Form 10-Q
period 2015-03-31
Avinger Inc
filed 2015-05-13
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-36817

AVINGER, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8873453
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 Chesapeake Drive

Redwood City, California 94063

(Address of principal executive offices and zip code)

(650) 241-7900

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of May 1, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,240,164.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

“Avinger,” “Ocelot,” “Pantheris,” and “Lumivascular” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are our property. Other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ™ symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names. Certain market and industry data used in this Quarterly Report on Form 10-Q, where noted, is attributable to Millennium Research Group, Inc. Millennium Research Group asserts copyright protection over the use of such information and reserves all rights with respect to its use. This information has been reprinted with Millennium Research Group’s permission and the reproduction, distribution, transmission or publication of such information is prohibited without its consent.

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$69,404	$12,316
Accounts receivable, net	1,292	2,068
Inventories	4,045	3,991
Prepaid expenses and other current assets	1,628	562
Total current assets	76,369	18,937

Property and equipment, net	2,585	2,608
Other assets	939	3,235
Total assets	$79,893	$24,780

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,654	$1,013
Accrued compensation	1,359	1,147
Accrued expenses and other current liabilities	4,476	4,850
Borrowings	3,745	1,873
Total current liabilities	11,234	8,883

Borrowings, net of current portion	16,747	18,537
Convertible notes and accrued interest	9,064	8,643
Other long-term liablities	258	325
Total liabilities	37,303	36,388

Commitments and contingencies (Note 8)

Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: none at March 31, 2015 and 6,819,197 at December 31, 2014
Shares issued and outstanding: none at March 31, 2015 and 5,262,728 at December 31, 2014
Liquidation preference: none at March 31, 2015 and $231,836 at December 31, 2014	—	132,260
Stockholders’ equity (deficit):
Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at March 31, 2015 and none at December 31, 2014
Shares issued and outstanding: none at March 31, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at March 31, 2015 and 15,555,555 at December 31, 2014
Shares issued and outstanding: 12,240,164 at March 31, 2015 and 243,260 at December 31, 2014	12	—
Additional paid-in capital	201,912	2,665
Accumulated deficit	(159,334)	(146,533)
Total stockholders’ equity (deficit)	42,590	(143,868)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$79,893	$24,780

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$2,088	$2,119
Cost of revenues	1,288	1,503
Gross profit	800	616

Operating expenses:
Research and development	3,860	2,856
Selling, general and administrative	6,365	4,139
Total operating expenses	10,225	6,995
Loss from operations	(9,425)	(6,379)

Interest income	3	1
Interest expense	(1,323)	(1,573)
Other income (expense), net	329	1
Loss before provision for income taxes	(10,416)	(7,950)
Provision for income taxes	1	21
Net loss and comprehensive loss	(10,417)	(7,971)
Adjustment to net loss resulting from convertible preferred stock modification	(2,384)	—
Net loss and comprehensive loss attributable to common stockholders	$(12,801)	$(7,971)

Net loss attributable to common stockholders per share, basic and diluted	$(1.53)	$(32.94)

Weighted average common shares used to compute net loss per share, basic and diluted	8,373	242

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(10,417)	$(7,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317	406
Amortization of debt issuance costs and debt discount	50	55
Stock-based compensation	1,232	188
Remeasurement of warrant and embedded derivatives	(344)	27
Noncash interest expense	487	747
Provision for excess and obsolete inventories	(8)	(66)
Changes in operating assets and liabilities:
Accounts receivable	775	167
Inventories	(133)	551
Prepaid expenses and other current assets	(1,058)	157
Other assets	—	(22)
Accounts payable	642	(174)
Accrued compensation	212	26
Accrued expenses and other current liabilities	388	561
Other liabilities	(64)	(54)
Net cash used in operating activities	(7,921)	(5,402)

Cash flows from investing activities
Purchase of property and equipment	(208)	(1)
Net cash used in investing activities	(208)	(1)

Cash flows from financing activities
Principal paydown of capital lease obligations	(4)	(4)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	6,176	—
Proceeds from initial public offering, net of issuance costs	58,745	—
Proceeds from the exercise of common stock warrants	300	—
Proceeds from the issuance of common stock	—	7
Net cash provided by financing activities	65,217	3

Net change in cash and cash equivalents	57,088	(5,400)
Cash and cash equivalents, beginning of period	12,316	12,221
Cash and cash equivalents, end of period	$69,404	$6,821

Supplemental disclosure of cash flow information
Cash paid for interest	$55	$585

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$137,632	$—
Modification of convertible preferred stock	2,384	—
Accounts payable for purchases of property and equipment	37	—
Vesting of common stock subject to repurchase	2	2
Issuance of common stock warrants	804	—
Transfer between inventory and property and equipment	87	42

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

Initial Public Offering

In January 2015, the Company issued and sold 5,000,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $13.00 per share, for net proceeds of approximately $56,897,000 after deducting underwriting discounts and commissions of approximately $4,550,000 and expenses of approximately $3,553,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock resulting in the reclassification of $137,626,000 from outside of stockholders’ equity (deficit) to additional paid-in capital.

2. Summary of Significant Accounting Policies

Basis of Presentation

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

The accompanying condensed balance sheet as of March 31, 2015, the condensed statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The financial data and other information disclosed in these notes to the financial statements related to March 31, 2015, and the three months ended March 31, 2015 and 2014, are also unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2015, and the results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015, are not necessarily indicative of results to be expected for the year ending December 31, 2015, or for any other interim period or for any future year. The December 31, 2014 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 27, 2015. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the  Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2015 and December 31, 2014. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities, borrowings, convertible notes and embedded derivatives. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings and convertible notes approximate fair value. Fair value accounting is applied to the warrant liabilities and embedded derivatives that are recorded at fair value in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of March 31, 2015 and December 31, 2014, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of March 31, 2015 and 2014.  Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2015 and December 31, 2014.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At March 31, 2015 and December 31, 2014, there were two customers and no customers that represented 10% or more of the Company’s accounts receivable, respectively. For the three months ended March 31, 2015 and 2014, there were two customers and no customers that represented 10% or more of revenues, respectively. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

The Company manufactures certain of its commercial products in-house, including the production of the Ocelot family of catheters. Certain of the Company’s product components and sub-assemblies continue to be manufactured by sole suppliers. Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

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

Deferred Initial Public Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO, were capitalized. As of December 31, 2014, $2,608,000 of deferred offering costs were capitalized in other assets on the balance sheet, of which $1,848,000 had been paid. The Company incurred $3,553,000 in offering costs and in January 2015, these initial public offering costs were offset against the proceeds obtained from the Company’s IPO.

Convertible Preferred Stock

Prior to its IPO the Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs and classified the convertible preferred stock outside of stockholders’ deficit on the balance sheets as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock resulting in the reclassification of $137,626,000 from outside of stockholders’ equity (deficit) to additional paid-in capital.

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

Amount
Balance at December 31, 2014	$167
Warranty provision	21
Usage	(19)
Balance at March 31, 2015	$169

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

Prior to completion of the Company’s IPO the fair value of the Company’s common stock was determined by its Board of Directors with assistance from management and third-party valuation specialists. Management’s approach to estimating the fair value of the Company’s common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Management considered several factors to estimate enterprise value, including significant milestones that would generally contribute to increases in the value of the Company’s common stock. Following the closing of the Company’s IPO in January 2015, the fair value of its common stock is determined based on the closing price of its common stock on The NASDAQ Stock Market.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, common stock shares subject to repurchase of 415 and 583 were excluded from the calculations as of March 31, 2015 and December 31, 2014, respectively. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential dilutive common shares would have been anti-dilutive.

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(10,417)	$(7,971)
Adjustment to net loss resulting from convertible preferred stock modification	(2,384)	—
Net loss attributable to common stockholders	$(12,801)	$(7,971)
Weighted average common stock outstanding	8,373	242
Net loss attributable to common stockholders per share, basic and diluted	$(1.53)	$(32.94)

In addition to the outstanding convertible notes (Note 6), the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported, in common stock equivalent shares:

	March 31,
	2015	2014
Convertible preferred stock outstanding	—	2,591,102
Common stock options	3,035,348	384,614
Common stock warrants	2,213,395	160,367
	5,248,743	3,136,083

Comprehensive Loss

For the three months ended March 31, 2015 and 2014, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates in one segment. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended March 31, 2015 and 2014, 99% and 100%, respectively, of the Company’s revenues, were in the United States, based on the shipping location of the external customer.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated standard requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and the derivative instruments related to redemption features embedded within its outstanding convertible notes. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

As of March 31, 2015 and December 31, 2014, cash equivalents and restricted cash were all categorized as Level 1 and consisted of money market funds. The Company issued convertible notes in 2013 and 2014 (Note 6). In connection with the convertible notes, the Company agreed to issue warrants to purchase shares of its common stock. As the price per share of the common stock warrants was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, they were classified as a derivative liability and were subject to remeasurement at each balance sheet date until September 2014. The convertible notes also contained redemption features which were determined to be a compound embedded derivative requiring fair value accounting. The common stock warrant liability and embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss.

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2015 and 2014.

Common Stock Warrant Liability

The Company’s common stock warrant liability represented a financial instrument classified as Level 3. As the price per share of the common stock warrants was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, they were classified as a derivative liability and were subject to remeasurement at each balance sheet date. Contemporaneous with the Series E Convertible Preferred Stock issuance, the Company determined that these common stock warrants met the requirements for equity classification and the fair value of the common stock warrant liability was reclassified to additional paid-in capital. Subsequent to September 2014, there were no changes in fair value.

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

Amount
Fair value at December 31, 2014	$231
Issuance of convertible notes	—
Change in fair value recorded in other income (expense), net	344
Fair value at March 31, 2015	$575

Through December 31, 2014 the Company determined the value of the compound derivative utilizing a Monte Carlo Simulation model. The inputs used to determine the estimated fair value of the derivative instrument include the probability of an underlying event triggering the embedded derivative occurring and its timing. The fair value measurement is based upon significant inputs not observable in the market. The inputs included the probability that the Company would need to raise additional equity in 2014, as well as various financing and exit events in 2015. These assumptions are inherently subjective and involve significant management judgment. The following table summarizes these various assumptions:

December 31,
2014
Equity financing in 2014	100.0%
Equity financing in 2015	14.3%
Liquidation	0.1%
Initial public offering	79.5%
Change of control	6.2%

Subsequent to the Company’s IPO the value of the compound derivative was determined utilizing a Black-Derman-Toy model. The inputs used to determine the estimated fair value of the derivative instrument include the term structure of yields which are observed in the market, the credit spread, which was estimated by the Company, and the volatility, which was estimated using an analysis of comparable bonds in the market. The fair value measurement is based upon significant inputs not observable in the market.  These assumptions are inherently subjective and involve significant management judgment. The following table summarizes these various assumptions:

March 31,
2015
Time to first call option (years)	0.5
Credit spread	20.0%
Expected volatility	35.0%

The compound embedded derivative asset is included in other long-term assets as of March 31, 2015 and December 31, 2014, on the balance sheets.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$2,203	$2,265
Work-in-process	104	61
Finished products	1,738	1,665
Total inventories	$4,045	$3,991

5. Borrowings

On April 18, 2013, the Company entered into a Credit Agreement (“Agreement”) with PDL BioPharma, Inc. (“PDL”) whereby PDL agreed to loan up to $40,000,000. Contemporaneous with the execution of the Agreement the Company borrowed an initial $20,000,000 (“Term Note”). Under the terms of the Agreement, if the Company achieved certain net revenue milestones prior to June 30, 2014, the Company would be eligible to borrow an additional amount between $10,000,000 and $20,000,000 (net of fees) at the Company’s election. The Company did not achieve the net revenue milestones and accordingly, there are no additional available funds to borrow under the Agreement.

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

Period Ending December 31,	Mandatory Minimum Quarterly Payment
2015	$229
2016	305
2017	305
2018	310
$1,149

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

The Company incurred fees and legal expenses of $519,000 in connection with the Agreement, which have been recorded as deferred financing costs on the accompanying balance sheets and are amortized using the effective interest method. The Company also paid $200,000 in fees to PDL upon origination of the Term Note, which is reflected as a discount on the debt and is being accreted over the life of the Term Note. The Company calculated an effective interest rate of 27.2% upon origination of the Term Note based on its best estimate of future cash outflows. The Company reviews its estimate of forecasted Assigned Interests payable annually and revisions to estimated cash flows are reflected using the retrospective method. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity of the Term Note. The new effective interest rate, 18.3% as of December 31, 2014, is then used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. For the three months ended March 31, 2015 and 2014, the Company incurred interest expense of $900,000 and $895,000, respectively.

Principal and PIK loan repayments of the Term Note as of March 31, 2015 are as follows (in thousands):

Principal and PIK
Period Ending December 31,	Loan Repayments
2015	$1,818
2016	7,273
2017	7,273
2018	3,636
20,000
Add: Payment in kind interest	600
20,600
Less: Amount representing debt discount	(108)
20,492
Less: Current portion of long-term borrowings	(3,745)
Borrowings, net of current portion	$16,747

6. Convertible Notes

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

The principal and accrued interest on the notes were convertible, at the option of the holder, upon a future issuance of the Company’s convertible preferred stock or common stock (the “Equity Financing”) into that same stock at a conversion price equal to 85% of the price paid by other investors in the financing event. For holders who elected not to convert their notes upon the closing of the Company’s Series E Preferred Stock financing or upon its IPO, the Company may repay the holder, at its sole election, a payment equal to the greater of (i) 125% of the outstanding principal and accrued and unpaid interest, or (ii) the amount providing the investor with a 20% minimum internal rate of return, at any time prior to their maturity date. Upon a change of control, the Company will repay the holder, at the election of such holder, a payment equal to the greater of (i) 125% of the outstanding principal and accrued and unpaid interest, (ii) an amount equal to the return the holders of Series D preferred stock would be entitled to receive in such change of control, or (iii) the amount providing the investor with a 20% minimum internal rate of return, provided that in the event that the change of control includes any contingent payments based on future performance, the amount due and payable under clause (ii) will be recalculated at the time each installment or contingent payment is made.

In conjunction with the issuance of the convertible notes, the Company issued warrants to purchase up to the number of shares of common stock equal to 15% of the principal amount of the convertible notes divided by an exercise price per share equal to the lesser of $39.15 per share, or the price per share paid by the investors in the first bona fide preferred stock financing subsequent to the date of the convertible notes. Upon the Series E Convertible Preferred Stock issuance in September 2014, the exercise price per share was fixed at $12.60 per share and the Company issued warrants to purchase a total of 216,547 shares of common stock. The warrants, which were immediately exercisable, expired upon the closing of the Company’s IPO. The estimated fair value of the warrants upon issuance, of $1,000, was based on an option pricing model. The Company recorded the fair value of the warrants at issuance as a debt discount and as a warrant liability. The debt discount is being accreted using the effective interest method as additional interest expense over the term of the convertible notes.

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

In September and November 2014, in connection with the issuance of the Series E Convertible Preferred Stock, $11,582,000 of the outstanding convertible notes and accrued interest thereon was converted into shares of Series E Convertible Preferred Stock. As of March 31, 2015, the Company had $9,064,000 in principal and accrued interest underlying outstanding convertible notes.

The Company’s interest expense associated with the convertible notes amounted to $423,000 and $677,000 during the three months ended March 31, 2015 and 2014, respectively, based on the minimum internal rate of return of 20%.

7. Capital Leases

Capital lease obligations consist of leased office equipment. As of March 31, 2015 and December 31, 2014, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $35,000 and $12,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of March 31, 2015, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2015	$15
2016	11
2017	10
2018	1
Total minimum payments	37
Less: Amount representing future interest	2
Present value of minimum lease payments	$35

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2016. The lease agreement includes two renewal provisions allowing the Company to extend this lease for additional periods of three years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts have been reflected as deferred rent and are being amortized as a reduction to rent expense over the term of the Company’s operating lease. Rent expense was $230,000 and $230,000 for the three months ended March 31, 2015 and 2014, respectively.

The future minimum lease payments as of March 31, 2015, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2015	$844
2016	1,060
Total minimum lease payments	$1,904

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $1,456,000 and $1,334,000 as of March 31, 2015 and December 31, 2014, respectively.

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

Legal Proceedings

The Company was not party to any legal proceedings at March 31, 2015 and December 31, 2014. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

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

9. Convertible Preferred Stock

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

On January 9, 2015, the Company issued a total of 490,472 shares of Series E Convertible Preferred Stock at $12.60 per share for total cash proceeds of $6,180,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock. As of March 31, 2015, the Company does not have any convertible preferred stock issued or outstanding.

10. Stockholders’ Equity (Deficit)

Preferred Stock

At March 31, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At March 31, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 12,240,164 shares were issued and outstanding.

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

As of March 31, 2015 and December 31, 2014, a total of 415 and 583 shares, respectively, were subject to repurchase, at cost, under these Restricted Stock Purchase Agreements.

Common Stock Warrants

In connection with the issuance of the Company’s Series E Convertible Preferred Stock in September 2014 through January 2015, the Company issued, to each investor who purchased shares of Series E Convertible Preferred Stock, warrants to purchase up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible Preferred Stock purchased.

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

In connection with the issuance of the Company’s Series E Convertible Preferred Stock in January 2015, the Company issued warrants to purchase an aggregate of purchase 245,235 shares of common stock. The common stock warrants were recorded at their allocated fair value of $804,000 within stockholders’ equity (deficit).

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

The Company determined that the amendment to the Series E Convertible Preferred Stock Purchase agreement should be accounted for as a modification.  Accordingly, the incremental fair value from the modification, the additional warrants to purchase 632,381 shares of common stock warrants, of $2,384,000, was recorded as an increase to stockholders’ equity (deficit) and as an adjustment to net loss attributable to common stockholders in the Company’s statement of operations and comprehensive loss for the three months ended March 31, 2015. This amount represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to holders of preferred stock in the computation of earnings per share.  As a result, the “deemed dividend” is subtracted from net loss available to common stockholders in reconciling net loss to net loss available for common shareholders.

Stock Plans

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance under the 2015 Plan will also include shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors.

Pursuant to the Plans ISOs and NSOs may be granted with exercise prices at not less than 100% of the fair value of the common stock on the date of grant and the exercise price of ISOs granted to a stockholder, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be not less than 110% of the fair market value per share of common stock on the date of grant. The Company’s Board of Directors determines the vesting schedule of the options. Options granted generally vest over four years and expire ten years from the date of grant.

Activity under the Plans is set forth below:

		Options Outstanding
	Shares		Weighted	Aggregate
	Available for	Number of	Average	Intrinsic Value
	Grant	Shares	Exercise Price	(in thousands)
Balance at December 31, 2014	21,705	3,010,373	$5.78	$13,188
Additional shares reserved	1,320,000	—
Granted	(32,444)	32,444	$10.91
Exercised	—	—	$—
Cancelled	7,469	(7,469)	$14.34
Balance at March 31, 2015	1,316,730	3,035,348	$5.78	$17,714

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $5.83 and $0.13 per share, respectively. As of March 31, 2015, the aggregate intrinsic value of options outstanding and vested was $188,000.  The aggregate intrinsic value of options exercised was none and none during the three months ended March 31, 2015 and 2014, respectively.  The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three months ended March 31, 2015 and 2014.

At March 31, 2015 and at December 31, 2014, there were 212,498 and 201,018 shares, respectively, vested with a weighted-average exercise price of $14.66 and $5.38 per share, respectively, and a weighted average contractual life of 6.77 and 7.03 years, respectively.

2015 Employee Stock Purchase Plan

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. 500,000 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. The Company incurred $23,000 in stock-based compensation expense related to the ESPP for the three months ended March 31, 2015.

11. Stock-Based Compensation

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

	Three Months Ended March 31,
	2015	2014
Expected term (years)	6.3	7.0
Expected volatility	55.0%	52.1%
Risk-free interest rate	1.7%	2.1%
Dividend rate	—	—

As of March 31, 2015 and December 31, 2014, the total unamortized compensation expense related to stock-based awards granted to employees and directors was $17,875,000 and $18,938,000, which is expected to be amortized over the next 3.68 and 3.92 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following average assumptions for the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
Expected term (years)	0.5
Expected volatility	47.2%
Risk-free interest rate	0.07%
Dividend rate	—

Total stock-based compensation expense recognized during the three months ended March 31, 2015 and 2014, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$60	$13
Research and development expenses	552	50
Selling, general and administrative expenses	620	125
	$1,232	$188

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

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

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support a filing with FDA for our Pantheris atherectomy device. VISION is designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging. We believe the data from VISION will also allow us to demonstrate that avoiding disruption of the membrane between the outermost layers of the artery, which we refer to as the black line, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. If Pantheris is cleared by FDA, we plan to commercialize it as part of our lumivascular platform in the United States and in select European countries after obtaining any required marketing authorizations.

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

Prior to the introduction of our lumivascular platform, our non-imaging catheter products were manufactured by third parties. All of our products are now manufactured in-house using components and sub-assemblies manufactured both in-house at our facilities in Redwood City, California and by outside vendors. We expect our current manufacturing facility will be sufficient to meet our anticipated growth through at least 2016. We assemble all of our products at our manufacturing facility, but certain critical processes such as coating and sterilization are done by outside vendors.

As of March 31, 2015, we had approximately $9.1 million in principal and accrued interest underlying outstanding promissory notes, or the notes, that are due and payable upon the earlier of October 29, 2018 or upon certain specified events. We have also borrowed $20.0 million under our credit facility, or the credit agreement, with PDL Biopharma, or PDL. All outstanding amounts under this credit agreement must be repaid on April 18, 2018. We are required to make certain royalty payments on our net sales until April 18, 2018, regardless of whether we prepay the term loan, and we are required to pay an exit fee at maturity, or earlier prepayment in full, based on a percentage of the original principal amount borrowed.

We began commercializing our initial non-lumivascular platform products in 2009 and introduced our lumivascular platform products in the United States in late 2012. We have not been profitable since inception, and as of March 31, 2015, our accumulated deficit was $159.3 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering of 5.0 million shares. As a result of our initial public offering, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our initial public offering of approximately $3.6 million.

During the third and fourth quarters of 2013, we effected a reduction in force, lowering our total headcount from 168 employees at June 30, 2013 to 115 employees at December 31, 2013. We implemented this reduction to better align resource utilization with our corporate strategy as we transitioned our focus from non-imaging products to lumivascular platform products, including Pantheris.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select European markets. We expect our revenues to increase as we continue to expand our sales and marketing infrastructure and introduce new lumivascular platform products including, if cleared by FDA, Pantheris. Two customers and no single customer accounted for more than 10% of our revenues during the three months ended March 31, 2015 and 2014, respectively.

We expect our revenues to fluctuate from quarter-to-quarter due to a variety of factors including capital equipment purchasing patterns that are typically heavier towards the calendar year-end and lightest in the first quarter. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness, our royalty obligation to PDL and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements. Due to the conversion of $7.8 million and $3.8 million in principal amount of the notes and related accrued interest into shares of our Series E preferred stock in September and November 2014, respectively, we expect that for 2015 our interest expense will decrease. During 2015 we may consider refinancing or restructuring existing debt arrangements or entering into a credit facility in order to replace our outstanding indebtedness, which we expect will decrease our interest expense.

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

Results of Operations:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
	(in thousands, except percentages)
Revenues	$2,088	$2,119
Cost of revenues	1,288	1,503
Gross profit	800	616
Gross margin	38%	29%

Operating expenses:
Research and development	3,860	2,856
Selling, general and administrative	6,365	4,139
Total operating expenses	10,225	6,995
Loss from operations	(9,425)	(6,379)

Interest income (expense), net	(1,320)	(1,572)
Other income (expense), net	329	1
Loss before provision for income taxes	(10,416)	(7,950)
Provision for income taxes	1	21
Net loss and comprehensive loss	$(10,417)	$(7,971)

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues.  Revenues of $2.1 million during the three months ended March 31, 2015, were unchanged compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, sales of our Lightbox imaging console increased by 72% to $0.6 million while sales of our disposable catheters decreased by 14% to $1.5 million. The decrease in disposable catheter revenues in 2015 and changes in revenue mix related to the Company’s continuing commercial focus on its lumivascular programs to broaden physician exposure to optical coherence tomography (OCT) image interpretation and build the installed base of the Lightbox imaging console prior to availability of Pantheris.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $0.2 million, or 14%, to $1.3 million during the three months ended March 31, 2015, compared to $1.5 million during the three months ended March 31, 2014. This decrease was attributable to the decrease in revenues from sales of our disposable catheters. Gross margin for the three months ended March 31, 2015 was 38%, up from 29% compared to the three months ended March 31, 2014. This increase was primarily attributable to operational efficiencies achieved in our lumivascular manufacturing processes.

Research and Development Expenses.  R&D expenses increased $1.0 million, or 35%, to $3.9 million during the three months ended March 31, 2015, compared to $2.9 million during the three months ended March 31, 2014. This increase was primarily due to a $0.9 million increase in personnel-related expenses and an increase of $0.2 million in outside services. These increases were partially offset by a $0.1 million decrease in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $0.6 million compared to $50,000 for the three months ended March 31, 2015 and 2014, respectively. The remaining increase in personnel-related expenses and increase in outside services were attributable to our VISION clinical trial.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.3 million, or 54%, to $6.4 million during the three months ended March 31, 2015, compared to $4.1 million during the year ended March 31, 2014. This increase was primarily due to a $1.3 million increase in personnel-related expenses and an increase of $0.9 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $0.6 million compared to $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Increases in our consulting, legal and professional fees were associated with the audit of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net increased $0.3 million, or 16%, to an expense of $1.3 million during the three months ended March 31, 2015, compared to an expense of $1.6 million during the three months ended March 31, 2014. This decreased expense was attributable to the conversion of our convertible notes into shares of Series E preferred stock during the third and fourth quarter of 2014.

Other Income (Expense), Net.  Other income (expense), net increased to an income of $329,000 during the three months ended March 31, 2015, compared to income of $1,000 during the three months ended March 31, 2014. The increase in other income was primarily attributable to the remeasurement of the fair value of the derivative instruments associated with our notes which are accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $69.4 million and an accumulated deficit of $159.3 million, compared to cash and cash equivalents of $12.3 million and an accumulated deficit of $146.5 million as of December 31, 2014. We currently believe our existing cash and cash equivalents and expected revenues, will be sufficient to meet our capital requirements and fund our operations for at least 18 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. Prior to our initial public offering in January 2015, our primary sources of capital have been private placements of preferred stock and debt financing agreements. In April 2013, we entered into a credit agreement with PDL, under which we could borrow up to $40.0 million, of which $20.0 million was immediately available and drawn by us. The remaining $20.0 million would have been available based upon the achievement of certain net revenue milestones prior to June 30, 2014. We did not achieve the net revenue milestones and, accordingly, cannot borrow additional funds under the credit agreement. As of March 31, 2015, we had $20.5 million outstanding under the credit agreement. See section titled “Contractual Obligations — PDL Credit and Security Agreements.”

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

Cash Flows

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,921)	$(5,402)
Investing activities	(208)	(1)
Financing activities	65,217	3
Net (decrease) increase in cash and cash equivalents	$57,088	$(5,400)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $7.9 million, consisting primarily of a net loss of $10.4 million, partially offset by a decrease in net operating assets of $0.8 million and by non-cash charges of $1.7 million. The decrease in net operating assets was primarily due to a decrease in accounts receivable and an increase in accounts payable and accrued expenses and other current liabilities related to timing of payments and interest payable to PDL, partially offset by increases in our prepaid expenses and other current assets and inventories. The non-cash charges primarily consisted of depreciation, stock-based compensation, and non-cash interest expense related to our credit agreement with PDL.

Net cash used in operating activities for the three months ended March 31, 2014 was $5.4 million, consisting primarily of a net loss of $8.0 million, partially offset by a decrease in net operating assets of $1.2 million and by non-cash charges of $1.4 million. The decrease in net operating assets was primarily due to decreases in accounts receivable and inventories as well as an increase in accrued expenses and other current liabilities related to interest payable to PDL. Non-cash charges consisted primarily of depreciation, stock-based compensation, and non-cash interest expense related to our credit agreement with PDL.

Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended March 31, 2015 and 2014 was $0.2 million and $1,000, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2015 was $65.2 million, consisting of net proceeds of $58.7 million from the issuance of common stock related to our IPO and net proceeds of $6.2 million from the issuance of our Series E preferred stock. As of December 31, 2014, cash paid for deferred IPO Costs was $1.8 million.

Net cash provided by financing activities in the three months ended March 31, 2014 was $3,000, consisting primarily of net proceeds of $7,000 from the issuance of common stock, partially offset by principal payments under our capital lease obligations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, the credit agreement with PDL, the notes and non-cancellable purchase commitments. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2015, except for our entering into two additional capital lease agreements in January 2015. Under these capital lease agreements beginning in February 2015 through January 2018, we are obligated to pay approximately $30,000 in lease payments over the term of the agreements.

Convertible Promissory Notes

On October 29, 2013, we entered into a Note and Warrant Purchase Agreement, or the Convertible Note Agreement, with certain existing preferred stockholders, third-parties and employees for the issuance of convertible notes up to an aggregate principal amount of $25.0 million. Under the terms of the Convertible Note Agreement, we issued convertible notes, or the notes, in October and November 2013 for total proceeds of $13.5 million and in May and July 2014 for total proceeds of $4.7 million. The notes bear interest equal to 30-day LIBOR, plus 6% per annum subject to a minimum internal rate of return of 20% per annum. The principal and accrued interest thereon will mature on the earlier of: (i) October 29, 2018, (ii) an event of default or (iii) a change of control event.

The principal and the accrued interest on the notes was convertible, at the option of the holder, upon a future issuance of our preferred stock or common stock into that same stock at a conversion price equal to 85% of the price paid by other investors in the financing event. For holders who elected not to convert their notes upon the closing of our Series E financing or upon our IPO, , we may repay the notes at 125% of the outstanding principal and accrued and unpaid interest. Upon a change of control, at the election of the holder, we are obligated to make a payment to such holder equal to the greater of (i) 125% of the outstanding principal and accrued and unpaid interest, (ii) an amount equal to the return the holders of Series D preferred stock would be entitled to receive in such change of control, or (iii) the amount providing the investor with an annual 20% minimum internal rate of return, provided that in the event that the change of control includes any contingent payments based on future performance, the amount due and payable under clause (ii) will be recalculated at the time each installment or contingent payment is made. In September 2014, in connection with the issuance of the Series E preferred stock, $7.8 million of principal and accrued interest outstanding under the notes was converted into shares of Series E preferred stock. In November 2014, an additional $3.8 million of principal and accrued interest outstanding under the notes was converted into shares of Series E preferred stock. As of March 31, 2015, $9.1 million in principal and accrued interest remained outstanding under the notes.

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

The tranche one term loan bears interest at a rate equal to 12.0% per annum. Interest on the tranche one term loan is due and payable quarterly in arrears, provided that we may elect to add up to 1.5% percent of interest per annum to increase the outstanding principal balance of such loan for the first eight interest payment dates after the closing date with respect to the tranche one loan. Pursuant to this provision, we converted $0.6 million of the interest on the tranche one loan amount into principal and, as of March 31, 2015, there was $20.5 million outstanding under the credit agreement. Principal is payable in equal quarterly installments beginning December 2015. All outstanding amounts under the tranche one term loan must be repaid on April 18, 2018.

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

The credit agreement and the security agreement contain customary affirmative covenants and customary negative covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate with affiliates, make acquisitions, incur debt, incur liens, pay dividends, enter into restrictive agreements, repurchase stock and make investments, in each case subject to certain exceptions. Additionally, even if the term loan is prepaid, until there are no further obligations to periodically pay to lender a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The credit agreement and the security agreement also contain customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, PDL may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the credit agreement, the security agreement and any guaranty. Additionally, upon an event of default, the interest rate would likely be increased to a default rate of 14.0% per annum. We were in compliance with the covenants under the credit agreement and the security agreement as of March 31, 2015.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 27, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit Risk

As of March 31, 2015 and December 31, 2014, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our lumivascular platform products to hospitals and medical centers in the United States. Two and no customers represented more than 10% of our accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.

ITEM 1A.    RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes. Please also see “Special Notes Regarding Forward-Looking Statements.”

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

We have incurred significant losses in each period since our inception in 2007, including net losses of $39.9 million and $32.0 million in for the years ended December 31, 2013 and 2014, respectively, and $10.8 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of approximately $159.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our lumivascular platform and acquire customers.

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

The long-term viability of our company is largely dependent on the successful development and commercialization of Pantheris. In March 2015, we completed enrollment of patients in a clinical study called VISION that will be used to support regulatory clearance of Pantheris, and we do not have significant long-term data on Pantheris’ safety and efficacy. While we expect to successfully complete the on-going study and file our 510(k) submission for Pantheris in the second half of 2015 with FDA, there can be no guarantee that the study will be completed, that the primary endpoints will be achieved, or that we will receive regulatory clearance for the sale and marketing of Pantheris in the United States. Although we have collected preliminary data for our VISION trial, this preliminary data may not be predictive of its final results and failure of the trial can occur at any time. A number of companies in the medical device field have suffered significant setbacks during clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending heavily on sales of Pantheris to achieve our revenue goals, failure to successfully complete the study and receive FDA clearance, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain regulatory clearance, our ability to successfully market this product will be limited due to a number of factors including regulatory restrictions in our labeling. In addition, there can be no guarantee that Pantheris will be accepted by the medical community as a valid alternative to currently available devices. If we cannot sell Pantheris as planned, our financial results will be harmed.

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

We believe that our cash and cash equivalents at March 31, 2015 and expected revenues from operations will be sufficient to satisfy our capital requirements and fund our operations for at least 18 months following the date of this Quarterly Report on Form 10-Q. We will likely need additional funds to meet our operational needs and capital requirements for product development, clinical trials and commercialization.

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

We may raise funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of March 31, 2015, we had $20.5 million in principal and interest outstanding under our credit facility, or the credit agreement, with PDL Biopharma, or PDL, and $9.1 million in principal plus interest outstanding under convertible promissory notes, or the notes. We must make significant annual debt payments under the credit agreement, which diverts resources from other activities. Our debt with PDL is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. In addition to the interest and principal payments due under the credit agreement, we are obligated to pay PDL a royalty at the rate of 1.8% of our quarterly revenues through the maturity date of April 18, 2018. To the extent that we prepay the borrowings under the credit agreement, our royalty obligations will continue and will be payable through the maturity date at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts. During this period, we must continue to comply with covenants limiting our ability to, among other things, undergo a change in control and dispose of assets, in each case subject to certain exceptions. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions both under the credit agreement and the notes that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even after the PDL debt is repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. In addition, as of March 31, 2015, we are obligated to pay our former financial advisor a transaction fee of $320,000.

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

Our products compete with a variety of products and devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon markets include Abbott Laboratories, BARD, Boston Scientific, Cook Medical,  Johnson & Johnson and Medtronic. Competitors in the atherectomy market include Boston Scientific, Cardiovascular Systems, Medtronic, Philips and Spectranetics. Some competitors have previously attempted to combine intravascular imaging with atherectomy and may have current programs underway to do so. These and other companies may attempt to incorporate on-board visualization into their products in the future and may remain competitive with us in marketing traditional technologies. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our products. Many of our competitors have significantly greater financial and other resources than we do and have well-established reputations, as well as broader product offerings and worldwide distribution channels that are significantly larger and more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

The forecasts of market growth included in this Quarterly Report on Form-10Q may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts in this Quarterly Report on Form 10-Q relating to, among other things, the expected growth in PAD prevalence, diagnosis and endovascular PAD procedures and the markets therefor and increased awareness, higher diagnosis, and intervention rates, may prove to be inaccurate.

Even if these markets experience the forecasted growth described in this Quarterly Report on Form 10-Q, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including whether the market for PAD treatments continues to grow, our ability to successfully complete the VISION trial, obtain 510(k) clearance for Pantheris and commercialize Pantheris, the rate of market acceptance of our lumivascular platform products versus the products of our competitors and our success in implementing our business strategies, each of which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Quarterly Report on Form 10-Q should not be taken as indicative of our future growth.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2015, we held five issued U.S. patents and had 16 U.S. utility patent applications and 8 PCT applications pending. As of March 31, 2015, we also had one issued patent from the Japan Patent Office, one issued patent from the Chinese patent office, and one European patent which has been nationalized in Germany, France, Great Britain, Italy and Ireland. As of March 31, 2015, we had 36 pending patent applications outside of the United States, including in Australia, Canada, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our lumivascular platform, brand and business.

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

As of May 1, 2015, our directors, officers and each stockholder holding more than 5% of our common stock collectively control approximately 43.9% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Prior to the completion of our initial public offering, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for our initial public offering, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2013 and 2012. The material weakness we identified related to not maintaining sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.

For a discussion of our remediation and the actions that we have executed during 2014 to remediate the material weakness see our most recent Annual Report on Form 10-K, as filed with the SEC on March 27, 2015. We believe the measures described remediated the material weakness we previously identified and strengthened our internal control over financial reporting. The actions we have taken are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have remediated this weakness, we cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness or significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which could be advantageous to our competitors and clients and could result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have issued and sold the following securities from January 1, 2015 to March 31, 2015:

1.              In March 2015 we granted options to purchase 32,444 shares of our common stock with an exercise price of $10.91 per share. From January 1 through March 31, 2015, no options were exercised.

2.              In January 2015 we issued and sold to 5 accredited investors an aggregate of 490,472 shares of Series E preferred stock (convertible into an aggregate of 490,472 shares of common stock) at a purchase price per share of $12.60. In connection therewith, we issued warrants to purchase an aggregate of 245,235 shares of our common stock at an exercise price of $12.60 per share.

3.              In January 2015 we granted additional warrants to purchase 632,381 shares of our common stock at $12.60 per share to the holders of our Series E preferred stock.

4.              In February 2015, 24,403 warrants to purchase common stock were exercised at $12.60 per share and 4,576 shares of common stock were issued as a result of net exercises of warrants, at an exercise price per share of $12.60.

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

Use of Proceeds from Public Offering of Common Stock

Our initial public offering of 5,000,000 shares of common stock was effected through a registration statement on Form S-1 (File No. 333-201322), which was declared effective on January 29, 2015. Our initial public offering closed on February 4, 2015 and resulted in net proceeds of approximately $56.9 million, after deducting underwriting discounts and commissions of approximately $4.5 million and other expenses of approximately $3.6 million. No payments for such expenses were made directly or indirectly to any of our officers or directors.

Canaccord Genuity Inc., Cowen and Company, LLC, Oppenheimer & Co. Inc., BTIG, LLC and Stephens Inc. acted as the underwriters. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 30, 2015 pursuant to Rule 424(b) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: May 13, 2015	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.