Form 10-Q
period 2015-06-30
Avinger Inc
filed 2015-08-12
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,240,164.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$60,697	$12,316
Accounts receivable, net	1,651	2,068
Inventories	3,759	3,991
Prepaid expenses and other current assets	1,117	562
Total current assets	67,224	18,937

Property and equipment, net	2,226	2,608
Other assets	1,114	3,235
Total assets	$70,564	$24,780

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$998	$1,013
Accrued compensation	2,127	1,147
Accrued expenses and other current liabilities	3,659	4,850
Borrowings, current portion	5,618	1,873
Total current liabilities	12,402	8,883

Borrowings, net of current portion	14,887	18,537
Convertible notes and accrued interest	9,489	8,643
Other long-term liablities	154	325
Total liabilities	36,932	36,388

Commitments and contingencies (Note 8)

Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: none at June 30, 2015 and 6,819,197 at December 31, 2014
Shares issued and outstanding: none at June 30, 2015 and 5,262,728 at December 31, 2014
Liquidation preference: none at June 30, 2015	—	132,260
Stockholders’ equity (deficit):
Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at June 30, 2015 and none at December 31, 2014
Shares issued and outstanding: none at June 30, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at June 30, 2015 and 15,555,555 at December 31, 2014
Shares issued and outstanding: 12,240,164 at June 30, 2015 and 243,260 at December 31, 2014	12	—
Additional paid-in capital	203,174	2,665
Accumulated deficit	(169,554)	(146,533)
Total stockholders’ equity (deficit)	33,632	(143,868)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$70,564	$24,780

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$3,047	$3,389	$5,135	$5,508
Cost of revenues	1,634	1,968	2,922	3,470
Gross profit	1,413	1,421	2,213	2,038

Operating expenses:
Research and development	3,951	2,763	7,812	5,618
Selling, general and administrative	6,545	4,186	12,910	8,326
Total operating expenses	10,496	6,949	20,722	13,944
Loss from operations	(9,083)	(5,528)	(18,509)	(11,906)

Interest income	9	—	12	1
Interest expense	(1,344)	(1,620)	(2,667)	(3,193)
Other income (expense), net	204	83	534	84
Loss before provision for income taxes	(10,214)	(7,065)	(20,630)	(15,014)
Provision for income taxes	6	13	7	35
Net loss and comprehensive loss	(10,220)	(7,078)	(20,637)	(15,049)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	(2,384)	—
Net loss and comprehensive loss attributable to common stockholders	$(10,220)	$(7,078)	$(23,021)	$(15,049)

Net loss attributable to common stockholders per share, basic and diluted	$(0.83)	$(29.25)	$(2.23)	$(62.19)

Weighted average common shares used to compute net loss per share, basic and diluted	12,240	242	10,317	242

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(20,637)	$(15,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639	787
Amortization of debt issuance costs and debt discount	101	111
Stock-based compensation	2,480	317
Remeasurement of warrant and embedded derivatives	(547)	(84)
Noncash interest expense	907	1,923
Provision for excess and obsolete inventories	(7)	(26)
Changes in operating assets and liabilities:
Accounts receivable	417	292
Inventories	126	1,033
Prepaid expenses and other current assets	(810)	182
Other assets	(8)	8
Accounts payable	(25)	(284)
Accrued compensation	980	52
Accrued expenses and other current liabilities	(448)	205
Other liabilities	(154)	(113)
Net cash used in operating activities	(16,986)	(10,646)

Cash flows from investing activities
Purchase of property and equipment	(107)	(8)
Restricted cash	255	—
Net cash used in investing activities	148	(8)

Cash flows from financing activities
Principal paydown of capital lease obligations	(10)	(9)
Proceeds from convertible notes, net of issuance costs	—	4,202
Proceeds from the issuance of convertible preferred stock, net of issuance costs	6,176	—
Proceeds from initial public offering, net of issuance costs	58,745	—
Proceeds from the exercise of common stock warrants	308	—
Proceeds from the issuance of common stock	—	7
Net cash provided by financing activities	65,219	4,200

Net change in cash and cash equivalents	48,381	(6,454)
Cash and cash equivalents, beginning of period	12,316	12,221
Cash and cash equivalents, end of period	$60,697	$5,767

Supplemental disclosure of cash flow information
Cash paid for interest	$1,257	$1,158

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$137,632	$—
Modification of convertible preferred stock	2,384	—
Vesting of common stock subject to repurchase	16	5
Issuance of common stock warrants	804	—
Transfer between inventory and property and equipment	113	325

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

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial information. The results for the three and six months ended June 30, 2015, are not necessarily indicative of results to be expected for the year ending December 31, 2015, or for any other interim period or for any future year. The December 31, 2014 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 27, 2015. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2015 and December 31, 2014. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities, borrowings, convertible notes and embedded derivatives. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings and convertible notes approximate fair value. Fair value accounting is applied to the warrant liabilities and embedded derivatives that are recorded at fair value in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of June 30, 2015 and December 31, 2014, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of June 30, 2015 and December 31, 2014.  Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Restricted Cash

At December 31, 2014, a deposit of $255,000 was restricted from withdrawal. The restricted cash secured obligations of the Company associated with its corporate credit card. The restricted deposit account was included in prepaid expenses and other current assets. As of June 30, 2015, the Company was no longer required to secure its corporate card obligations; accordingly the $255,000 is included within cash and cash equivalents.  The release of the restriction against the Company’s cash was included within investing activities on its statement of cash flows for the six months ended June 30, 2015.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2015 and December 31, 2014.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At June 30, 2015 and December 31, 2014, there were three customers and no customers that represented 10% or more of the Company’s accounts receivable, respectively. For the three months ended June 30, 2015 and 2014, there were no customers that represented 10% or more of revenues. For the six months ended June 30, 2015 and 2014, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Warrant Liability and Embedded Derivative Instruments

The Company accounts for its warrants for shares of common stock in accordance with the accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock and, therefore, qualifies for a scope exception. The two-step model requires a contract for a financial instrument to be both (1) indexed to the entity’s own stock and (2) classified in the stockholders’ equity (deficit) section of the balance sheet. If a financial instrument qualifies for a scope exception, it would not be considered a derivative financial instrument.

As the price per share of the common stock warrants issued with the convertible notes was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, these warrants were initially classified as a derivative liability. As a derivative liability, the warrants were initially recorded at fair value and were subject to remeasurement at each balance sheet date until September 2014. Any change in fair value as a result of a remeasurement was recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. The Company re-evaluated the terms of the common stock warrants issued with the convertible notes after the issuance of the Series E Convertible Preferred Stock in September 2014 and determined that they then met the first criterion of the two-step model. Accordingly, the associated current fair value of the warrant liability was reclassified to additional paid-in capital in the stockholders’ equity (deficit) section of the balance sheet at that time, thus satisfying the second criterion of the two-step model.

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

The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.                                      Lightbox sales: The Company sells its products directly to hospitals and medical centers. Provided all other criteria for revenue recognition have been met, the Company recognizes revenue for Lightbox sales directly to end customers when delivery and acceptance occurs, which is defined as receipt by the Company of an executed form by the customer acknowledging that the training and installation process is complete.

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

Amount
Balance at December 31, 2014	$167
Warranty provision	63
Usage	(68)
Balance at June 30, 2015	$162

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, common stock shares subject to repurchase of 247 and 583 were excluded from the calculations as of June 30, 2015 and December 31, 2014, respectively. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential dilutive common shares would have been anti-dilutive.

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(10,220)	$(7,078)	$(20,637)	$(15,049)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	(2,384)	—
Net loss attributable to common stockholders	$(10,220)	$(7,078)	$(23,021)	$(15,049)
Weighted average common stock outstanding	12,240	242	10,317	242
Net loss attributable to common stockholders per share, basic and diluted	$(0.83)	$(29.25)	$(2.23)	$(62.19)

In addition to the outstanding convertible notes (Note 6), the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported, in common stock equivalent shares:

	June 30,
	2015	2014
Convertible preferred stock outstanding	—	2,591,102
Common stock options	3,104,358	349,654
Common stock warrants	2,213,395	210,597
	5,317,753	3,151,353

Comprehensive Loss

For the three and six months ended June 30, 2015 and 2014, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates in one segment. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended June 30, 2015 and 2014, 100% and 99.3% of the Company’s revenues, were in the United States, based on the shipping location of the external customer, respectively. For the six months ended June 30, 2015 and 2014, 99.7% and 99.6% of the Company’s revenues, were in the United States, based on the shipping location of the external customer, respectively.

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

In April 2015, the FASB issued an accounting standard which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. It is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, FASB voted to delay the effective date of the new standard by one year. The standard would become effective the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of our adoption of this standard on its financial statements.

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

As of June 30, 2015 and December 31, 2014, cash equivalents and restricted cash were all categorized as Level 1 and consisted of money market funds. The Company issued convertible notes in 2013 and 2014 (Note 6). In connection with the convertible notes, the Company agreed to issue warrants to purchase shares of its common stock. As the price per share of the common stock warrants was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, they were classified as a derivative liability and were subject to remeasurement at each balance sheet date until September 2014. The convertible notes also contained redemption features which were determined to be a compound embedded derivative requiring fair value accounting. The common stock warrant liability and embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss.

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2015 and 2014.

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

Amount
Fair value at December 31, 2014	$231
Issuance of convertible notes	—
Change in fair value recorded in other income (expense), net	547
Fair value at June 30, 2015	$778

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

June 30,
2015
Time to first call option (years)	0.3
Credit spread	20.0%
Expected volatility	40.0%

The compound embedded derivative asset is included in other long-term assets as of June 30, 2015 and December 31, 2014, on the balance sheets.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$2,039	$2,265
Work-in-process	1	61
Finished products	1,719	1,665
Total inventories	$3,759	$3,991

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

Period Ending December 31,	Mandatory Minimum Quarterly Payment
2015	$153
2016	305
2017	305
2018	310
$1,073

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

The Company incurred fees and legal expenses of $519,000 in connection with the Agreement, which have been recorded as deferred financing costs on the accompanying balance sheets and are amortized using the effective interest method. The Company also paid $200,000 in fees to PDL upon origination of the Term Note, which is reflected as a discount on the debt and is being accreted over the life of the Term Note. The Company calculated an effective interest rate of 27.2% upon origination of the Term Note based on its best estimate of future cash outflows. The Company reviews its estimate of forecasted Assigned Interests payable annually and revisions to estimated cash flows are reflected using the retrospective method. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity of the Term Note. The new effective interest rate, 18.3% as of December 31, 2014, is then used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. For the three months ended June 30, 2015 and 2014, the Company incurred interest expense of $916,000 and $812,000, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred interest expense of $1,816,000 and $1,707,000, respectively.

Principal and PIK loan repayments of the Term Note as of June 30, 2015 are as follows (in thousands):

Principal and PIK
Period Ending December 31,	Loan Repayments
2015	$1,818
2016	7,273
2017	7,273
2018	3,636
20,000
Add: Payment in kind interest	600
20,600
Less: Amount representing debt discount	(95)
20,505
Less: Current portion of long-term borrowings	(5,618)
Borrowings, net of current portion	$14,887

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

In September and November 2014, in connection with the issuance of the Series E Convertible Preferred Stock, $11,582,000 of the outstanding convertible notes and accrued interest thereon was converted into shares of Series E Convertible Preferred Stock. As of June 30, 2015, the Company had $9,489,000 in principal and accrued interest underlying outstanding convertible notes.

The Company’s interest expense associated with the convertible notes amounted to $421,000 and $793,000 during the three months ended June 30, 2015 and 2014, and to $836,000 and $1,458,000 during the six months ended June 30, 2015 and 2014, respectively, based on the minimum internal rate of return of 20%.

7. Capital Leases

Capital lease obligations consist of leased office equipment. As of June 30, 2015 and December 31, 2014, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $51,000 and $12,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of June 30, 2015, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments

2015	$13
2016	19
2017	18
2018	4
Total minimum payments	54
Less: Amount representing future interest	3
Present value of minimum lease payments	$51

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2016. The lease agreement includes two renewal provisions allowing the Company to extend this lease for additional periods of three years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts have been reflected as deferred rent and are being amortized as a reduction to rent expense over the term of the Company’s operating lease. Rent expense was $247,000 and $230,000 for the three months ended June 30, 2015 and 2014, and $477,000 and $461,000 for the six months ended June 30, 2015 and 2014, respectively.

The future minimum lease payments as of June 30, 2015, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2015	$564
2016	1,060
Total minimum lease payments	$1,624

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $2,181,000 and $1,334,000 as of June 30, 2015 and December 31, 2014, respectively.

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

Legal Proceedings

The Company was not party to any legal proceedings at June 30, 2015 and December 31, 2014. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

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

On January 9, 2015, the Company issued a total of 490,472 shares of Series E Convertible Preferred Stock at $12.60 per share for total cash proceeds of $6,180,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock. As of June 30, 2015, the Company does not have any convertible preferred stock issued or outstanding.

10. Stockholders’ Equity (Deficit)

Preferred Stock

At June 30, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At June 30, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 12,240,164 shares were issued and outstanding.

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

As of June 30, 2015 and December 31, 2014, a total of 247 and 583 shares, respectively, were subject to repurchase, at cost, under these Restricted Stock Purchase Agreements.

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

The warrants are immediately exercisable, at an exercise price per share of $12.60, and expire upon the earlier of September 2, 2019 or upon the consummation of a change of control of the Company. The Company determined that these common stock warrants meet the requirements for equity classification. As of December 31, 2014, in connection with the issuance of its

Series E Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 1,335,779 shares of common stock. The common stock warrants were recorded at their allocated fair value of $175,000 within stockholders’ equity (deficit).

In connection with the issuance of the Company’s Series E Convertible Preferred Stock in January 2015, the Company issued warrants to purchase an aggregate of 245,235 shares of common stock. The common stock warrants were recorded at their allocated fair value of $804,000 within stockholders’ equity (deficit).

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

The Company determined that the amendment to the Series E Convertible Preferred Stock Purchase agreement should be accounted for as a modification.  Accordingly, the incremental fair value from the modification, the additional warrants to purchase 632,381 shares of common stock warrants, of $2,384,000, was recorded as an increase to stockholders’ equity (deficit) and as an adjustment to net loss attributable to common stockholders in the Company’s statement of operations and comprehensive loss for the six months ended June 30, 2015. This amount represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to holders of preferred stock in the computation of earnings per share.  As a result, the “deemed dividend” is subtracted from net loss available to common stockholders in reconciling net loss to net loss available for common stockholders.

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

Activity under the Plans is set forth below:

		Options Outstanding
	Shares		Weighted	Aggregate
	Available for	Number of	Average	Intrinsic Value
	Grant	Shares	Exercise Price	(in thousands)
Balance at December 31, 2014	21,705	3,010,373	$5.78	$13,188
Additional shares reserved	1,320,000	—
Granted	(146,244)	146,244	$10.96
Exercised	—	—	$—
Cancelled	52,259	(52,259)	$7.10
Balance at June 30, 2015	1,247,720	3,104,358	$6.00	$22,632

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $5.72 and $0.13 per share, respectively. As of June 30, 2015, the aggregate intrinsic value of options outstanding and vested was $301,000.  The aggregate intrinsic value of options exercised was none and none during the six months ended June 30, 2015 and 2014, respectively.  The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and six months ended June 30, 2015 and 2014.

At June 30, 2015 and at December 31, 2014, there were 227,950 and 201,018 shares, respectively, vested with a weighted-average exercise price of $14.66 and $5.38 per share, respectively, and a weighted average contractual life of 6.61 and 7.03 years, respectively.

2015 Employee Stock Purchase Plan

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. 500,000 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. The Company incurred $43,000 and $66,000 in stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (years)	6.3	—	6.3	6.9
Expected volatility	53.1%	—	53.5%	50.3%
Risk-free interest rate	1.6%	—	1.6%	2.1%
Dividend rate	—	—	—	—

As of June 30, 2015 and December 31, 2014, the total unamortized compensation expense related to stock-based awards granted to employees and directors was $17,036,000 and $18,938,000, which is expected to be amortized over the next 3.46 and 3.92 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following average assumptions for the three and six months ended June 30, 2015:

Three Months and Six Months Ended
June 30, 2015
Expected term (years)	0.5
Expected volatility	47.2%
Risk-free interest rate	0.07%
Dividend rate	—

Total stock-based compensation expense recognized during the three and six months ended June 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$56	$14	$116	$27
Research and development expenses	557	23	1,109	73
Selling, general and administrative expenses	635	92	1,255	217
	$1,248	$129	$2,480	$317

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

As of June 30, 2015, we had approximately $9.5 million in principal and accrued interest underlying outstanding promissory notes, or the notes, that are due and payable upon the earlier of October 29, 2018 or upon certain specified events. We have also borrowed $20.5 million under our credit facility, or the credit agreement, with PDL Biopharma, or PDL. All outstanding amounts under this credit agreement must be repaid on April 18, 2018. We are required to make certain royalty payments on our net sales until April 18, 2018, regardless of whether we prepay the term loan, and we are required to pay an exit fee at maturity, or earlier prepayment in full, based on a percentage of the original principal amount borrowed.

We began commercializing our initial non-lumivascular platform products in 2009 and introduced our lumivascular platform products in the United States in late 2012. We have not been profitable since inception, and as of June 30, 2015, our accumulated deficit was $169.6 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering of 5.0 million shares. As a result of our initial public offering, which closed in February 2015, we received net proceeds of approximately

$56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our initial public offering of approximately $3.6 million.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select European markets. We expect our revenues to increase as we continue to expand our sales and marketing infrastructure and introduce new lumivascular platform products including, if cleared by FDA, Pantheris. No single customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2015 and 2014.

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

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our common stock warrant liability and the compound embedded derivative instrument associated with the notes. We continued to record adjustments to the estimated fair value of the common stock warrants until the Series E preferred stock issuance in September 2014, upon which the common stock warrant exercise price was fixed at $12.60 per share. At this time we re-evaluated the terms of the common stock warrants and determined that the common stock warrants issued with the convertible notes met the requirements for equity classification and the fair value of the warrant liability was reclassified to additional paid-in capital. We will continue to record adjustments to the estimated fair value of the compound embedded derivative instrument associated with the notes until the notes are repaid.

Results of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
	(in thousands, except percentages)		(in thousands, except percentages)
Revenues	$3,047	$3,389	$5,135	$5,508
Cost of revenues	1,634	1,968	2,922	3,470
Gross profit	1,413	1,421	2,213	2,038
Gross margin	46%	42%	43%	37%

Operating expenses:
Research and development	3,951	2,763	7,812	5,618
Selling, general and administrative	6,545	4,186	12,910	8,326
Total operating expenses	10,496	6,949	20,722	13,944
Loss from operations	(9,083)	(5,528)	(18,509)	(11,906)

Interest income (expense), net	(1,335)	(1,620)	(2,655)	(3,192)
Other income (expense), net	204	83	534	84
Loss before provision for income taxes	(10,214)	(7,065)	(20,630)	(15,014)
Provision for income taxes	6	13	7	35
Net loss and comprehensive loss	$(10,220)	$(7,078)	$(20,637)	$(15,049)

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues.  Revenues decreased $0.4 million, or 10%, to $3.0 million during the three months ended June 30, 2015, compared to $3.4 million during the three months ended June 30, 2014. For the three months ended June 30, 2015, sales of our Lightbox imaging console increased by 11% to $1.4 million while sales of our disposable catheters decreased by 22% to $1.6 million. The decrease in disposable catheter revenues in 2015 and changes in revenue mix related to the Company’s continuing commercial focus on its lumivascular programs to broaden physician exposure to optical coherence tomography (OCT) image interpretation and build the installed base of the Lightbox imaging console prior to availability of Pantheris.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $0.4 million, or 17%, to $1.6 million during the three months ended June 30, 2015, compared to $2.0 million during the three months ended June 30, 2014. This decrease was attributable to the decrease in revenues from sales of our disposable catheters. Gross margin for the three months ended June 30, 2015 was 46%, up from 42% compared to the three months ended June 30, 2014. This increase was primarily attributable to operational efficiencies achieved in our lumivascular manufacturing processes and the increasing proportion of revenue coming from our lumivascular products.

Research and Development Expenses.  R&D expenses increased $1.2 million, or 43%, to $4.0 million during the three months ended June 30, 2015, compared to $2.8 million during the three months ended June 30, 2014. This increase was primarily due to a $0.9 million increase in personnel-related expenses and an increase of $0.4 million in outside services. These increases were partially offset by a $0.1 million decrease in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $0.6 million compared to $23,000 for the three months ended June 30, 2015 and 2014, respectively. The remaining increase in personnel-related expenses and increase in outside services were attributable to our VISION clinical trial.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.3 million, or 56%, to $6.5 million during the three months ended June 30, 2015, compared to $4.2 million during the three months ended June 30, 2014. This increase was primarily due to a $1.8 million increase in personnel-related expenses and an increase of $0.4 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $0.6 million compared to $0.1 million for the three months ended June 30, 2015 and 2014, respectively. Increases in our consulting, legal and professional fees were associated with the review of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net decreased $0.3 million, or 18%, to an expense of $1.3 million during the three months ended June 30, 2015, compared to an expense of $1.6 million during the three months ended June 30, 2014. This decreased expense was attributable to the conversion of our convertible notes into shares of Series E preferred stock during the third and fourth quarter of 2014.

Other Income (Expense), Net.  Other income (expense), net increased to an income of $0.2 million during the three months ended June 30, 2015, compared to income of $0.1 million during the three months ended June 30, 2014. The increase in other income was primarily attributable to the remeasurement of the fair value of the derivative instruments associated with our notes which are accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues.  Revenues decreased $0.4 million, or 7%, to $5.1 million during the six months ended June 30, 2015, compared to $5.5 million during the six months ended June 30, 2014. For the six months ended June 30, 2015, sales of our Lightbox imaging console increased by 24% to $2.0 million while sales of our disposable catheters decreased by 19% to $3.1 million. The decrease in disposable catheter revenues in 2015 and changes in revenue mix related to the Company’s continuing commercial focus on its lumivascular programs to broaden physician exposure to optical coherence tomography (OCT) image interpretation and build the installed base of the Lightbox imaging console prior to availability of Pantheris.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $0.6 million, or 16%, to $2.9 million during the six months ended June 30, 2015, compared to $3.5 million during the six months ended June 30, 2014. This decrease was attributable to the decrease in revenues from sales of our disposable catheters. Gross margin for the six months ended June 30, 2015 was 43%, up from 37% compared to the six months ended June 30, 2014. This increase was primarily attributable to operational efficiencies achieved in our lumivascular manufacturing processes and the increasing proportion of revenue coming from our lumivascular products.

Research and Development Expenses.  R&D expenses increased $2.2 million, or 39%, to $7.8 million during the six months ended June 30, 2015, compared to $5.6 million during the six months ended June 30, 2014. This increase was primarily due to a $1.7 million increase in personnel-related expenses and an increase of $0.6 million in outside services. These increases were partially offset by a $0.1 million decrease in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $1.1 million compared to $0.1 million for the six months ended June 30, 2015 and 2014, respectively. The remaining increase in personnel-related expenses and increase in outside services were attributable to our VISION clinical trial.

Selling, General and Administrative Expenses.  SG&A expenses increased $4.6 million, or 55%, to $12.9 million during the six months ended June 30, 2015, compared to $8.3 million during the six months ended June 30, 2014. This increase was primarily due to a $3.1 million increase in personnel-related expenses and an increase of $1.3 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $1.3 million compared to $0.2 million for the six months ended June 30, 2015 and 2014, respectively. Increases in our consulting, legal and professional fees were associated with the audit and review of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net decreased $0.5 million, or 17%, to an expense of $2.7 million during the six months ended June 30, 2015, compared to an expense of $3.2 million during the six months ended June 30, 2014. This decreased expense was attributable to the conversion of our convertible notes into shares of Series E preferred stock during the third and fourth quarter of 2014.

Other Income (Expense), Net.  Other income (expense), net increased to an income of $0.5 million during the six months ended June 30, 2015, compared to income of $0.1 million during the six months ended June 30, 2014. The increase in other income was primarily attributable to the remeasurement of the fair value of the derivative instruments associated with our notes which are accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $60.7 million and an accumulated deficit of $169.6 million, compared to cash and cash equivalents of $12.3 million and an accumulated deficit of $146.5 million as of December 31, 2014. We currently believe our existing cash and cash equivalents and expected revenues, will be sufficient to meet our capital requirements and fund our operations for at least 15 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. Prior to our initial public offering in January 2015, our primary sources of capital have been private placements of preferred stock and debt financing agreements. In April 2013, we entered into a credit agreement with PDL, under which we could borrow up to $40.0 million, of which $20.0 million was immediately available and drawn by us. The remaining $20.0 million would have been available based upon the achievement of certain net revenue milestones prior to June 30, 2014. We did not achieve the net revenue milestones and, accordingly, cannot borrow additional funds under the credit agreement. As of June 30, 2015, we had $20.5 million outstanding under the credit agreement. See section titled “Contractual Obligations — PDL Credit and Security Agreements.”

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

Cash Flows

	Six Months Ended
	June 30,
	2015	2014
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,986)	$(10,646)
Investing activities	148	(8)
Financing activities	65,219	4,200
Net (decrease) increase in cash and cash equivalents	$48,381	$(6,454)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $17.0 million, consisting primarily of a net loss of $20.6 million, partially offset by non-cash charges of $3.6 million. The non-cash charges primarily consisted of depreciation, stock-based compensation, and non-cash interest expense related to our credit agreement with PDL, partially offset by the change in fair value of the embedded compound derivative associated with the notes.

During the six months ended June 30, 2014, net cash used in operating activities was $10.6 million, consisting primarily of a net loss of $15.0 million, partially offset by a decrease in net operating assets of $1.4 million and by non-cash charges of $3.0 million. The decrease in net operating assets was primarily due to decreases in accounts receivable and inventory, reflecting a decline in our revenues, and an increase in accrued expenses and other current liabilities related to interest payable to PDL. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense related to our credit agreement with PDL, partially offset by the change in fair value of common stock warrants and the embedded compound derivative associated with the notes.

Net Cash Used in Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2015 was $0.1 million consisting of $255,000 from the release of a restriction against our cash, offset by purchases of property and equipment of $107,000.

Net cash used in investing activities in the six months ended June 30, 2014 was $8,000 consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2015 was $65.2 million, consisting of net proceeds of $58.7 million from the issuance of common stock related to our IPO and net proceeds of $6.2 million from the issuance of our Series E preferred stock. As of December 31, 2014, cash paid for deferred IPO costs was $1.8 million.

During the six months ended June 30, 2014, net cash provided by financing activities was $4.2 million, consisting of net proceeds of $4.2 million from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, the credit agreement with PDL, the notes and non-cancellable purchase commitments. There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2015, except for our entering into four additional capital lease agreements in 2015. As of June 30, 2015, under these capital lease agreements, we are obligated to pay approximately $55,000 in lease payments through January 2018 over the term of the agreements.

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

The principal and the accrued interest on the notes was convertible, at the option of the holder, upon a future issuance of our preferred stock or common stock into that same stock at a conversion price equal to 85% of the price paid by other investors in the financing event. For holders who elected not to convert their notes upon the closing of our Series E financing or upon our IPO, we may repay the notes at the greater of (i) 125% of the outstanding principal and accrued and unpaid interest or (ii) the amount providing the investor with an annual 20% minimum internal rate of return. Upon a change of control, at the election of the holder, we are obligated to make a payment to such holder equal to the greater of (i) 125% of the outstanding principal and accrued and unpaid interest, (ii) an amount equal to the return the holders of Series D preferred stock would be entitled to receive in such change of control, or (iii) the amount providing the investor with an annual 20% minimum internal rate of return, provided that in the event that the change of control includes any contingent payments based on future performance, the amount due and payable under clause (ii) will be recalculated at the time each installment or contingent payment is made. In September 2014, in connection with the issuance of the Series E preferred stock, $7.8 million of principal and accrued interest outstanding under the notes was converted into shares of Series E preferred stock. In November 2014, an additional $3.8 million of principal and accrued interest outstanding under the notes was converted into shares of Series E preferred stock. As of June 30, 2015, $9.5 million in principal and accrued interest remained outstanding under the notes.

We may, at our sole election, prepay such outstanding principal and accrued and unpaid interest under the notes by paying each holder an amount equal to the greater of (i) 125% of the principal and accrued and unpaid interest under the notes or (ii) the amount providing the investor with an annual 20% minimum internal rate of return at any time prior to their maturity date.

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

The tranche one term loan bears interest at a rate equal to 12.0% per annum. Interest on the tranche one term loan is due and payable quarterly in arrears, provided that we may elect to add up to 1.5% percent of interest per annum to increase the outstanding principal balance of such loan for the first eight interest payment dates after the closing date with respect to the tranche one loan. Pursuant to this provision, we converted $0.6 million of the interest on the tranche one loan amount into principal and, as of June 30,

2015, there was $20.5 million outstanding under the credit agreement. Principal is payable in equal quarterly installments beginning December 2015. All outstanding amounts under the tranche one term loan must be repaid on April 18, 2018.

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

The credit agreement and the security agreement contain customary affirmative covenants and customary negative covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate with affiliates, make acquisitions, incur debt, incur liens, pay dividends, enter into restrictive agreements, repurchase stock and make investments, in each case subject to certain exceptions. Additionally, even if the term loan is prepaid, until there are no further obligations to periodically pay to lender a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The credit agreement and the security agreement also contain customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, PDL may declare all or a portion of our outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the credit agreement, the security agreement and any guaranty. Additionally, upon an event of default, the interest rate would likely be increased to a default rate of 14.0% per annum. We were in compliance with the covenants under the credit agreement and the security agreement as of June 30, 2015.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 27, 2015.

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

Credit Risk

As of June 30, 2015 and December 31, 2014, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our lumivascular platform products to hospitals and medical centers in the United States. Three and no customers represented more than 10% of our accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each period since our inception in 2007, including net losses of $39.9 million and $32.0 million in for the years ended December 31, 2013 and 2014, respectively, and $20.6 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of approximately $169.6 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our lumivascular platform and acquire customers.

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

The long-term viability of our company is largely dependent on the successful development and commercialization of Pantheris. In March 2015, we completed enrollment of patients in a clinical study called VISION that will be used to support regulatory clearance of Pantheris, and we do not have significant long-term data on Pantheris’ safety and efficacy. While we expect to successfully complete the on-going study and file our 510(k) submission for Pantheris in the second half of 2015 with FDA, there can be no guarantee that the FDA will conclude that our primary endpoints have been achieved based on our clinical results or that we will receive regulatory clearance for the sale and marketing of Pantheris in the United States. A number of companies in the medical device field have suffered significant setbacks during clinical trials notwithstanding promising early results. During the review of our 510(k) submission, the FDA may conclude that we need to gather additional clinical data to support the approval of Pantheris. Because we are depending heavily on sales of Pantheris to achieve our revenue goals, delays related to the need to collect additional clinical data or the failure to successfully receive FDA clearance, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain regulatory clearance, our ability to successfully market this product will be limited due to a number of factors including regulatory restrictions in our labeling. In addition, there can be no guarantee that Pantheris will be accepted by the medical community as a valid alternative to currently available devices. If we cannot sell Pantheris as planned, our financial results will be harmed.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We believe that our cash and cash equivalents at June 30, 2015 and expected revenues from operations will be sufficient to satisfy our capital requirements and fund our operations for at least 15 months following the date of this Quarterly Report on Form 10-Q. We will likely need additional funds to meet our operational needs and capital requirements for product development, clinical trials and commercialization.

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

As of June 30, 2015, we had $20.5 million in principal and interest outstanding under our credit facility, or the credit agreement, with PDL Biopharma, or PDL, and $9.5 million in principal plus interest outstanding under convertible promissory notes, or the notes. We must make significant annual debt payments under the credit agreement, which diverts resources from other activities. Our debt with PDL is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. In addition to the interest and principal payments due under the credit agreement, we are obligated to pay PDL a royalty at the rate of 1.8% of our quarterly revenues through the maturity date of April 18, 2018. To the extent that we prepay the borrowings under the credit agreement, our royalty obligations will continue and will be payable through the maturity date at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts. During this period, we must continue to comply with covenants limiting our ability to, among other things, undergo a change in control and dispose of assets, in each case subject to certain exceptions. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions both under the credit agreement and the notes that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even after the PDL debt is repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. In addition, as of June 30, 2015, we were obligated to pay our former financial advisor a transaction fee of $320,000.

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

The development, marketing, and sale of our products, including Pantheris, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cafnnot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Health and Human Services Office of Inspector General, or OIG, the Department of Justice, or DOJ, state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business.

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

John Borrell, our former Vice President of Sales, left our company in July 2015. We intend to initiate a search for a new Vice President of Sales.  This search may take time and we can provide no estimate as to how long it will take and no assurance that we will find a qualified candidate to replace him.

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

We are aware of patent families related to catheter positioning, optical coherence tomography, occlusion cutting and atherectomy owned by third parties. With regard to atherectomy patents, one of our founders, Dr. John Simpson, founded FoxHollow Technologies prior to founding our company. FoxHollow Technologies developed an atherectomy device that is currently sold by Medtronic, and Dr. Simpson and our Chief Technology Officer, Himanshu Patel, are listed as inventors on patents covering that device that are now held by Medtronic. We are not currently aware of any claims Medtronic has made or intends to make against us with respect to Pantheris or any other product or product under development. Because of a doctrine known as “assignor estoppel,” if any of Dr. Simpson’s earlier patents are asserted against us by Medtronic, we may be prevented from asserting an invalidity defense regarding those patents, and our defense may be compromised. Medtronic has significantly greater financial resources than we do to pursue patent litigation and could assert these patent families against us at any time. Adverse determinations in any such litigation could prevent us from manufacturing or selling Pantheris or other products or products under development, which would significantly harm our business.

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2015, we held five issued U.S. patents and had 17 U.S. utility patent applications and 5 PCT applications pending. As of June 30, 2015, we also had one issued patent from the Japan Patent Office, one issued patent from the Chinese patent office, and one European patent which has been nationalized in Germany, France, Great Britain, Italy and Ireland. As of June 30, 2015, we had 37 pending patent applications outside of the United States, including in Australia, Canada, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our lumivascular platform, brand and business.

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

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. For example, we have submitted to the FDA five MDRs regarding our Ocelot family of catheters, which included four perforations and one related to removal of the guidewire coating.

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

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2013 and in 2015 and found zero non-conformances. We can provide no assurance that we will continue to remain in compliance with the QSR. If FDA, CDHS or BSI inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our lumivascular platform products, which would harm our business.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We recently completed our initial public offering and a substantial number of shares became available for sale  on July 29, 2015. We are unable to predict the effect that these sales and others may have on the prevailing market price of our common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of August 3, 2015, our directors, officers and each stockholder holding more than 5% of our common stock collectively control approximately 43.5% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have issued and sold the following securities from April 1, 2015 to June 30, 2015:

1.              In April 2015 we granted options to purchase 113,800 shares of our common stock with an exercise price of $10.98 per share. From April 1 through June 30, 2015, no options were exercised.

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

Avinger, Inc.
(Registrant)

Date: August 12, 2015	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document