Form 10-Q
period 2015-09-30
Avinger Inc
filed 2015-11-12
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,622,074.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•                  the outcome of our clinical studies and plans to conduct further clinical studies;

•                  our plans to modify our current products, or develop new products, to address additional indications;

•                  the expected timing of submission of a Special 510(k) to FDA for an enhanced version of Pantheris;

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$54,781	$12,316
Accounts receivable, net	2,161	2,068
Inventories	3,205	3,991
Prepaid expenses and other current assets	680	425
Total current assets	60,827	18,800

Property and equipment, net	2,451	2,608
Other assets	196	3,029
Total assets	$63,474	$24,437

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$464	$1,013
Accrued compensation	2,333	1,147
Accrued expenses and other current liabilities	3,103	4,850
Borrowings, current portion	—	1,873
Total current liabilities	5,900	8,883

Borrowings, net of current portion	29,154	18,228
Convertible notes and accrued interest	—	8,609
Other long-term liablities	1,677	325
Total liabilities	36,731	36,045

Commitments and contingencies (Note 8)

Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: none at September 30, 2015 and 6,819,197 at December 31, 2014
Shares issued and outstanding: none at September 30, 2015 and 5,262,728 at December 31, 2014
Liquidation preference: none at September 30, 2015	—	132,260
Stockholders’ equity (deficit):
Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at September 30, 2015 and none at December 31, 2014
Shares issued and outstanding: none at Sseptember 30, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at September 30, 2015 and 15,555,555 at December 31, 2014
Shares issued and outstanding: 12,620,682 at September 30, 2015 and 243,260 at December 31, 2014	13	—
Additional paid-in capital	209,535	2,665
Accumulated deficit	(182,805)	(146,533)
Total stockholders’ equity (deficit)	26,743	(143,868)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$63,474	$24,437

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$2,721	$2,632	$7,856	$8,140
Cost of revenues	1,750	1,471	4,672	4,941
Gross profit	971	1,161	3,184	3,199

Operating expenses:
Research and development	3,955	2,731	11,766	8,350
Selling, general and administrative	6,892	4,575	19,802	12,900
Total operating expenses	10,847	7,306	31,568	21,250
Loss from operations	(9,876)	(6,145)	(28,384)	(18,051)

Interest income	11	—	23	1
Interest expense	(1,334)	(1,712)	(4,002)	(4,905)
Other income (expense), net	(2,058)	(920)	(1,525)	(837)
Loss before provision for income taxes	(13,257)	(8,777)	(33,888)	(23,792)
Provision for income taxes	(7)	3	—	37
Net loss and comprehensive loss	(13,250)	(8,780)	(33,888)	(23,829)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	(2,384)	—
Net loss and comprehensive loss attributable to common stockholders	$(13,250)	$(8,780)	$(36,272)	$(23,829)

Net loss attributable to common stockholders per share, basic and diluted	$(1.08)	$(36.43)	$(3.32)	$(98.88)

Weighted average common shares used to compute net loss per share, basic and diluted	12,280	241	10,935	241

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(33,888)	$(23,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	961	1,132
Amortization of debt issuance costs and debt discount	152	167
Stock-based compensation	3,691	509
Remeasurement of warrant and embedded derivatives	(835)	(67)
Write off of embedded derivatives	1,066	—
Noncash interest expense and other charges	1,735	2,999
Loss on extinguishment of convertible notes	86	892
Provision for excess and obsolete inventories	(57)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(93)	(271)
Inventories	332	1,298
Prepaid expenses and other current assets	(510)	69
Other assets	(6)	(326)
Accounts payable	(552)	104
Accrued compensation	1,185	279
Accrued expenses and other current liabilities	(994)	1,511
Other long-term liabilities and accrued interest	(1,637)	(168)
Net cash used in operating activities	(29,364)	(15,748)

Cash flows from investing activities
Purchase of property and equipment	(288)	(37)
Restricted cash	255	—
Net cash used in investing activities	(33)	(37)

Cash flows from financing activities
Principal paydown of capital lease obligations	(15)	(14)
Payments on borrowing	(27,625)	—
Proceeds from convertible notes, net of issuance costs	—	4,700
Proceeds from borrowing, net of issuance costs	29,124	11,074
Proceeds from the issuance of convertible preferred stock, net of issuance costs	6,176	—
Proceeds from the issuance of common stock related to CRG loan, net of issuance costs	4,794	—
Proceeds from initial public offering, net of issuance costs	58,746	—
Proceeds from the exercise of common stock warrants	308	—
Proceeds from the issuance of common stock	354	17
Net cash provided by financing activities	71,862	15,777

Net change in cash and cash equivalents	42,465	(8)
Cash and cash equivalents, beginning of period	12,316	12,221
Cash and cash equivalents, end of period	$54,781	$12,213

Supplemental disclosure of cash flow information
Cash paid for interest	$5,030	$1,743

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$137,632	$—
Modification of convertible preferred stock	2,384	—
Reclass of warrant liability to additional paid-in capital	—	34
Vesting of common stock subject to repurchase	17	7
Issuance of common stock warrants	804	129
Transfer between inventory and property and equipment	512	848
Conversion of convertible notes and accrued interest into Series E convertible preferred stock	—	7,794

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was founded in March 2007 by cardiologist and medical device entrepreneur Dr. John B. Simpson. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral arterial disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to the arms and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select European markets. The Company has developed its lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company is also developing Pantheris, its image-guided atherectomy device, designed to allow physicians to precisely remove arterial plaque in PAD patients. In October 2015, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris. The Company intends to commence U.S. sales of Pantheris early in 2016, subject to obtaining FDA approval for an enhanced version of Pantheris. The Company is located in Redwood City, California.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial information. The results for the three and nine months ended September 30, 2015, are not necessarily indicative of results to be expected for the year ending December 31, 2015, or for any other interim period or for any future year. The December 31, 2014 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 27, 2015. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2015 and December 31, 2014. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities, borrowings, convertible notes and embedded derivatives. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of its borrowings approximate fair value. Fair value accounting was applied to the warrant liabilities and embedded derivatives which were recorded at fair value in the financial statements. No warrant or embedded derivatives were outstanding as of September 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of September 30, 2015 and December 31, 2014, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of September 30, 2015 and December 31, 2014.  Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Restricted Cash

At December 31, 2014, a deposit of $255,000 was restricted from withdrawal. The restricted cash secured obligations of the Company associated with its corporate credit card. The restricted deposit account was included in prepaid expenses and other current assets. Effective June 2015, the Company was no longer required to secure its corporate card obligations; accordingly the $255,000 is included within cash and cash equivalents as of September 30, 2015.  The release of the restriction against the Company’s cash was included within investing activities on its statement of cash flows for the nine months ended September 30, 2015.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2015 and December 31, 2014.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At September 30, 2015 and December 31, 2014, there were two customers and no customers that represented 10% or more of the Company’s accounts receivable, respectively. For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

As of September 30, 2015, inventories balance includes capitalized raw material costs of $300,000 associated with the Company’s Pantheris product. The decision to capitalize inventory costs associated with products prior to receiving regulatory approval was based on the Company’s judgment of probable future commercial success and realizable value. Regulatory approval was received October 2015.

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

The convertible notes issued in 2013 and 2014 included features which were determined to be embedded derivatives requiring bifurcation and separate accounting. Prior to their extinguishment in September 2015, the Company recorded a compound derivative asset or liability related to redemption features embedded within its outstanding convertible notes. The embedded derivatives were initially recorded at fair value and are subject to remeasurement as of each balance sheet date. Any change in fair value is recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. In September 2015, the Company repaid the outstanding convertible notes and accrued interest obligations in their entirety.  Accordingly, the associated current fair value of the embedded derivative asset was expensed as a component of other income (expense), net in the statements of operations and comprehensive loss at that time.

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

Amount
Balance at December 31, 2014	$167
Warranty provision	85
Usage	(97)
Balance at September 30, 2015	$155

Common Stock Valuation and Stock-Based Compensation

Stock-based awards issued to employees are recorded at fair value as of the grant date using the Black-Scholes option-pricing model and recognized as expense on a straight-line basis over the vesting period of the award. Because non-cash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, common stock shares subject to repurchase of 82 and 583 were excluded from the calculations as of September 30, 2015 and December 31, 2014, respectively. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential dilutive common shares would have been anti-dilutive.

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(13,250)	$(8,780)	$(33,888)	$(23,829)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	(2,384)	—
Net loss attributable to common stockholders	$(13,250)	$(8,780)	$(36,272)	$(23,829)
Weighted average common stock outstanding	12,280	241	10,935	241
Net loss attributable to common stockholders per share, basic and diluted	$(1.08)	$(36.43)	$(3.32)	$(98.88)

In addition to the outstanding convertible notes as of September 30, 2014 (Note 6), the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported, in common stock equivalent shares:

	September 30,
	2015	2014
Convertible preferred stock outstanding	—	4,259,998
Common stock options	3,056,207	316,733
Common stock warrants	2,213,395	1,050,971
	5,269,602	5,627,702

Comprehensive Loss

For the three and nine months ended September 30, 2015 and 2014, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates in one segment. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended September 30, 2015 and 2014, 94% and 99% of the Company’s revenues, were in the United States, based on the shipping location of the external customer, respectively. For the nine months ended September 30, 2015 and 2014, 98% and 99% of the Company’s revenues, were in the United States, based on the shipping location of the external customer, respectively.

Change in Accounting Principle

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated standard requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

During the third quarter of 2015, the Company elected early adoption of this accounting standard. The condensed balance sheet as of December 31, 2014 has been adjusted to reflect the retrospective application of the new method of presentation. Deferred debt issuance costs totaling $343,000 that were included in the Company’s assets as of December 31, 2014 were reclassified as a discount on borrowings. The Company has reflected these costs as a reduction of the debt on the balance sheet as of September 30, 2015 and will continue to do so in future periods. The adoption of this accounting standard had no impact on the Company’s statements of operations, stockholders’ equity (deficit) or cash flows.

Recent Accounting Pronouncements

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

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, FASB voted to delay the effective date of the new standard by one year. The standard would become effective the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

In July 2015, the FASB issued an accounting standard which applies to all inventory that is measured using methods other than last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost. The standard requires entities to measure inventory at the lower of cost and net realizable value, defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods with fiscal years beginning after December 15, 2017. The amendments in the standard should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

As of September 30, 2015 and December 31, 2014, cash equivalents and restricted cash were all categorized as Level 1 and consisted of money market funds. In connection with the convertible notes issuances in 2013 and 2014 (Note 6), the Company agreed to issue warrants to purchase shares of its common stock. As the price per share of the common stock warrants was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, they were classified as a derivative liability and were subject to remeasurement at each balance sheet date until September 2014. The convertible notes also contained redemption features which were determined to be a compound embedded derivative which, prior to their extinguishment in September 2015, required fair value accounting. The common stock warrant liability and embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss.

There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2015 and 2014.

Common Stock Warrant Liability

The Company’s common stock warrant liability represented a financial instrument classified as Level 3. As the price per share of the common stock warrants was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, they were classified as a derivative liability and were subject to remeasurement at each balance sheet date. Contemporaneous with the Series E Convertible Preferred Stock issuance, the Company determined that these common stock warrants met the requirements for equity classification and the current fair value of the common stock warrant liability was reclassified to additional paid-in capital. Subsequent to September 2014, there were no changes in fair value.

Embedded Derivatives in Convertible Notes

The following table sets forth a summary of the changes in the estimated fair value of the Company’s compound embedded derivative associated with its convertible notes, which represented a financial instrument classified as Level 3. Upon the extinguishment of the convertible notes in September 2015, the current fair value of the compound embedded derivative was expensed to other income (expense), net. Accordingly, the income (expense) in the table below includes changes in fair value due in part to observable factors that are part of the Level 3 methodology (in thousands):

Amount
Fair value at December 31, 2014	$231
Issuance of convertible notes	—
Change in fair value recorded in other income (expense), net	835
Reversal of fair value recorded in other income (expense), net	(1,066)
Fair value at September 30, 2015	$—

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

Subsequent to the Company’s IPO and through the extinguishment of the convertible notes on September 22, 2015, the value of the compound derivative was determined utilizing a Black-Derman-Toy model. The inputs used to determine the estimated fair value of the derivative instrument include the term structure of yields which are observed in the market, the credit spread, which was estimated by the Company, and the volatility, which was estimated using an analysis of comparable bonds in the market. The fair value measurement is based upon significant inputs not observable in the market.  These assumptions are inherently subjective and involve significant management judgment. The following table summarizes these various assumptions as of September 22, 2015, the date of extinguishment:

September 22,
2015
Time to first call option (years)	—
Credit spread	17.6%
Expected volatility	40.0%

The compound embedded derivative asset was included in other long-term assets as of December 31, 2014, on the balance sheet.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$1,689	$2,265
Work-in-process	—	61
Finished products	1,516	1,665
Total inventories	$3,205	$3,991

5. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”) under which, subject to certain conditions, the Company may borrow up to $50,000,000 in principal amount from CRG on or before December 31, 2016. The Company borrowed $30,000,000 on September 22, 2015. Upon FDA approval of the 510(k) for Pantheris the Company became eligible to borrow an additional $10,000,000 in principal amount, on or prior to June 30, 2016. The Company may borrow an additional $10,000,000 in principal amount, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. Under the Loan Agreement, the first sixteen quarterly payments will be interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company will make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, the Company may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

The Company may voluntarily prepay the loan in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amount borrowed plus any PIK is payable at the end of the term or when the loan is repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The term loan is collateralized by a security interest in substantially all of the Company’s assets.

The Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that the Company maintains a minimum of $5,000,000 of cash and certain cash equivalents, and the Company must achieve minimum revenue of $7,000,000 in 2015, with the target minimum revenue increasing in each year thereafter until reaching $70,000,000 in 2020 and in each year thereafter, as applicable. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of September 30, 2015, the Company was in compliance with all applicable covenants.

As of September 30, 2015, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2015	$—
2016	—
2017	—
2018	—
2019 and thereafter	30,000
30,000
Add: PIK	26
30,026
Less: Amount representing debt financing costs	(872)
Borrowings, net of current portion	$29,154

Contemporaneous with the execution of the Loan Agreement, the Company entered into a Securities Purchase Agreement with CRG allowing it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $13.97 yielding a $0.387 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the Security Purchase Agreement based on the relative fair values of each security and will be amortized over the term of the Loan Agreement. Pursuant to the securities purchase agreement, the Company must file a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the common stock premium of $115,000 and of the other costs directly attributable to the Loan Agreement and Security Purchase Agreement with CRG of $541,000 based on the relative fair values of each security. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2015, the balance of the debt discount was $872,000.

PDL BioPharma

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

The Term Note was scheduled to mature April 18, 2018, had a stated interest rate of 12.0% per annum and could be prepaid by the Company at any time. The Company paid interest-only through the first ten quarters and, thereafter, repayment of principal in equal installments including accrued and unpaid interest, payable each quarter. As provided under the terms of the Agreement, for the first eight quarterly interest payments, or through 2015, on the Term Note the Company elected to convert an amount of interest, up to 1.5% per annum, into additional loans, referred to as PIK loans. The PIK loans accrued interest and were added to the aggregate principal balance of the Term Note.

In September 2015, in connection with the consummation of the Loan Agreement with CRG, the Company repaid all amounts outstanding under the Agreement. The payoff amount of $21,363,000 included accrued interest through the repayment date of $563,000 and $200,000 as an end-of-term final payment fee.

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable quarterly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interest obligation relating to future royalties as a debt instrument by applying the retrospective approach. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of September 30, 2015, was used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. The resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interest obligations of $2,500,000, representing the net present value of the future minimum royalty obligation as of September 30, 2015. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of September 30, 2015, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion as of December 31, 2014, on the balance sheet.

Additionally, until there are no further obligations to periodically pay PDL a percentage of our net revenue, the Company must comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company was in compliance with the covenants under the Agreement as of September 30, 2015.

The remaining unamortized costs relating to the PDL agreement were trued up through application of the retrospective method and will continue to be amortized over the remaining term using the effective interest method.

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

In September 2015, in connection with the consummation of the Loan Agreement, the Company repaid all amounts outstanding under the convertible notes. The carrying value of the convertible notes and accrued interest was $9,867,000 prior to payoff. The Company recorded a loss on extinguishment of the convertible notes of $86,000 as a component of other income (expense), net, on the statements of operations and comprehensive loss.

7. Capital Leases

Capital lease obligations consist of leased office equipment. As of September 30, 2015 and December 31, 2014, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $45,000 and $12,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of September 30, 2015, are as follows (in thousands):

Future Minimum
Lease Payments
Period ending December 31,
2015	$7
2016	19
2017	18
2018	4
Total minimum payments	48
Less: Amount representing future interest	3
Present value of minimum lease payments	$45

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2016. The lease agreement includes two renewal provisions allowing the Company to extend this lease for additional periods of three years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts have been reflected as deferred rent and are being amortized as a reduction to rent expense over the term of the Company’s operating lease. Rent expense was $231,000 and $230,000 for the three months ended September 30, 2015 and 2014, and $708,000 and $691,000 for the nine months ended September 30, 2015 and 2014, respectively.

The future minimum lease payments as of September 30, 2015, are as follows (in thousands):

Future Minimum
Lease Payments
Period ending December 31,
2015	$283
2016	1,060
Total minimum lease payments	$1,343

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $3,158,000 and $1,334,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Legal Proceedings

The Company was not party to any legal proceedings at September 30, 2015 and December 31, 2014. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

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

On January 9, 2015, the Company issued a total of 490,472 shares of Series E Convertible Preferred Stock at $12.60 per share for total cash proceeds of $6,180,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock. As of September 30, 2015, the Company does not have any convertible preferred stock issued or outstanding.

10. Stockholders’ Equity (Deficit)

Preferred Stock

At September 30, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At September 30, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 12,620,682 shares were issued and outstanding.

Restricted Stock

In May 2012, the Company entered into two Restricted Stock Purchase Agreements with two individuals in return for certain intellectual property (“IP”) and ongoing consulting services. 1,666 shares of common stock were issued under each Restricted Stock Purchase Agreement for a total of 3,332 shares at a fair market value of $14.85 per share for a total purchase price of $49,500. The shares are subject to repurchase at cost, or $14.85 per share, with 20% being released from the repurchase option at the date of assignment of the IP and 1/48th of the remaining 80% being released monthly thereafter. Stock compensation expense of $49,500, representing the intrinsic value of the shares was recorded to consulting expense in 2012. Since it was not possible to value the IP, this non-cash compensation expense was calculated at the fair market value of the shares of $14.85 per share.

As of September 30, 2015 and December 31, 2014, a total of 82 and 583 shares, respectively, were subject to repurchase, at cost, under these Restricted Stock Purchase Agreements.

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

The Company determined that the amendment to the Series E Convertible Preferred Stock Purchase agreement should be accounted for as a modification.  Accordingly, the incremental fair value from the modification, the additional warrants to purchase 632,381 shares of common stock warrants, of $2,384,000, was recorded as an increase to stockholders’ equity (deficit) and as an adjustment to net loss attributable to common stockholders in the Company’s statement of operations and comprehensive loss for the nine months ended September 30, 2015. This amount represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to holders of preferred stock in the computation of earnings per share.  As a result, the “deemed dividend” is subtracted from net loss available to common stockholders in reconciling net loss to net loss available for common stockholders.

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

Activity under the Plans is set forth below:

		Options Outstanding
	Shares		Weighted	Aggregate
	Available for	Number of	Average	Intrinsic Value
	Grant	Shares	Exercise Price	(in thousands)
Balance at December 31, 2014	21,705	3,010,373	$5.78	$13,188
Additional shares reserved	1,320,000	—
Granted	(261,288)	261,288	$12.83
Exercised	—	(277)	$4.50
Cancelled	215,177	(215,177)	$9.54
Balance at September 30, 2015	1,295,594	3,056,207	$6.12	$27,142

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $6.56 and $0.13 per share, respectively. As of September 30, 2015, the aggregate intrinsic value of options outstanding and vested was $630,000.  The aggregate intrinsic value of options exercised was $3,000 and none during the nine months ended September 30, 2015 and 2014, respectively.  The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015 and at December 31, 2014, there were 252,016 and 201,018 shares, respectively, vested with a weighted-average exercise price of $14.31 and $5.38 per share, respectively, and a weighted average contractual life of 6.55 and 7.03 years, respectively.

2015 Employee Stock Purchase Plan

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. 500,000 shares of common stock are reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of September 30, 2015, approximately 468,000 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $45,000 and $112,000 in stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	6.3	—	6.3	7.0
Expected volatility	50.6%	—	52.2%	50.0%
Risk-free interest rate	1.8%	—	1.7%	2.1%
Dividend rate	—		—	—

As of September 30, 2015 and December 31, 2014, the total unamortized compensation expense related to stock-based awards granted to employees and directors was $15,758,000 and $18,938,000, which is expected to be amortized over the next 3.23 and 3.92 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following average assumptions for the three and nine months ended September 30, 2015:

Three Months and Nine months Ended
September 30, 2015
Expected term (years)	0.5
Expected volatility	45.2% to 47.2%
Risk-free interest rate	0.07% to 0.26%
Dividend rate	—

Total stock-based compensation expense recognized during the three and nine months ended September 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$57	$19	$173	$46
Research and development expenses	564	54	1,673	127
Selling, general and administrative expenses	590	119	1,845	336
	$1,211	$192	$3,691	$509

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

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral arterial disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to the arms and legs. Our mission is to dramatically improve the treatment of vascular disease through the introduction of products based on our lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select European markets. Our current products include our Lightbox imaging console, as well as our Wildcat, Kittycat, and the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO. Pantheris, our image-guided atherectomy device, is designed to allow physicians to precisely remove arterial plaque in PAD patients. In October 2015, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris. We believe that Pantheris will significantly enhance our market opportunity within PAD and can expand the overall addressable market for PAD endovascular procedures. We intend to commence U.S. sales of Pantheris early in 2016, subject to obtaining FDA approval for an enhanced version of Pantheris.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and effectiveness endpoints. We believe the data from VISION will also allow us to demonstrate that avoiding disruption of the membrane between the outermost layers of the artery, which we refer to as the black line, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. We plan to commercialize Pantheris as part of our lumivascular platform in the United States early in 2016 and in select European countries after obtaining any required marketing authorizations.

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

Prior to the introduction of our lumivascular platform, our non-imaging catheter products were manufactured by third parties. All of our products are now manufactured in-house at our facilities in Redwood City, California using components and sub-assemblies manufactured both in-house and by outside vendors. We expect our current manufacturing facility will be sufficient to meet our anticipated growth through at least 2016. We assemble all of our products at our manufacturing facility, but certain critical processes such as coating and sterilization are done by outside vendors.

We began commercializing our initial non-lumivascular platform products in 2009 and introduced our lumivascular platform products in the United States in late 2012. We have not been profitable since inception, and as of September 30, 2015, our accumulated deficit was $182.8 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering of 5.0 million shares. As a result of our initial public offering, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our initial public offering of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we may borrow up to $50.0 million on or before March 29, 2017. We borrowed $30.0 million on September 22, 2015. Upon FDA approval of our 510(k) for Pantheris we are now eligible to borrow an additional $10.0 million, on or prior to June 30, 2016. We may also borrow an additional $10.0 million, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions.

Contemporaneous with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the securities purchase agreement, Avinger must file a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select European markets. We expect our revenues to increase as we continue to expand our sales and marketing infrastructure and introduce new lumivascular platform products including Pantheris. No single customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2015 and 2014.

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

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of costs related to manufacturing overhead, materials and direct labor. A significant portion of our cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. Cost of revenues also includes depreciation expense for production equipment, depreciation and related maintenance expense for leased equipment held by customers and certain direct costs such as those incurred for shipping our products. We expect cost of revenues to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

We calculate gross margin as gross profit divided by revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. In the future, we may seek to manufacture certain of our products outside the United States to further reduce costs. Our gross margin will likely fluctuate from quarter-to-quarter as we continue to introduce new products and sales channels, and adopt new manufacturing processes and technologies.

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

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements. Due to the conversion of $7.8 million and $3.8 million in principal amount of the notes and related accrued interest into shares of our Series E preferred stock in September and November 2014, respectively, we expect that for 2015 our interest expense will decrease.

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our common stock warrant liability and the compound embedded derivative instrument associated with the notes and the loss on the extinguishment of our notes. We continued to record adjustments to the estimated fair value of the common stock warrants until the Series E preferred stock issuance in September 2014, upon which the common stock warrant exercise price was fixed at $12.60 per share. At this time we re-evaluated the terms of the common stock warrants and determined that the common stock warrants issued with the convertible notes met the requirements for equity classification and the fair value of the warrant liability was reclassified to additional paid-in capital. We continued to record adjustments to the estimated fair value of the compound embedded derivative instrument associated with the notes until the notes were repaid in September 2015. Upon extinguishment of the notes, the associated current fair value of the embedded derivative asset was expensed to other income (expense), net. Additionally, for the nine months ended September 30, 2015, other income (expense), net includes charges to reflect the carrying value of our ongoing royalty obligation to PDL.

Results of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$2,721	$2,632	$7,856	$8,140
Cost of revenues	1,750	1,471	4,672	4,941
Gross profit	971	1,161	3,184	3,199
	36%	44%	41%	39%
Operating expenses:
Research and development	3,955	2,731	11,766	8,350
Selling, general and administrative	6,892	4,575	19,802	12,900
Total operating expenses	10,847	7,306	31,568	21,250
Loss from operations	(9,876)	(6,145)	(28,384)	(18,051)

Interest income (expense), net	(1,323)	(1,712)	(3,979)	(4,904)
Other income (expense), net	(2,058)	(920)	(1,525)	(837)
Loss before provision for income taxes	(13,257)	(8,777)	(33,888)	(23,792)
Provision for income taxes	(7)	3	—	37
Net loss and comprehensive loss	$(13,250)	$(8,780)	$(33,888)	$(23,829)

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues.  Revenues increased $0.1 million, or 3%, to $2.7 million during the three months ended September 30, 2015, compared to $2.6 million during the three months ended September 30, 2014. For the three months ended September 30, 2015, sales of our Lightbox imaging console increased by 16% to $0.9 million while sales of our disposable catheters decreased by 2% to $1.8 million. The decrease in disposable catheter revenues in 2015 and changes in revenue mix is related to our continuing commercial focus on our lumivascular programs to broaden physician exposure to optical coherence tomography (OCT) image interpretation and build the installed base of the Lightbox imaging console prior to the commercial launch of Pantheris, which we expect to occur in the first quarter of 2016.

Cost of Revenues and Gross Margin.  Cost of revenues increased $0.3 million, or 19%, to $1.8 million during the three months ended September 30, 2015, compared to $1.5 million during the three months ended September 30, 2014. This increase was attributable to increases in manufacturing overhead costs as we invest in operational infrastructure to support anticipated growth. Gross margin for the three months ended September 30, 2015 was 36%, compared to 44% in the three months ended September 30, 2014. This decrease was primarily attributable to the decreased proportion of revenue coming from our disposable catheters, the continued investment in our operational infrastructure to support growth and the proportion of revenue coming from our products sold under agreement with an international distributor.

Research and Development Expenses.  R&D expenses increased $1.3 million, or 45%, to $4.0 million during the three months ended September 30, 2015, compared to $2.7 million during the three months ended September 30, 2014. This increase was primarily due to a $0.9 million increase in personnel-related expenses, an increase of $0.2 million in outside services and a $0.1 million increase in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $0.6 million compared to $34,000 for the three months ended September 30, 2015 and 2014, respectively. The remaining increase in personnel-related expenses and increase in outside services were attributable to our VISION clinical trial.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.3 million, or 51%, to $6.9 million during the three months ended September 30, 2015, compared to $4.6 million during the three months ended September 30, 2014. This increase was primarily due to a $1.7 million increase in personnel-related expenses and an increase of $0.5 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $0.6 million compared to $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Increases in our consulting, legal and professional fees were associated with the review of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net decreased $0.4 million, or 23%, to an expense of $1.3 million during the three months ended September 30, 2015, compared to an expense of $1.7 million during the three months ended September 30, 2014. This decrease in expense was attributable to the conversion of certain of our then outstanding notes into shares of Series E preferred stock during the third and fourth quarter of 2014.

Other Income (Expense), Net.  Other income (expense), net increased $1.2 million to an expense of $2.1 million, during the three months ended September 30, 2015, compared to an expense of $0.9 million during the three months ended September 30, 2014.  Other expense for the three months ended September 30, 2015, was primarily attributable to the reversal of the current fair value of the embedded derivative asset of $1.1 million upon the repayment of our notes in September 2015, expense of $0.9 million to the reflect the carrying value of our ongoing royalty obligation to PDL and non-cash charges related to the amortization of debt discount and issuance costs associated with the notes and the credit agreement upon their repayment in September 2015, partially offset by the remeasurement of the fair value of the derivative instruments associated with our notes through the date of their repayment. Other expense for the three months ended September 30, 2014, was primarily attributable to the $0.9 million loss on the extinguishment of certain of our then-outstanding notes that were converted into Series E preferred stock in September 2014, partially offset by the remeasurement of the fair value of our common stock warrant liability through the issuance of the Series E preferred stock in September 2014, and the derivative instruments associated with our notes which are accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date.

Comparison of Nine months Ended September 30, 2015 and 2014

Revenues.  Revenues decreased $0.2 million, or 3%, to $7.9 million during the nine months ended September 30, 2015, compared to $8.1 million during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, sales of our Lightbox imaging console increased by 21% to $2.9 million while sales of our disposable catheters decreased by 14% to $5.0 million. The decrease in disposable catheter revenues in 2015 and changes in revenue mix related to the Company’s continuing commercial focus on its lumivascular programs to broaden physician exposure to optical coherence tomography (OCT) image interpretation and build the installed base of the Lightbox imaging console prior to commercial launch of Pantheris,which we expect to occur in the first quarter of 2016.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $0.2 million, or 5%, to $4.7 million during the nine months ended September 30, 2015, compared to $4.9 million during the nine months ended September 30, 2014. This decrease was attributable to the decrease in revenues from sales of our disposable catheters. Gross margin for the nine months ended September 30, 2015 was 41%, up from 39% compared to the nine months ended September 30, 2014. This increase was primarily attributable to the increasing proportion of revenue coming from our lumivascular products partially offset by increases in manufacturing overhead costs as we invest in operational infrastructure to support anticipated growth.

Research and Development Expenses.  R&D expenses increased $3.4 million, or 41%, to $11.8 million during the nine months ended September 30, 2015, compared to $8.4 million during the nine months ended September 30, 2014. This increase was primarily due to a $2.6 million increase in personnel-related expenses and an increase of $0.8 million in outside services. Personnel-related expenses included stock-based compensation expense of $1.7 million compared to $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The remaining increase in personnel-related expenses and increase in outside services were attributable to our VISION clinical trial.

Selling, General and Administrative Expenses.  SG&A expenses increased $6.9 million, or 54%, to $19.8 million during the nine months ended September 30, 2015, compared to $12.9 million during the nine months ended September 30, 2014. This increase was primarily due to a $4.8 million increase in personnel-related expenses and an increase of $1.8 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $1.8 million compared to $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. Increases in our consulting, legal and professional fees were associated with the audit and reviews of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net decreased $0.9 million, or 20%, to an expense of $4.0 million during the nine months ended September 30, 2015, compared to an expense of $4.9 million during the nine months ended September 30, 2014. This decreased expense was attributable to the conversion of certain of our then-outstanding notes into shares of Series E preferred stock during the third and fourth quarter of 2014.

Other Income (Expense), Net.  Other income (expense), net increased $0.7 million, or 82%, to an expense of $1.5 million during the nine months ended September 30, 2015, compared to an expense of $0.8 million during the nine months ended September 30, 2014. Other expense for the nine months ended September 30, 2015, was primarily attributable to the reversal of the current fair value of the embedded derivative asset of $1.1 million upon the repayment of our notes in September 2015, expense of $0.9 million to reflect the carrying value of our ongoing royalty obligation to PDL and non-cash charges related to the amortization of debt discount and issuance costs associated with the notes and the credit agreement upon their repayment in September 2015, partially offset by the remeasurement of the fair value of the derivative instruments associated with our notes through the date of their repayment. During the nine months ended September 30, 2014, other expense was primarily attributable to the $0.9 million loss on the extinguishment of certain of our then-outstanding notes that were converted into Series E preferred stock in September 2014, partially offset by the remeasurement of the fair value of our common stock warrant liability through the issuance of the Series E preferred stock in September 2014, and the derivative instruments associated with our notes which are accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $54.8 million and an accumulated deficit of $182.8 million, compared to cash and cash equivalents of $12.3 million and an accumulated deficit of $146.5 million as of December 31, 2014. We currently believe our existing cash and cash equivalents, expected revenues and debt financing currently available under our Loan Agreement with CRG, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. Prior to our initial public offering in January 2015, our primary sources of capital have been private placements of preferred stock and debt financing agreements. In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and drawn down by us. Of the remaining $20.0 million, $10.0 million is currently available to us until June 30, 2016 and the remaining $10.0 million is available based upon the achievement of certain net revenue milestones prior to March 29, 2017. As of September 30, 2015, we had $29.2 million outstanding under the Loan Agreement. See section titled “Contractual Obligations.”

If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or equity financing that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and scale back our business and operations.

Cash Flows

	September 30,
	2015	2014
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,364)	$(15,748)
Investing activities	(33)	(37)
Financing activities	71,862	15,777
Net (decrease) increase in cash and cash equivalents	$42,465	$(8)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $29.4 million, consisting primarily of a net loss of $33.9 million and an increase in net operating assets of $2.3 million, partially offset by non-cash charges of $6.8 million. The increase in net operating assets was primarily due to an increase in prepaids and other current assets, decreases in accounts payable and in accrued expenses and other current liabilities due to timing of payments relating to our initial public offering costs, and decreases in other liabilities related to the repayment of accrued interest on our notes, partially offset by an increase in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with PDL and its repayment, and the reversal of the current fair value of the embedded derivative upon repayment of the notes, partially offset by the change in fair value of the embedded compound derivative associated with the notes.

During the nine months ended September 30, 2014, net cash used in operating activities was $15.7 million, consisting primarily of a net loss of $23.8 million, partially offset by a decrease in net operating assets of $2.5 million and by non-cash charges of $5.6 million. The decrease in net operating assets was primarily due to decreases in inventory, and an increase in accrued expenses and other current liabilities related to interest payable to PDL and transaction fees related to our Series E preferred stock financing. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense related to our credit agreement with PDL, and losses on the extinguishment of our notes.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2015 was $33,000 consisting of $255,000 from the release of a restriction against our cash, offset by purchases of property and equipment of $288,000.

Net cash used in investing activities in the nine months ended September 30, 2014 was $37,000 consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2015 was $71.9 million, consisting of net proceeds of $58.7 million from the issuance of common stock related to our IPO, net proceeds of $6.2 million from the issuance of our Series E preferred stock, net proceeds of $5.5 million from the issuance of our common stock and net proceeds of $29.1 million from the debt financing under the Loan Agreement with CRG, partially offset by the payment of $27.6 million to retire our debt with PDL and outstanding notes. As of December 31, 2014, cash paid for deferred IPO costs was $1.8 million.

During the nine months ended September 30, 2014, net cash provided by financing activities was $15.8 million, consisting of net proceeds of $4.7 million from the issuance of convertible notes and net proceeds of $11.1 million from the issuance of our Series E preferred stock.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, our ongoing royalty obligations with PDL, our Loan Agreement with CRG and non-cancellable purchase commitments. We used the proceeds from the debt financing under the Loan Agreement and securities purchase with CRG to retire our outstanding principal and accrued interest with PDL, and to retire the principal and accrued interest underlying our outstanding notes. Accordingly, there have been material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2015. The following table sets out as of September 30, 2015, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years	Total

Operating lease obligations	$1,150	$193	$—	$—	$1,343
Capital lease obligations	21	24	—	—	45
Credit agreement with PDL	1,180	1,998	—	—	3,178
CRG Loan	—	—	21,832	13,100	34,932
Noncancellable purchase commitments	3,158	—	—	—	3,158
	$5,509	$2,215	$21,832	$13,100	$42,656

CRG

In September 2015, we entered into a Loan Agreement with CRG, under which we may borrow up to $50.0 million in principal amount from CRG on or before December 31, 2016. We borrowed $30.0 million on September 22, 2015. Upon FDA approval of our 510(k) for Pantheris we became eligible to borrow an additional $10.0 million in principal amount, on or prior to June 30, 2016. We may borrow the final $10.0 million, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. Under the Loan Agreement, , the first sixteen quarterly payments will be interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We made quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, we may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

We may voluntarily prepay the loan in full, with a prepayment premium beginning at 5% and declining by 1% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the principal amount borrowed. In addition, a facility fee equal to 7.0% of loan principal borrowed plus any PIK is payable at the end of the term or when the loan is repaid in full. The term loan is collateralized by a security interest in substantially all of our assets.

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we must achieve minimum revenue of $7.0 million in 2015, with the target minimum revenue increasing in each year thereafter until reaching $70,000,000 in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We were in compliance with the covenants under the Loan Agreement as of September 30, 2015.

We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding debt with PDL and to retire the principal and accrued interest underlying our outstanding notes.

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

In September 2015, in connection with the consummation of the Loan Agreement, we repaid all principal and accrued interest outstanding under the notes.

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

PDL Credit and Security Agreements

On April 18, 2013, we, as the borrower, entered into a credit agreement with PDL, as the lender and agent. The credit agreement provided for an aggregate term loan facility of up to $40.0 million, available in two tranches of up to $20.0 million each. We borrowed $20.0 million as a term loan under tranche one of the credit agreement on April 18, 2013. We also paid closing fees to PDL of approximately $200,000, which were deducted from the tranche one funds we received, plus legal and brokerage fees. Tranche two of the credit agreement, the availability of which was conditioned on our satisfaction of certain milestones, never became available to us as we did not reach those milestones. The proceeds from tranche one were used for working capital, capital expenditures and general corporate purposes.

In September 2015, in connection with the consummation of the Loan Agreement with CRG, we repaid all amounts outstanding under the credit agreement with PDL. The payoff amount of $21.4 million included accrued interest through the repayment date of $0.6 million and $0.2 million as an end-of-term final payment fee.

Following the retirement of the PDL debt, our royalty obligations under the PDL credit agreement continue and are payable through the maturity date at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts, starting at $65,000 per quarter in 2013 and increasing annually to $310,000 per quarter in 2018. Additionally, until there are no further obligations to periodically pay to lender a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. We were in compliance with the covenants under the credit agreement as of September 30, 2015.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 27, 2015.

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

Credit Risk

As of September 30, 2015 and December 31, 2014, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our lumivascular platform products to hospitals and medical centers in the United States. Two and no customers represented more than 10% of our accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•                  our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, including the version of Pantheris that we expect to commercialize;

•                  market acceptance of our lumivascular platform;

•                  the availability of reimbursement for our lumivascular platform products;

•                  our ability to attract new customers and grow our business with existing customers;

•                  results of our clinical trials;

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

We have incurred significant losses in each period since our inception in 2007, including net losses of $39.9 million and $32.0 million in for the years ended December 31, 2013 and 2014, respectively, and $33.9 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of approximately $182.8 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our lumivascular platform and acquire customers.

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

Our short commercialization experience and limited number of approved products also make it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to obtain FDA clearance for the version of Pantheris that we expect to commercialize in the United States. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our success depends in large part on our ability to obtain FDA clearance for the version of Pantheris that we expect to commercialize and our successful commercialization of this device. The version of Pantheris we expect to commercialize has been used in only a limited number of procedures and there is no long-term data on its safety and efficacy.

The long-term viability of our company is largely dependent on the successful development and commercialization of Pantheris. In March 2015, we completed enrollment of patients in a clinical study called VISION that was used to support regulatory clearance of Pantheris. In October 2015, we received 510(k) clearance from the FDA to commercialize Pantheris but the version we expect to commercialize will still require separate FDA approval before we can market it. There can be no guarantee that the FDA will grant this approval.  Because we are depending heavily on sales of Pantheris to achieve our revenue goals, delays related to receiving FDA approval for the version of the device that we expect to commericalize will harm our financial results and ability to become profitable. We do not have significant long-term data on Pantheris’ safety and efficacy. Our ability to successfully market this product will be limited due to a number of factors including regulatory restrictions in our labeling. In addition, there can be no guarantee that Pantheris will be accepted by the medical community as a valid alternative to currently available devices. If we cannot sell Pantheris as planned, our financial results will be harmed.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We believe that our cash and cash equivalents at September 30, 2015, expected revenues from operations and debt financing currently available under our Loan Agreement with CRG will be sufficient to satisfy our capital requirements and fund our operations for at least the next 12 months. We will likely need additional funds to meet our operational needs and capital requirements for product development, clinical trials and commercialization.

Prior to our initial public offering, we have financed our operations primarily through sales of our products, net proceeds from the issuance of our preferred stock and debt financings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary business technology or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

•                  the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;

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

As of September 30, 2015, we had $29.2 million in principal and interest outstanding under our Loan Agreement with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We are also subject to standard event of default provisions both under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.

We depend on a limited number of products, which we only recently introduced in the United States. If these products fail to gain, or lose, market acceptance, our business will suffer.

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our lumivascular platform products. We expect that sales of our current and future lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Because of their recent commercial introduction, our lumivascular platform products have limited product and brand recognition. We do not know if our lumivascular platform products will be successful over the long term and market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our lumivascular platform products. Any studies we may conduct comparing our lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our lumivascular platform products to significantly penetrate current or new markets would harm our business, financial condition and results of operations.

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

In order to generate sales, we must be able to clearly demonstrate that our lumivascular platform is both a more effective treatment system and less costly than the alternatives offered by our competitors. If we are unable to convince physicians that our lumivascular platform leads to significantly lower restenosis, or narrowing of the artery, rates and fewer adverse events during surgery than those using competing technologies, our business will suffer. In order to use our Ocelot family of catheters or Pantheris, hospitals must make an investment in our Lightbox. Accordingly, we must convince hospitals and physicians that our lumivascular platform results in significantly better patient outcomes at a competitive overall cost. For example, we may need to demonstrate that the investment hospitals must make when purchasing our Lightbox and the incremental costs of having up to two physicians operate Pantheris can be justified based on the benefits to patients, physicians and hospitals. If we are unable to develop robust clinical data to support these claims we will be unable to convince hospitals and third-party payors of these benefits and our business will suffer.

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

We require limited training in the use of our lumivascular platform products because we market primarily to physicians who are experienced in the interventional techniques required to use our device. If demand for our lumivascular platform continues to grow, less experienced physicians will likely use the devices, potentially leading to more injury and an increased risk of product liability claims. The use or misuse of our lumivascular platform products has in the past resulted, and may in the future result, in complications, including damage to the treated artery, infection, internal bleeding, and limb loss, potentially leading to product liability claims. Our lumivascular platform products are not FDA-cleared or approved for use in the carotid, cerebral, coronary, iliac, or renal arteries. Our sales force does not promote the use of our products for off-label indications, and our U.S. instructions for use specify that our lumivascular platform products are not intended for use in the carotid, cerebral, coronary, iliac or renal arteries. However, we cannot prevent a physician from using our lumivascular platform products for these off-label applications. The application of our lumivascular platform products to coronary arteries, as opposed to peripheral arteries, is more likely to result in complications that have serious consequences. For example, if excised plaque were not captured properly in our device, it could be carried by the bloodstream to a more narrow location, blocking a coronary artery, leading to a heart attack, or blocking an artery to the brain, leading to a stroke. If our lumivascular platform products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation initiated by our customers or their patients. Product liability claims are especially prevalent in the medical device industry and could harm our reputation, divert management’s attention from our core business, be expensive to defend and may result in sizable damage awards against us. Although we maintain product liability insurance, the amount or breadth of our coverage may not be adequate for the claims that are made against us.

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

Our products compete with a variety of products and devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon markets include Abbott Laboratories, Bard, Boston Scientific, Cardinal Health, Cook Medical and Medtronic. Competitors in the atherectomy market include Boston Scientific, Cardiovascular Systems, Medtronic, Philips and Spectranetics. Some competitors have previously attempted to combine intravascular imaging with atherectomy and may have current programs underway to do so. These and other companies may attempt to incorporate on-board visualization into their products in the future and may remain competitive with us in marketing traditional technologies. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our products. Many of our competitors have significantly greater financial and other resources than we do and have well-established reputations, as well as broader product offerings and worldwide distribution channels that are significantly larger and more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

The results of short-term clinical experience of our lumivascular platform products do not necessarily predict long-term clinical benefit. Restenosis rates typically increase over time. We believe that physicians will compare the rates of long-term restenosis and reintervention for procedures using our lumivascular platform products against alternative procedures, such as angioplasty, stenting, bypass surgery and other atherectomy procedures. If the long-term rates of restenosis and reintervention do not meet physicians’ expectations, our lumivascular platform products may not become widely adopted and physicians may recommend alternative treatments for their patients. Another significant factor that physicians will consider is acute safety data on complications that occur during the use of our lumivascular platform products. If the results obtained from any post-market studies that we conduct or post-clearance surveillance indicate that the use of our lumivascular platform products are not as safe or effective as other treatment options or as current short-term data would suggest, adoption of our product may suffer and our business would be harmed. Even if we believe the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our products will vary. Physicians who are technically proficient participate in our clinical trials and are high-volume users of our lumivascular platform products. Consequently, the results of our clinical trials and their experiences using our products may lead to better patient outcomes than those of physicians that are less proficient, perform fewer procedures or who use our products infrequently.

Our ability to market our current products in the United States is limited to use in peripheral vessels, and if we want to market our products for other uses, we will need to file for FDA clearances or approvals and may need to conduct trials to support expanded use, which would be expensive, time-consuming and may not be successful.

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

Our former Vice President of Sales left our company in July 2015. We have initiated a search for a new Vice President of Sales.  This search may take time and we can provide no estimate as to how long it will take and no assurance that we will find a qualified candidate to replace him.

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

Any growth that we experience in the future could provide challenges to our organization, requiring us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. We expect to grow our sales force in anticipation of obtaining marketing clearance for the version of Pantheris we expect to commercialize. Rapid expansion in personnel could mean that less experienced people produce and sell our products, which could result in inefficiencies and unanticipated costs and disruptions to our operations.

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

If our manufacturing facility becomes damaged or inoperable, or we are required to vacate the facility, or our electronic systems are compromised, our ability to manufacture and sell our lumivascular platform products and to pursue our research and development efforts may be jeopardized.

We currently manufacture and assemble our lumivascular platform products in-house. Our products are comprised of components sourced from a variety of contract manufacturers, with final assembly completed at our facility in Redwood City, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, flooding, and power outages. Further, our electronic systems may experience service interruptions, denial-of-service and other cyber-attacks, computer viruses or other events. Any of these may render it difficult or impossible for us to manufacture products, pursue our research and development efforts or otherwise run our business for some period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenues and the loss of customers. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2015, we held six issued U.S. patents and had 18 U.S. utility patent applications and 4 PCT applications pending. As of September 30, 2015, we also had 10 issued patents outside of the United States. As of September 30, 2015, we had 34 pending patent applications outside of the United States, including in Australia, Canada, Europe, India, China and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our lumivascular platform, brand and business.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. For example, to date we have submitted to the FDA five MDRs regarding our Ocelot family of catheters, which included four perforations and one related to removal of the guidewire coating.

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

Material modifications to the intended use or technological characteristics of our lumivascular platform products will require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on FDA published guidelines, FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our lumivascular platform products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our lumivascular platform products in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our lumivascular platform products as modified, which could harm our operating results and require us to redesign our lumivascular platform products. In these circumstances, we may be subject to significant enforcement actions. We plan to make further modifications to the design of Pantheris prior to widespread commercialization, which will require regulatory clearances or approvals.

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

•                  the results of our clinical trials;

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

As of November 2, 2015, our directors, officers and each stockholder holding more than 5% of our common stock collectively control approximately 41.9% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We have issued and sold the following securities from July 1, 2015 to September 30, 2015:

1.              On September 22, 2015 we issued and sold to CRG 348,262 shares of common stock at a purchase price per share of $14.357.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

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

Avinger, Inc.
(Registrant)

Date: November 12, 2015	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

6.1

Term Loan Agreement, dated as of September 22, 2015, by and among Avinger, Inc., certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

6.2	Securities Purchase Agreement, dated as of September 22, 2015, by and among Avinger, Inc., and CRG Partners III L.P. and certain of its affiliated funds, as purchasers.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document