Form 10-K
period 2015-12-31
Avinger Inc
filed 2016-03-08
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2015 as reported by the NASDAQ Global Market on such date was approximately $158.0 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 7, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,692,189.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

•                  the expected timing of 510(k) submission to FDA, and associated marketing clearances by FDA, for enhanced versions of Pantheris;

•                  the expected growth in our business and our organization;

•                  our expectations regarding government and third-party payor coverage and reimbursement;

•                  our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

•                  our ability to obtain and maintain intellectual property protection for our products;

•                  our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

•                  our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•                  our ability to identify and develop new and planned products and acquire new products;

•                  our financial performance;

•                  our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally; and

•                  developments and projections relating to our competitors or our industry.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in Part I, Item 1A under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I

ITEM 1.    BUSINESS

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to dramatically improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select European markets. Our current products include our Lightbox imaging console, as well as our Wildcat, Kittycat, and the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device, designed to allow physicians to precisely remove arterial plaque in PAD patients. In October 2015, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris, and in March 2016 received FDA approval for an enhanced version of Pantheris, and promptly thereafter we commenced sales of Pantheris in the U.S. and in select European countries. We believe that Pantheris will significantly enhance our market opportunity within PAD and can expand the overall addressable market for PAD endovascular procedures.

According to an article published in The Lancet, the global prevalence of PAD was estimated at 202 million people in 2010. The prevalence of PAD in the United States alone was estimated at 18 million people in 2010 and is projected to grow to 21 million people by 2020 according to the Sage Group. Despite its prevalence, PAD is underdiagnosed and undertreated relative to many other serious vascular conditions, including coronary artery disease, or CAD, in part because many PAD patients are asymptomatic or dismiss their symptoms as normal signs of aging. Despite the relative undertreatment of PAD, Millennium Research Group estimates that over 570,000 catheter-based PAD procedures in the pelvis and legs were performed in the United States in 2013, which corresponded to a $1.0 billion market. Millennium Research Group also estimates that the number of catheter-based PAD procedures will grow to almost 700,000 in 2017, representing a $1.3 billion market in the United States. Higher diagnosis and intervention rates resulting from greater physician and patient awareness of PAD, as well as higher prevalence, may significantly expand the market opportunity for PAD treatments, according to the Millennium Research Group.

Current treatments for PAD, including bypass surgery, can be costly and may result in complications, high levels of post-surgery pain and lengthy hospital stays and recovery times. Minimally invasive, or endovascular, treatments include stents, angioplasty, and atherectomy devices, which are catheter-based products for the removal of plaque. These treatments also have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease, also known as restenosis. We believe one of the main contributing factors to high restenosis rates for PAD patients treated with endovascular technologies is the amount of vascular injury that occurs during an intervention. Specifically, these treatments often disrupt the membrane between the outermost layers of the artery, which is referred to as the external elastic lamina, or EEL.

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

In March 2015, we completed enrollment of 134 patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and effectiveness endpoints. We believe the data from VISION will also allow us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the EEL, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. We have recently commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select European countries after obtaining the required marketing authorizations.

We have assembled a team with extensive medical device development and commercialization capabilities, including our founder, John B. Simpson, Ph.D., M.D., who founded Advanced Cardiovascular Systems, FoxHollow Technologies and Perclose, among other vascular medical device companies. We began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $10.7 million in 2015, $11.2 million in 2014 and $13.0 million in 2013.

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
Plaque
Artery cross-section
Narrowed artery

Comparison of a normal artery to an atherosclerotic artery

PAD is atherosclerosis in the arteries that supply blood to areas other than the heart, particularly the pelvis and legs, and may lead to serious symptoms such as pain, fatigue or numbness. Genetic predisposition, diabetes, smoking, hypertension, physical inactivity, high cholesterol, obesity and aging all increase the risk of developing PAD. In extreme cases, PAD can lead to critical limb ischemia, or CLI, which, if left untreated, can result in ulceration, infection, or gangrene in the feet and legs and eventually limb amputation or death. The Transatlantic Intersociety Consensus for the Management of Peripheral Arterial Disease, or TASC II, estimates that 55% of CLI patients will undergo amputation or die within one year after the diagnosis.

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

Importance of the External Elastic Lamina.  Scientific research has identified the importance of minimizing vascular injury during an endovascular intervention, and specifically the disruption of the membrane between the outer most layers of the artery, which is referred to as the external elastic lamina, or EEL. A study by the Sanford Burnham Institute concluded that disruption of the area around the EEL creates an inflammatory response significantly greater than when the EEL is not injured, ultimately leading to accelerated narrowing of the artery. This narrowing of the artery is known as restenosis, which can lead to the restriction of blood flow. EEL disruption can be caused by wire-based CTO crossing, dissection from balloon angioplasty, stent placement, or an atherectomy device cutting through this area.

Lumivascular View	Cross-Sectional View

Image of the EEL using our visualization compared to a cross sectional view of an artery.

A study from New York’s Mount Sinai Medical Center, published in the Journal of Endovascular Therapy in 2015, demonstrated the correlation between restenosis rates and vascular injury during directional atherectomy procedures. Specifically, the study examined the composition of the tissue removed during treatment of 116 patients and assessed restenosis rates after one year. The study found that in 53% of the patients, the extracted tissue contained evidence of vascular injury. In this group of patients the restenosis rate, one-year after treatment, was 97%, while in the group of patients without evidence of vascular injury, the restenosis rate was only 11%.

The data from the Mount Sinai Medical Center study are summarized in the following chart:

Atherectomy Procedures — Restenosis Rates at 1-Year

We believe balloon angioplasty, stenting and current atherectomy procedures often result in vascular injury, limiting their safety and efficacy, and increase restenosis rates associated with these treatments.

Balloon Angioplasty.  In an angioplasty procedure, a miniature balloon attached to the tip of the treatment catheter opens the blood vessel by expanding the vessel and compressing plaque against the arterial wall. While angioplasty catheters are relatively easy to use, they stretch the arterial wall, often leading to dissections of, and damage to, the EEL. Furthermore, angioplasty does not actually remove the plaque, which remains in the artery. Different variations of balloon catheters have been developed for the treatment of PAD, claiming additional benefits compared to standard angioplasty. These include cutting or scoring balloons designed to treat blockages with lower inflation pressures, as well as drug-coated balloons designed to suppress the inflammatory response to minimize restenosis. According to TASC II, 35% of angioplasty treatments result in restenosis at one year and 52% at three years. Millennium Research Group estimates that 500,000 PAD angioplasty procedures in the pelvis and legs were performed in the United States in 2013, 62% of which required the additional use of a stent.

Stenting.  A stent is a wire-mesh tube that acts as a scaffold inside the artery to maintain adequate blood flow. Stents are currently available in bare metal and drug-coated varieties, with the latter designed to inhibit restenosis. Since stents rely on a similar expansion mechanism as balloons, we believe they also cause injury to the arterial wall and damage healthy arterial structures during placement. According to TASC II, 27% of PAD stent treatments result in restenosis at one year and 36% at three years. Additionally, according to a study in the Journal of the American College of Cardiology, stents placed in the legs fracture in approximately 25% of cases and, in such cases, have one-year patency, or absence of restenosis, rates of 41%, compared to 84% in cases with no stent fractures. Stents placed in the legs are often longer than coronary stents due to the diffuse nature of the lesions and the arterial anatomy, and longer stents have significantly higher fracture rates. Once a stent is implanted, it cannot be removed, which may limit future treatment options such as angioplasty, additional stenting, atherectomy and bypass surgery. Millennium Research Group estimates that 370,000 PAD stent procedures in the pelvis and legs were performed in the United States in 2013.

Atherectomy.  Atherectomy is a procedure in which plaque is cleared from the arterial walls using a catheter-based technology with a mechanism to remove or displace diseased tissue. There are several types of atherectomy devices, including directional, rotational and laser, each with different mechanisms of action to remove or displace plaque. Except for Pantheris, currently available atherectomy devices rely on fluoroscopy rather than on- board imaging to provide visual guidance throughout the entire procedure. These atherectomy treatments frequently require the use of a stent or balloon to achieve the desired outcome and cannot selectively target the removal of only diseased tissue. As a result, traditional atherectomy technologies can damage the blood vessel being treated, which we believe increases the risk of restenosis. According to an article published in the Journal of Invasive Cardiology reviewing published clinical data, one-year restenosis rates for existing atherectomy technologies range from 22% to 46%. According to Millennium Research Group, there were 80,000 atherectomy procedures performed in the pelvis and legs in the United States in 2013, 86% of which required the use of a stent or balloon.

Our Solution

Our pioneering Lumivascular platform combines best-in-class interventional devices with optical coherence tomography, or OCT, a high resolution, light-based, radiation-free intravascular imaging technology. Our Lumivascular platform provides physicians with real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively.

Visualization using our Lumivascular technology compared to standard fluoroscopy imaging

We believe the combination of enhanced visualization and the ability to precisely target the diseased portion of an artery will allow physicians to access difficult-to-treat areas and significantly improve the safety and efficacy of endovascular procedures for patients. Market acceptance of our Lumivascular platform products may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products as compared to alternative procedures such as angioplasty, stenting, bypass surgery or other atherectomy procedures. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. We believe that our Lumivascular platform provides the following benefits to physicians, hospitals and patients, as compared to balloons, stents and other atherectomy procedures:

•                  Improved efficacy through reduced risk of restenosis.  Clinical evidence supports the proposition that more desirable outcomes in treating PAD are achieved by minimizing injury to the vessel wall during treatment, thereby reducing the risk of restenosis. Our Lumivascular platform is designed to provide physicians with a clear picture from inside the artery during treatment. In addition, the directional nature of our catheters is designed to enable physicians to accurately target the diseased area, resulting in less damage to arterial structures and allowing for the precise removal of plaque. Our VISION clinical trial demonstrated that the average percent area of adventitial component was only 1% of the total tissue section from histopathological analysis of 162 lesion specimens in the primary cohort. We believe that the low level of adventitia excision means less EEL disruption and will correlate to lower restenosis rates and improved long-term outcomes for patients treated with Pantheris. Additionally, a study conducted at Mount Sinai Medical Center, New York involving 116 patients found one-year restenosis rates of 97% and 17% in patients with and without evidence of EEL disruption, respectively. The Mount Sinai Medical Center study was not conducted using our products. Although we believe that our products would achieve similar results to those achieved with existing atherectomy devices in which no EEL disruption occurred, we can provide no assurance that this would have been the case.

•                  Safety of endovascular procedures.  Serious adverse events such as perforations and dissections may be reduced during endovascular procedures using our Lumivascular platform. The results of our CONNECT II trial showed the benefit of our Lumivascular platform, as demonstrated by the 98% safety rates in CTO cases using Ocelot, and there were no clinically significant perforations or dissections caused by Pantheris in our VISION trial.

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

•                  Reduced use of balloons and stents and preservation of future treatment options.  Pantheris is designed to enable physicians to successfully perform atherectomy procedures and remove plaque blockages in PAD patients using fewer balloons and stents. Current atherectomy procedures often require the use of balloons and stents, which may result in restenosis and limit future treatment options. In our VISION trial, balloon angioplasty was used following Pantheris in less than half of the lesions treated, and stents were used in just 4% of treated lesions. By avoiding the use of stents in atherectomy procedures, we believe that Pantheris better preserves future treatment options. We believe our Lumivascular platform can replace other endovascular technologies, lower restenosis rates and reduce overall healthcare costs.

•                  Lumivascular platform designed for ease of adoption by physicians and hospitals.  Our Lumivascular platform products, while providing image-guided assistance to physicians, are used in a similar fashion to traditional catheters. Consequently, we believe the more than 10,000 interventional cardiologists, vascular surgeons and interventional radiologists in the United States that are trained in endovascular techniques can generally adopt our Lumivascular platform and products without extensive training. We are designing future products to be compatible with our Lumivascular platform, which we expect will enhance the value proposition for hospitals to invest in our technology. We also believe that Pantheris qualifies for existing reimbursement codes currently utilized by other atherectomy products, further facilitating adoption of our products.

Risks of using the Lumivascular platform include the risks that are common to endovascular procedures and generally may include perforation, dissection, embolization, bleeding, infection, restenosis and limb loss. We are aware of certain characteristics and features of our Lumivascular platform that may prevent widespread market adoption, including that in procedures using Pantheris, some physicians may prefer to have a technician or second physician assisting with the operation of the catheter and that training for technicians and physicians will be required to enable them to effectively operate our Lumivascular platform products. Our current products are contraindicated, and therefore should not be used, in the iliac, coronary, cerebral, renal and carotid arteries.

Our Strategy

Our goal is to become the leading provider of image-guided medical devices for physicians to treat vascular diseases. The key elements of our strategy are to:

•                  Increase the installed base and penetration of our Lumivascular platform.  Our current sales efforts focus on establishing new Lumivascular platform sites by marketing our products to physicians and hospital administrators through our direct sales force in the United States. Additionally, we seek to increase the use of our Lumivascular platform products by our current customers through case coverage, clinical training and other programs. We expect to continue to grow our sales force in order to better support current customers and attract new users of our Lumivascular platform products. We believe that expanding our U.S. commercial infrastructure and establishing distributor relationships in select regions outside the United States will drive further adoption of our Lumivascular platform.

•                  Perform additional post-market studies to demonstrate the clinical and economic benefits of our Lumivascular platform. We intend to initiate post-market studies that will examine clinical outcomes of our Lumivascular platform products. We plan to conduct observational registry studies as well as randomized trials comparing the safety, efficacy and cost of our Lumivascular platform products to other endovascular treatments for PAD. We may also conduct studies to support additional clinical indications.

•                  Assist hospitals in raising awareness of our Lumivascular platform for patients suffering from PAD. We are focused on increasing the awareness of our Lumivascular platform and the benefits it offers to patients and physicians. We work with our hospital customers to build a Lumivascular platform-based program through clinical training, public relations and physician education. The main focus of our clinical value proposition is to demonstrate how the Lumivascular platform allows physicians to avoid injury to the healthy arterial structures during intervention, while addressing the other limitations of competing endovascular approaches. We plan to continue working with our customers to position our Lumivascular platform as an offering they can use to demonstrate their commitment to using the most advanced technologies in caring for their patients.

•                  Leverage our technology platform to develop new products and further enhance our intellectual property portfolio. We intend to continue to invest in initiatives to improve the safety, efficacy and ease of use of our Lumivascular platform, as well as to reduce costs and procedure times. We have also identified a number of future expansion opportunities designed to position our Lumivascular platform as the standard of care for vascular disease. We expect our Pantheris atherectomy device to be an important addition to our Lumivascular platform. We also intend to explore the feasibility of seeking new indications for our Lumivascular platform to address unmet clinical needs within the CAD market. We believe we have a strong intellectual property portfolio and will continue to enhance this portfolio as we develop new technologies.

•                  Optimize our manufacturing operations to achieve cost and production efficiencies while maintaining quality. We design, develop and manufacture all of our products in-house at our headquarters in Redwood City, California using some components and sub-assemblies provided by third-party suppliers. We believe that controlling the manufacturing and assembly of our products allows us to innovate more quickly and produce higher quality products than if we outsourced manufacturing. We have the capacity to significantly increase our manufacturing volume within our current facilities. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce unit costs and increase our gross margins. To further reduce costs, we may seek to manufacture certain of our products or subassemblies outside the United States or through third-party contract manufacturers.

Our Products

Our current products include our Lightbox console and our various catheters used in PAD treatment. Each of our current products is, and our future products will be, designed to address significant unmet clinical needs in the treatment of vascular disease.

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
Lightbox(1)	OCT Imaging	N/A	FDA Cleared	November 2012
			CE Mark	September 2011
Pantheris 8F	Atherectomy	110cm, 8 French (F)	FDA Cleared	October 2015
			CE Mark	June 2015
Pantheris 7F	Atherectomy	110cm, 7F	FDA Cleared	March 2016
			CE Mark	June 2015
Ocelot(2)	CTO Crossing	110cm, 6F	FDA Cleared	November 2012
			CE Mark	September 2011
Ocelot MVRX(2)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL(2)	CTO Crossing	135/150cm, 5F	FDA Cleared	December 2012
			CE Mark	October 2012

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

Lumivascular Platform Overview

Our Lumivascular platform integrates OCT visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. Our Lumivascular platform consists of a capital component, Lightbox, and a variety of disposable catheter products, including Ocelot, Ocelot PIXL, Ocelot MVRX and Pantheris.

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

Pantheris

We believe Pantheris is the first atherectomy catheter to incorporate real-time OCT intravascular imaging. Pantheris may be used alone or following a CTO crossing procedure using Ocelot or other products. Pantheris is a single-use product and will provide physicians with the ability to see a cross-sectional view of the artery throughout the procedure. The device restores blood flow by shaving thin strips of plaque using a high-speed directional cutting mechanism that specifically targets the portion of the artery where the plaque resides while minimizing disruption to healthy arterial structures. The excised plaque is deposited in the nosecone of the device and removed from the artery. We believe Pantheris represents a meaningful advancement in the treatment of PAD and will expand the existing treatable market.

Pantheris positioned prior to a cut

Pantheris excising plaque

To perform atherectomy procedures using Pantheris, physicians advance Pantheris to the diseased portion of the vessel using fluoroscopy prior to activating the cutting tip. The OCT image provides the physician with a cross-sectional view of the treatment site and the relative orientation of the cutter. Visual cues are used to orient the cutting mechanism to target diseased sections of the artery and the plaque is removed by activating the cutter and advancing the catheter through the blockage. A balloon beneath the cutter is inflated to move the catheter closer to the plaque, enabling the physician to stabilize the device and adjust the cut depth into the plaque as necessary. Multiple cuts can be made with the same device until sufficient plaque has been removed to restore adequate blood flow in the artery. In July 2014, FDA granted us an investigational device exemption, or IDE, for Pantheris and we commenced enrollment of our 133-patient VISION trial. We completed enrollment of the VISION trial in March 2015 and we submitted for 510(k) clearance from FDA in August 2015. In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We have made minor modifications to Pantheris since the VISION trial and have recently commenced U.S. sales following receipt of FDA approval this enhanced version of Pantheris in March, 2016. We received CE Mark for Pantheris in June 2015 and in August 2015 for the enhanced version of Pantheris.

Ocelot, Ocelot PIXL and Ocelot MVRX

Ocelot is the first ever CTO crossing catheter to incorporate real-time OCT imaging, which allows physicians to see the inside of an artery during a CTO crossing procedure. Physicians have traditionally relied solely on fluoroscopy and tactile feedback to guide catheters through complicated blockages. Ocelot allows physicians to accurately navigate through CTOs by utilizing the OCT images to precisely guide the device through the arterial blockage, while minimizing disruption to the healthy arterial structures.

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

Other Products

Our first-generation CTO-crossing catheters, Wildcat and Kittycat 2, employ a proprietary design that uses a rotational spinning technique, allowing the physician to switch between passive and active modes when navigating across a CTO. Once across the CTO, Wildcat and Kittycat 2 allow for placement of a guidewire and removal of the catheter while leaving the wire in place for additional therapies. Both products require the use of fluoroscopy rather than our Lumivascular platform for imaging. Wildcat was our first commercial product and has received both FDA 510(k) clearance in the United States and CE Mark in Europe for crossing peripheral artery CTOs. Kittycat 2 has FDA 510(k) clearance in the United States and CE Mark clearance in Europe for the treatment of peripheral artery CTOs.

Clinical Development

We have conducted several clinical trials to evaluate the safety and efficacy of our products and we received FDA clearance for Wildcat and Ocelot for CTO crossing in 2011 and 2012, respectively, and for Pantheris in October 2015.

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

VISION (Pantheris)

VISION was our pivotal, non-randomized, prospective, single-arm trial to evaluate the safety and effectiveness of Pantheris across 20 sites within the United States and Europe. The objective of the clinical trial was to demonstrate that Pantheris can be used to effectively remove plaque from diseased lower extremity arteries while using on-board visualization as an adjunct to fluoroscopy. Two groups of patients were treated in VISION: (1) optional roll-ins, which are typically the first two procedures at a site, and (2) the primary cohort, which are the analyzable group of patients. The data for these two groups was reported separately in our 510(k) submission to FDA. Based on final enrollment, the primary cohort included 130 patients. In March 2015, we completed enrollment of patients in the VISION clinical trial and we submitted for 510(k) clearance from the FDA in August 2015. In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We have made minor modifications to Pantheris subsequent to the completion of VISION and received 510(k) clearance on the enhanced version of Pantheris in March 2016.

VISON’s primary efficacy endpoint requires that at least 87% of lesions treated by physicians using Pantheris have a residual stenosis of less than 50%, as verified by an independent core laboratory. The primary safety endpoint required that less than 43% of patients experience an MAE through six-month follow-up as adjudicated by an independent Clinical Events Committee, or CEC. MAEs as defined in VISION included cardiovascular-related death, unplanned major index limb amputation, clinically driven target lesion revascularization, or TLR, heart attack, clinically significant perforation, dissection, embolus, and pseudoaneurysm. Results from the VISION trial demonstrated that Pantheris surpassed its primary efficacy and safety endpoints; residual restenosis of less than 50% was achieved in 96.3% of lesions treated in the primary cohort, while MAEs were experienced in 17.6% of patients.

Although not mandated by the FDA to support the market clearance of Pantheris, the protocol for the VISION trial allowed for routine histopathological analysis of the tissue extracted by Pantheris to be conducted. This process allowed us to determine the amount of adventitia present in the tissue, which in turn indicated the extent to which the external elastic lamina had been disrupted during Pantheris procedures. We completed histopathological analysis on tissue from 129 patients in the primary cohort, representing 162 lesions and determined that the average percent area of adventitia was only 1.0% of the total excised tissue. We believe the low level of EEL disruption will correlate to lower restenosis rates and improved long-term outcomes for patients treated with Pantheris, but we do not intend to make any promotional claims to that effect based on the data from this study. We published the results of the histopathological analysis in conjunction with the primary safety and efficacy endpoint data from the VISION trial.

Final VISION trial data is summarized in the table below.

	Roll-In Cohort	Primary Cohort	Total
Patients Treated	28	130	158

Lesions treated	34	164	198
Primary Efficacy Endpoint
Lesions analyzed by core lab	34	164	198
Lesions meeting primary efficacy endpoint criterion of residual restenosis of less than 50% by core lab	100%	96.3%	97%
	(34/34)	(158/164)	(192/198)
Primary Safety Endpoint (MAEs through 6 months)
Total MAEs Reported	3	22	25
Reported MAEs as a percentage of patients enrolled	11.5%	17.6%	16.6%
	(3/26)	(22/125)	(25/151)
Histopathology Results (Non-Endpoint Data)
Lesions with histopathology results	34	162	196
Average percent area of adventitia in all lesions with histopathology results	0.56%	1.02%	0.94%

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

Our sales team consists of a vice president, directors, regional managers, sales representatives and clinical specialists. Our sales representatives are divided into two primary roles, one focused on sale and use of our disposable catheters and the other focused on sale and service of our Lightbox console. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by a highly specialized marketing team, which is divided into three areas of focus: clinical education, marketing program implementation and technology awareness and product development. We also have a small team of field engineers responsible for installation, service and maintenance of our Lightbox consoles.

As of December 31, 2015, we had 70 employees focused on sales and marketing. Our sales, general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 were $29.2 million, $18.5 million and $25.8 million, respectively.

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

Our products compete with a variety of products or devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon market segments include Abbott Laboratories, Boston Scientific, Cardinal Health, Cook Medical, CR Bard and Medtronic. Competitors in the atherectomy market include Boston Scientific, Cardiovascular Systems, Medtronic, Philips and Spectranetics. Some competitors have attempted to combine intravascular imaging with atherectomy and may have current programs underway to do so. These and other companies may attempt to incorporate on-board visualization into their products in the future. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our solution.

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

As of December 31, 2015, we held six issued U.S. patents and had 20 U.S. utility patent applications and 3 PCT applications pending. As of December 31, 2015, we also had 10 issued patents from outside of the United States. As of December 31, 2015, we had 39 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. As we continue to research and develop our Pantheris technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our atherectomy devices. Our issued patents expire between the years 2028 and 2032.

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

As of December 31, 2015, we held three registered U.S. trademarks and two pending U.S. trademark applications, one of which has been allowed.   In Europe we hold two registered trademarks.  In addition, we held one International Registration under the Madrid Protocol with pending extensions to China, Europe, Japan, and Korea.

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

•                  Product line improvements and extensions.  We are developing improvements to our Lumivascular platform, including additional catheters for use in different clinical applications. For example, we are developing versions of Pantheris designed to treat smaller vessels and with enhanced cutting capability. We are also developing a next-generation CTO crossing device to target both the peripheral and coronary CTO markets.

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

As of December 31, 2015, we had 25 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $15.7 million, $11.2 million and $16.0 million, respectively.

Manufacturing

Prior to the introduction of our Lumivascular platform, our non-imaging catheter products were manufactured by a third-party. All of our products are now manufactured in-house using components and sub-assemblies manufactured both in-house at our facilities in Redwood City, California and by outside vendors. We expect our current manufacturing facility will be sufficient to meet our anticipated growth through at least 2017. We assemble all of our products at our manufacturing facility but certain critical processes such as coating and sterilization are done by outside vendors.

Our manufacturing operations are subject to regulatory requirements of 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act, or FFDCA; the Quality System Regulation, or QSR, for medical devices sold in the United States, which is enforced by FDA; the Medical Devices Directive 93/42/EEC, which is required for doing business in the European Union; and applicable requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of hazardous substances, and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. We cannot ensure that we will not incur material costs or liability in connection with our operations, or that our past or future operations will not result in claims by or injury to employees or the public.

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

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDRH. We and our component suppliers are required to manufacture our products in compliance with FDA’s QSR in 21 CFR part 820 of the FFDCA. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. Since we began manufacturing onsite, our Quality System has undergone 14 external audits, the last of which occurred on July 7 through July 9, 2015 and resulted in zero non-conformances.

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

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. The FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful pre-market approval, or PMA application or 510(k) clearance. A completely novel product must go through the more rigorous PMA process, or premarket approval, if it cannot receive authorization through a 510(k). The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Level I and Level II devices are considered lower risk and often can gain approval for commercial distribution by submitting a notification request to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III status and generally require the submission of a PMA application for approval to commercialize a product. These generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

The 510(k) clearance path can be significantly less time-consuming and arduous than PMA approval, making this route preferable for a medical device company. Through a 510(k), a company must provide documentation that its device is substantially equivalent to a technology already approved through a 510(k) or in distribution before May 28, 1976 for which the FDA has not yet required a PMA submission. The FDA has 90 days from the date of the premarket equivalence submission to authorize or decline commercial distribution of the device. However, similar to the PMA process, approval may take longer than this three-month window, as the FDA can request additional data. If the FDA resolves that the product is not substantially equivalent to a predicate device, then the device acquires a Class III designation. All of our currently marketed products have received commercial clearance and associated indications for use through the 510(k) regulatory pathway with the FDA, some with the support of clinical data.

A PMA application must be accompanied by substantial data that supports the safety and efficacy of the device, which includes the provision of preclinical, clinical, technical, manufacturing and labeling information. If the FDA deems the application acceptable to pass through the first level of scrutiny, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional information or clarifications. The FDA may also impose additional regulatory hurdles for a PMA, including the institution of an outside advisory panel of experts to assess the application or provide recommendations as to whether to approve the device. Although the FDA in the end approves or disapproves the device, in nearly all cases the FDA follows the recommendation from the independent panel concerning approvability of the new device. As part of this process, the FDA will also inspect the manufacturing operations of the company requesting approval to verify compliance with quality control regulations. Significant changes in the fabrication of a device, or alterations in the labeling or design of a product require new PMA applications or PMA supplements for a product originally approved under a PMA. This creates substantial regulatory risk for devices undergoing the PMA route.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•                  The FDA’s  QSR which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•                  labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•                  clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•                  medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•                  post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require a new 510(k) clearance or premarket approval. The FDA could also require a manufacturer to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, it may be subject to significant regulatory fines, penalties, and warning letters.

The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. BSI, our European Notified Body, inspected our facility in 2013 and 2015 and found zero non-conformances. Our current facility was inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit, there were no findings that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to these observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR.

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

Under HITECH’s new breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services, or the Secretary. Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. We are currently subject to the HIPAA regulations. We are subject to audit under the U.S. Department of Health and Human Services, or HHS, HITECH-mandated audit program. We may also be audited in connection with a privacy complaint. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

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

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Office of Inspector General, or OIG, of HHS to issue a series of regulations known as “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as OIG.

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

Federal False Claims Act.  Another development affecting the healthcare industry is the increased use of the federal False Claims Act, and in particular, action brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not just a federal healthcare program.

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

The Sunshine Act.  The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Affordable Care Act, requires all entities that operate in the United States and manufacturers of a drug, device, biologic or other medical supply that is covered by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership and investment interests in the entity. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. The final rule implementing the Sunshine Act required data collection on payments to begin on August 1, 2013. The first annual report, comprised of data collected from August 1, 2013 to December 31, 2013, was due March 31, 2014. The statute requires the federal government to make reported information available to the public starting September 2014, which it has. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1.0 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

International Laws.  In Europe various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines, for individuals and/or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which went into effect in July 2011, a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under the new regime, an individual found in violation of the Bribery Act of 2010, faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

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

Medicare reimbursement levels for fiscal year 2016 went into effect as of October 1, 2015. National average Medicare payment rates for PAD procedures for fiscal year 2016 are $10,175 - $19,410 for inpatient procedures and, $4,592 - $14,612 for outpatient procedures. These amounts include the cost of disposable catheters such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (i.e., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Employees

As of December 31, 2015, we had 186 employees, including 52 in manufacturing and operations, 69 in sales and marketing, 25 in research and development, 17 in clinical affairs, regulatory affairs, and quality assurance and 23 in finance, general administrative and executive administration. All 186 employees are full time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

Corporate and other Information

We were incorporated in Delaware on March 8, 2007. Our principal executive offices are located at 400 Chesapeake Drive, Redwood City, California 94063, and our telephone number is (650) 241-7900. Our website address is www.avinger.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the NASDAQ Global Market under the symbol “AVGR”.

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

Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•                  our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, particularly Pantheris, which we commenced commercialization in March 2016;

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $47.3 million in 2015, $32.0 million in 2014 and $39.9 million in 2013. As of December 31, 2015, we had an accumulated deficit of approximately $196.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

Our short commercialization experience and limited number of approved products also make it difficult for us to forecast our future financial performance and growth and such forecasts are limited and subject to a number of uncertainties, including our ability to obtain FDA clearance for new versions of Pantheris and other Lumivascular platform products we intend to commercialize in the United States. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our success depends in large part on a limited number of products, particularly Pantheris, all of which have a limited commercial history. If these products fail to gain, or lose, market acceptance, our business will suffer.

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them.  Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of Pantheris and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history.  For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA approval to market an enhanced version of Pantheris in March 2016.  As such, increased acceptance among physicians of these products may not occur. Our ability to successfully market Pantheris will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure you that demand for Pantheris and our other Lumivascular platform products will continue to grow and our products may not significantly penetrate current or new markets.  If demand for Pantheris and our other Lumivascular platform products do not increase as we anticipate and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize Pantheris, would harm our business, financial condition and results of operations.

We are also aware of certain characteristics and features of our Lumivascular platform that may prevent widespread market adoption. For example, in procedures using Pantheris, some physicians may prefer to have a technician or second physician assisting with the operation of the catheter as well as a separate technician to operate the Lightbox, making the procedure less financially attractive for physicians and their hospitals. It may take significant time and expense to modify our products to allow a single physician to operate the entire system and we can provide no guarantee that we will be able to make such modifications, or obtain any additional and necessary regulatory clearances for such modifications. Also, although the OCT images created by our Lightbox may make it possible for physicians to reduce the degree to which fluoroscopy and contrast dye are used when using our Lumivascular platform products compared to competing endovascular products, physicians are still using both fluoroscopy and contrast dye, particularly with Pantheris. As a result, risks of complications from radiation and contrast dye are still present and may limit the commercial success of our products. Finally, it will require training for technicians and physicians to effectively operate our Lumivascular platform products, including interpreting the OCT images created by our Lightbox, which may affect adoption of our products by physicians. These or other characteristics and features of our Lumivascular platform may cause our products not to be widely adopted and harm our business, financial condition and results of operation.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We believe that the net proceeds from the follow-on offering we intend to conduct whereby we may issue and sell shares of common stock having an aggregate value of up to $50.0 million, together with our cash and cash equivalents at December 31, 2015 and expected revenues from operations and debt financing currently available under our Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds, or CRG, will be sufficient to satisfy our capital requirements and fund our operations for at least the next 12 months. We can provide no assurance that we will be successful in raising funds pursuant to our follow-on offering or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. We will likely need additional funds through our intended follow-on offering or in separate financing to meet our operational needs and capital requirements for product development, clinical trials and commercialization.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings and our initial public offering, or IPO. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary business technology or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2015, we had $29.6 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, in each case subject to certain exceptions. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with

PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.

Our ability to compete is highly dependent on demonstrating the benefits of our Lumivascular platform to physicians, hospitals and patients.

In order to generate sales, we must be able to clearly demonstrate that our Lumivascular platform is both a more effective treatment system and more cost-effective than the alternatives offered by our competitors. If we are unable to convince physicians that our Lumivascular platform leads to significantly lower rates of restenosis, or narrowing of the artery, and leads to fewer adverse events during treatment than those using competing technologies, our business will suffer. In order to use Pantheris or our Ocelot family of catheters, hospitals must make an investment in our Lightbox. Accordingly, we must convince hospitals and physicians that our Lumivascular platform results in significantly better patient outcomes at a competitive overall cost. For example, we may need to demonstrate that the investment hospitals must make when purchasing our Lightbox and the incremental costs of having a technician or a second physician operate Pantheris can be justified based on the benefits to patients, physicians and hospitals. If we are unable to develop robust clinical data to support these claims we will be unable to convince hospitals and third-party payors of these benefits and our business will suffer.

Our value proposition to physicians and hospitals is largely dependent upon our contention that the rate of arterial damage when physicians are using our products is lower than with competing products. If minimizing arterial damage does not significantly impact patient outcomes, meaning either (i) that restenosis is often triggered without disrupting healthy arterial structures, or (ii) arteries can be damaged during treatment without triggering restenosis, then we may be unable to demonstrate our Lumivascular platform’s benefits are any different than competing technologies. Furthermore, physicians may find our imaging system difficult to use and we may not be able to provide physicians with adequate training to be able to realize the benefits of our Lumivascular platform. If physicians do not value the benefits of on-board imaging and the enhanced visualization enabled by our products during an endovascular intervention as compared to our competitor’s products, or do not believe that such benefits improve clinical outcomes, our Lumivascular platform products may not be widely adopted.

The use, misuse or off-label use of the products in our Lumivascular platform may result in injuries that lead to product liability suits, which could be costly to our business.

We require limited training in the use of our Lumivascular platform products because we market primarily to physicians who are experienced in the interventional techniques required to use our device. If demand for our Lumivascular platform continues to grow, less experienced physicians will likely use the devices, potentially leading to more injury and an increased risk of product liability claims. The use or misuse of our Lumivascular platform products has in the past resulted, and may in the future result, in complications, including damage to the treated artery, infection, internal bleeding, and limb loss, potentially leading to product liability claims. Our Lumivascular platform products are contraindicated for use in the carotid, cerebral, coronary, iliac, or renal arteries. Our sales force does not promote the use of our products for off-label indications, and our U.S. instructions for use specify that our Lumivascular platform products are not intended for use in the carotid, cerebral, coronary, iliac or renal arteries. However, we cannot prevent a physician from using our Lumivascular platform products for these off-label applications. The application of our Lumivascular platform products to coronary arteries, as opposed to peripheral arteries, is more likely to result in complications that have serious consequences. For example, if excised plaque were not captured properly in our device, it could be carried by the bloodstream to a more narrow location, blocking a coronary artery, leading to a heart attack, or blocking an artery to the brain, leading to a stroke. If our Lumivascular platform products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation initiated by our customers or their patients. Product liability claims are especially prevalent in the medical device industry and could harm our reputation, divert management’s attention from our core business, be expensive to defend and may result in sizable damage awards against us. Although we maintain product liability insurance, the amount or breadth of our coverage may not be adequate for the claims that are made against us.

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

Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operations and use of our Lumivascular platform products. Medical malpractice carriers are also withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our Lumivascular platform products and potential customers may opt against purchasing our Lumivascular platform products due to the cost or inability to procure insurance coverage.

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

Our products compete with a variety of products and devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon markets include Abbott Laboratories, Boston Scientific, Cardinal Health, Cook Medical, CR Bard and Medtronic. Competitors in the atherectomy market include Boston Scientific, Cardiovascular Systems, Medtronic, Philips and Spectranetics. Some competitors have previously attempted to combine intravascular imaging with atherectomy and may have current programs underway to do so. These and other companies may attempt to incorporate on-board visualization into their products in the future and may remain competitive with us in marketing traditional technologies. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our products. Many of our competitors have significantly greater financial and other resources than we do and have well-established reputations, as well as broader product offerings and worldwide distribution channels that are significantly larger and more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

Clinical development is a long, expensive, and uncertain process and is subject to delays and the risk that products may ultimately prove unsafe or ineffective in treating the indications for which they are designed. Completion of clinical trials may take several years or more and failure of the trial can occur at any time. We cannot provide any assurance that our clinical trials will meet their primary endpoints or that such trials or their results will be accepted by the FDA or foreign regulatory authorities. Even if we achieve positive early or preliminary results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not indicate success in later trials. Many companies in the medical device industry have suffered significant setbacks in late-stage clinical trials, even after receiving promising results in earlier trials or in the preliminary results from these late-stage clinical trials.

We may experience numerous unforeseen events during, or because of, the clinical trial process that could delay or prevent us from receiving regulatory clearance or approval for new products or modifications of existing products, including new indications for existing products, including:

•                  negative or inconclusive results that may cause us to decide, or regulators may require us, to conduct additional clinical and/or preclinical testing which may be expensive and time consuming;

•                  trial results that do  not meet the level of statistical significance required by the FDA or other regulatory authorities;

•                  findings by the FDA or similar foreign regulatory authorities that the product is not sufficiently safe for investigational use in humans;

•                  interpretations of data from preclinical testing and clinical testing by the FDA or similar foreign regulatory authorities  that may be different from our own;

•                  delays or failure to obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities;

•                  delays in obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•                  findings by the FDA or similar foreign regulatory authorities  that our or our suppliers’ manufacturing processes or facilities are unsatisfactory;

•                  changes in the review policies of the FDA or similar foreign regulatory authorities or the adoption of new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;

•                  trouble in managing multiple clinical sites;

•                  delays in agreeing on acceptable terms with third-party research organizations and trial sites that may help us conduct the clinical trials; and

•                  the suspension or termination by us, or regulators, of our clinical trials because the participating patients are being exposed to unacceptable health risks.

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

We have no long-term data regarding the safety and efficacy of our Lumivascular platform products, including Pantheris. Any long-term data that is generated by clinical trials involving our Lumivascular platform may not be positive or consistent with our short-term data, which would harm our ability to obtain clearance to market and sell our products.

Our Lumivascular platform is a novel system, and our success depends on its acceptance by the medical community as being safe and effective, and improving clinical outcomes. Important factors upon which the efficacy of our Lumivascular platform products, including Pantheris, will be measured are long-term data on the rate of restenosis following our procedure, and the corresponding duration of patency, or openness of the artery, and publication of that data in peer-reviewed journals. Another important factor that physicians will consider is the rate of reintervention, or retreatment, following the use of our Lumivascular platform products. The long-term clinical benefits of procedures that use our Lumivascular platform products, including Pantheris, are not known.

The results of short-term clinical experience of our Lumivascular platform products, including Pantheris, do not necessarily predict long-term clinical benefit. Restenosis rates typically increase over time. We believe that physicians will compare the rates of long-term restenosis and reintervention for procedures using our Lumivascular platform products against alternative procedures, such as angioplasty, stenting, bypass surgery and other atherectomy procedures. If the long-term rates of restenosis and reintervention do not meet physicians’ expectations, our Lumivascular platform products may not become widely adopted and physicians may recommend alternative treatments for their patients. Another significant factor that physicians will consider is acute safety data on complications that occur during the use of our Lumivascular platform products. If the results obtained from any post-market studies that we conduct or post-clearance surveillance indicate that the use of our Lumivascular platform products are not as safe or effective as other treatment options or as current short-term data would suggest, adoption of our product may suffer and our business would be harmed. Even if we believe the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our products will vary. Physicians who are technically proficient participate in our clinical trials and are high-volume users of our Lumivascular platform products. Consequently, the results of our clinical trials and their experiences using our products may lead to better patient outcomes than those of physicians that are less proficient, perform fewer procedures or who use our products infrequently.

Our ability to market our current products in the United States is limited to use in peripheral vessels, and if we want to market our products for other uses, we will need to file for FDA clearances or approvals and may need to conduct trials  to support expanded use, which would be expensive, time-consuming and may not be successful.

Our current products are cleared in the United States only for crossing sub-total and chronic total occlusions and for performing atherectomy in the peripheral vasculature. These clearances prohibit our ability to market or advertise our products for any other indication within the peripheral vasculature, which restricts our ability to sell these products and could affect our growth. Additionally, our products are contraindicated for use in the cerebral, carotid, coronary, iliac, and renal arteries. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We are not allowed to actively promote or advertise our products for off-label uses. In addition, we cannot make comparative claims regarding the use of our products against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to FDA warnings or enforcement action by the FDA and other government agencies. In the future, if we want to market a variation of Ocelot or Pantheris in the United States for use in coronary arteries, we will need to make modifications to these products, conduct further clinical trials and obtain new clearances or approvals from the FDA. There can be no assurance that we will successfully develop these modifications, that future clinical studies will be successful or that the expense of these activities will be offset by additional revenues.

The continuing development of many of our products, including Pantheris, depends upon maintaining strong working relationships with physicians.

The development, marketing, and sale of our products, including Pantheris, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the OIG, the Department of Justice, or DOJ, state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business.

If we fail to grow our sales and marketing capabilities and develop widespread brand awareness cost effectively, our growth will be impeded and our business may suffer.

We plan to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our Lumivascular platform, and on applicable federal and state laws and regulations and our internal policies and procedures, requires significant time, expense and attention. It could take several months before any new sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

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

Any growth that we experience in the future could provide challenges to our organization, requiring us to expand our sales personnel and manufacturing operations and general and administrative infrastructure. We expect to continue to grow our sales force and manufacturing infrastructure. Rapid expansion in personnel could mean that less experienced people produce and sell our products, which could result in inefficiencies and unanticipated costs and disruptions to our operations.

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

•                  we have limited experience in complying with the FDA’s QSR, which applies to the manufacture of our Lumivascular platform products; and

•                  to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for our manufacturing operations.

If we are unable to keep up with demand for our Lumivascular platform products, our revenues could be impaired, market acceptance for our Lumivascular platform products could be harmed and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our Lumivascular platform products would materially harm our business.

Our manufacturing facilities and processes and those of our third-party suppliers are subject to unannounced FDA and state regulatory inspections for compliance with QSR. Developing and maintaining a compliant quality system is time consuming and expensive. Failure to maintain, or not fully comply with the requirements of, a quality system could result in regulatory authorities initiating enforcement actions against us and our third-party suppliers, which could include the issuance of warning letters, seizures, prohibitions on product sales, recalls and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and impair our financial results.

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

•                  inability of the manufacturer or supplier to comply with QSR as enforced by the FDA and state regulatory authorities;

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

We rely on single and limited source suppliers for several of our components and sub-assemblies. For example, we rely on single vendors for our optical fiber and drive cables that are key components of our catheters, and we rely on a single vendor for our data acquisition card in Lightbox. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components or sub-assemblies incorporated into our products would limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations.

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

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Our employees may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. In particular, our founder and Executive Chairman, Dr. John Simpson, is the visionary behind many of our product development activities and he actively supports our clinical trials and physician education and training efforts. If Dr. Simpson was no longer working at our company, our industry credibility, product development efforts and physician relationships would be harmed. We do not currently maintain key person life insurance policies on any of our employees, including Dr. Simpson.

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

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $171.2 million and $161.2 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2015 for state purposes. We may use these NOLs to offset against taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. This offering or future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause an “ownership change.” If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability.

The forecasts of market growth included in this Annual Report on Form10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, if at all.

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

Even if these markets experience the forecasted growth described in this Annual Report on Form 10-K, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including whether the market for PAD treatments continues to grow, our ability to successfully commercialize Pantheris, the rate of market acceptance of our Lumivascular platform products versus the products of our competitors and our success in implementing our business strategies, each of which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2015, we held six issued U.S. patents and had 20 U.S. utility patent applications and 3 PCT applications pending. As of December 31, 2015, we also had 10 issued patents outside of the United States. As of December 31, 2015, we had 39 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

•                  laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;

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

In addition, we are required to timely file various reports with the FDA, including reports required by the MDRs that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. For example, to date we have submitted to the FDA five MDRs regarding our Ocelot family of catheters, which included four perforations and one related to removal of the guidewire coating.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

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

Material modifications to the intended use or technological characteristics of our Lumivascular platform products will require new 510(k) clearances or premarket approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on published FDA guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our Lumivascular platform products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our Lumivascular platform products in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our Lumivascular platform products as modified, which could harm our operating results and require us to redesign our Lumivascular platform products. In these circumstances, we may be subject to significant enforcement actions. We plan to make further modifications to the design of Pantheris to enhance cutting efficiency and access smaller vessels. Future versions of Pantheris incorporating these enhancements may require additional regulatory clearances or approvals.

If we or our suppliers fail to comply with the FDA’s QSR, our manufacturing operations could be delayed or shut down and Lumivascular platform sales could suffer.

Our manufacturing processes and those of our third-party suppliers are required to comply with the FDA’s QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our Lumivascular platform products. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenues to decline.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2013 and in 2015 and found zero non-conformances. We can provide no assurance that we will continue to remain in compliance with the QSR. If the FDA, CDHS or BSI inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, was enacted in 2010. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, imposed an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties. Effective January 1, 2016, the excise tax of 2.3% on the sale of medical devices has been suspended for two years.

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

•                  the Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the HHS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•                  HIPAA, as amended by the HITECH Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These disclosure requirements require ongoing due diligence efforts and disclosure obligations. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our ongoing implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We may face reputational harm if we determine that certain of our components contain minerals not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid using such materials. Reputational harm could adversely affect our business, financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has fluctuated since our IPO and is likely to continue to fluctuate substantially. As a result of this price fluctuation, investors may experience losses on their investments in our stock. In addition, the development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, including by our existing stockholders, could cause our stock price to fall.

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

We maintain a shelf registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units, subscription rights or debt securities. We have also established, and may in the future establish, “at-the-market” offerings pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement.  The Registration Statement has not yet been declared effective by the SEC. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG.  Once the Registration Statement is declared effective by the SEC, shares held by CRG may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of February 29, 2016, our directors, officers and their affiliates collectively control approximately 30.5% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for our IPO, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2013 and 2012. The material weakness we identified related to not maintaining sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.

The actions we have taken to remediate the material weakness are subject to continued review, supported by confirmation and testing by management as well as audit committee oversight. While we have remediated this weakness, we cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness or significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The NASDAQ Global Market and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations have increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Our management and other personnel now need to devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decline.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non- affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. In addition, our Loan Agreement with CRG prohibits us from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our common stock after our stock price appreciates.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We maintain our principal executive offices, comprising 44,200 square feet in two buildings in Redwood City, California, under a lease agreement that expires in November 2019. We have the option to extend the lease through November 2022. Our facility houses our research and development, sales, marketing, manufacturing, finance and administrative activities. We believe that our current facilities are adequate for our current and anticipated future needs through at least 2017.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

Our common stock began trading on The NASDAQ Global Market on January 30, 2015 and trades under the symbol “AVGR”. Prior to January 30, 2015, there was no public market for our common stock. In our IPO, our common stock priced at $13.00 per share on January 29, 2015. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	Low	High
Fiscal Year ending December 31, 2015
First Quarter (beginning January 30, 2015)	$10.00	$13.32
Second Quarter	$10.50	$13.15
Third Quarter	$12.52	$16.45
Fourth Quarter	$14.67	$24.75

On March 7, 2016, the last reported sale price of our common stock as reported on The NASDAQ Global Market was $12.96 per share.

HOLDERS OF RECORD

As of March 7, 2016, there were 12,692,189 shares of our common stock held by 236 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Medical Equipment Index for the period from January 30, 2015 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $13.50 on January 30, 2015 and in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index on January 30, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	January 30, 2015	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Avinger, Inc.	AVGR	$100.00	$82.15	$95.63	$108.96	$168.22
NASDAQ Composite Index	IXIC	$100.00	$106.00	$108.15	$100.49	$109.24
NASDAQ Medical Equipment	NQUSB4535T	$100.00	$108.12	$105.82	$97.45	$108.78

DIVIDEND POLICY

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our Loan Agreement with CRG prohibits us from paying any dividends or making any other distribution or payment on account of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of our equity compensation plans have been approved by our stockholders. The equity compensation plans are described in Notes 12 and 13 to our financial statements included in this Annual Report on Form 10-K. The following table provides information as of December 31, 2015, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securites Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	5,643,434	$9.53	884,509

(1)   Includes the following plans: our 2009 Stock Plan, our 2015 Equity Incentive Plan and our 2015 Employee Stock Purchase Plan. Our 2015 Equity Incentive Plan provides that on the first day of each fiscal year commencing in fiscal year 2016, the number of shares authorized for issuance under the 2015 Plan is automatically increased by a number equal to the lesser of (i) 1,690,000 shares of common stock, (ii) 5.0% of the aggregate number of shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors. Our 2015 Employee Stock Purchase Plan provides that on the first day of each fiscal year commencing in fiscal year 2016 the number of shares authorized for issuance under our 2015 Employee Stock Purchase Plan is automatically increased by a number equal to the lesser of (i) 493,000 shares of common stock, (ii) 1.5% of the aggregate number of shares of common stock outstanding on such date, or (iii) an amount determined by our board of directors or a duly authorized committee of our board of directors.

(2)   The weighted average exercise price does not take into account outstanding restricted stock, or RSUs, which have no exercise price.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2015 other than those transactions previously reported to the SEC on our Current Reports on Form 8-K.

USE OF PROCEEDS FROM PUBLIC OFFERING OF COMMON STOCK

Our IPO of 5,000,000 shares of common stock was effected through a registration statement on Form S-1 (File No. 333-201322), which was declared effective on January 29, 2015. Our IPO closed on February 4, 2015 and resulted in net proceeds of approximately $56.9 million, after deducting underwriting discounts and commissions of approximately $4.5 million and other expenses of approximately $3.6 million. No payments for such expenses were made directly or indirectly to any of our officers or directors or to persons owning 10% or more of our common stock.

Canaccord Genuity Inc., Cowen and Company, LLC, Oppenheimer & Co. Inc., BTIG, LLC and Stephens Inc. acted as the underwriters. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 30, 2015 pursuant to Rule 424(b) of the Securities Act.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial data together with the section of this Annual Report on Form 10-K entitled “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in the future or any other period.

Statements of Operations Data:

	Year Ended
	December 31,
	2015	2014	2013	2012
	(in thousands, except per share data)
Revenues	$10,713	$11,213	$12,964	$8,560
Cost of revenues	6,478	6,513	8,205	4,151
Gross profit	4,235	4,700	4,759	4,409

Operating expenses:
Research and development	15,694	11,224	15,973	15,416
Selling, general and administrative	29,231	18,503	25,758	22,848
Total operating expenses	44,925	29,727	41,731	38,264
Loss from operations	(40,690)	(25,027)	(36,972)	(33,855)

Interest income (expense), net	(5,127)	(6,014)	(2,923)	19
Other income (expense), net	(1,527)	(909)	5	(19)
Loss before provision for income taxes	(47,344)	(31,950)	(39,890)	(33,855)
Provision for income taxes	—	14	11	9
Net loss and comprehensive loss	(47,344)	(31,964)	(39,901)	(33,864)
Adjustment to net loss resulting from convertible preferred stock modification	(2,384)	—	—	—
Net loss and comprehensive loss attributable to common stockholders	$(49,728)	$(31,964)	$(39,901)	$(33,864)

Net loss attributable to common stockholders per share, basic and diluted	$(4.38)	$(132.63)	$(170.52)	$(162.03)

Weighted average common shares used to compute net loss per share, basic and diluted	11,362	241	234	209

Balance Sheets Data:

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$43,059	$12,316	$12,221	$20,617
Working capital	43,576	9,917	15,734	22,462
Total assets	54,104	24,437	24,508	30,324
Long-term borrowings	29,565	18,228	19,622	—
Convertible notes and accrued interest	—	8,609	13,661	—
Convertible preferred stock	—	132,260	99,654	99,659
Accumulated deficit	(196,261)	(146,533)	(114,569)	(74,668)
Total stockholders’ equity (deficit)	15,589	(143,868)	(112,782)	(73,644)

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

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to area away from the heart, particularly the pelvis and legs. Our mission is to dramatically improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select European markets. Our current products include our Lightbox imaging console, as well as our Wildcat, Kittycat, and the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. In October 2015, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris, and we received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the U.S. and select European countries promptly thereafter. We believe that Pantheris will significantly enhance our market opportunity within PAD and can expand the overall addressable market for PAD endovascular procedures.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION will also allow us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. We have recently commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select European countries, after obtaining the required marketing authorizations.

We focus our direct sales force, marketing efforts and promotional activities on interventional cardiologists, vascular surgeons and interventional radiologists. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. Although our sales and marketing efforts are directed at these physicians because they are the primary users of our technology, we consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. We are designing future products to be compatible with our Lumivascular platform, which we expect to enhance the value proposition for hospitals to invest in our technology. We also believe that Pantheris will qualify for existing reimbursement codes currently utilized by other atherectomy products, further facilitating adoption of our products.

Prior to the introduction of our Lumivascular platform our non-imaging catheter products were manufactured by third parties. All of our products are now manufactured in-house at our facilities in Redwood City, California using components and sub-assemblies manufactured both in-house and by outside vendors. We expect our current manufacturing facility will be sufficient to meet our anticipated growth through at least 2017. We assemble all of our products at our manufacturing facility, but certain critical processes such as coating and sterilization are done by outside vendors.

We began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $10.7 million in 2015, $11.2 million in 2014 and $13.0 million in 2013. During the years ended December 31, 2015, 2014 and 2013, our net loss was $47.3 million, $32.0 million and $39.9 million, respectively. We have not been profitable since inception and as of December 31, 2015, our accumulated deficit was $196.3 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we may borrow up to $50.0 million on or before March 29, 2017. We borrowed $30.0 million on September 22, 2015. Upon FDA approval of our 510(k) for Pantheris we became eligible to borrow an additional $10.0 million, on or prior to June 30, 2016. We may also borrow an additional $10.0 million, on or prior to March 29, 2017, contingent on achieving certain revenue milestones, among other conditions. Contemporaneous with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the securities purchase agreement, we were obligated to file a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into a Sales Agreement with Cowen and Company, or Cowen, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million.  The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement has not yet been declared effective by the SEC and no shares of common stock have been sold under the agreement with Cowen to date.

During the third and fourth quarters of 2013, we effected a reduction in force, lowering our total headcount from 168 employees at June 30, 2013 to 115 employees at December 31, 2013. We implemented this reduction to better align resource utilization with our corporate strategy as we transitioned our focus from non-imaging products to Lumivascular platform products, including Pantheris.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select European markets. We expect our revenues to increase as we continue to expand our sales and marketing infrastructure and introduce new Lumivascular platform products including Pantheris. No single customer accounted for more than 10% of our revenues during 2015, 2014 or 2013.

We expect our revenues to increase in 2016 as we commence sales of Pantheris in the United States. However, revenues may fluctuate from quarter-to-quarter due to a variety of factors including capital equipment purchasing patterns that are typically heavier towards the end of the calendar year and lighter in the first quarter. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients.

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

We calculate gross margin as gross profit divided by revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. In the future, we may seek to manufacture certain of our products outside the United States to further reduce costs. Our gross margin will likely fluctuate from quarter to quarter as we continue to introduce new products and sales channels, and as we adopt new manufacturing processes and technologies.

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

Selling, General and Administrative Expenses

Our sales organization is divided into two primary roles, one focused on sale and use of our disposable catheters and the other focused on sale and service of our Lightbox console. Our current sales efforts focus on establishing new Lumivascular platform sites by marketing our products to physicians and hospital administrators. Additionally, we seek to increase the use of our Lumivascular platform products by our current customers through case coverage, clinical training and other programs.

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, a 2.3% tax on U.S. sales of medical devices, general corporate expenses and allocated facilities-related expenses. Effective January 1, 2016, the excise tax of 2.3% on U.S sales of medical devices has been suspended for two years. We expect to continue to grow our sales force in order to support current customers and attract new users of our Lumivascular platform products. We believe that expanding our U.S. sales infrastructure and establishing distributor relationships in select regions outside the United States will drive further adoption of our Lumivascular platform. We expect SG&A expenses to continue to increase in absolute dollars but decrease as a percentage of revenues through at least 2016, as we expand our infrastructure to drive and support anticipated growth in revenues.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consisted of gains and losses resulting from the remeasurement of the fair value of our common stock warrant liability and the compound embedded derivative instrument associated with our convertible promissory notes, or the notes, which were repaid in full in September 2015, and the loss on the extinguishment of the notes. We continued to record adjustments to the estimated fair value of the common stock warrants until the Series E preferred stock issuance in September 2014, upon which the common stock warrant exercise price was fixed at $12.60 per share. At that time we re-evaluated the terms of the common stock warrants and determined that the common stock warrants issued with the convertible notes met the requirements for equity classification and the fair value of the warrant liability was reclassified to additional paid-in capital. We continued to record adjustments to the estimated fair value of the compound embedded derivative instrument associated with the notes until the notes were repaid in September 2015. Upon extinguishment of the notes, the associated current fair value of the embedded derivative asset was expensed to other income (expense), net.  Additionally, for the year ended December 31, 2015, other income (expense), net includes charges to reflect the carrying value of our ongoing royalty obligation to PDL Biopharma, or PDL.

Results of Operations:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Revenues	$10,713	$11,213	$12,964
Cost of revenues	6,478	6,513	8,205
Gross profit	4,235	4,700	4,759
Gross margin	40%	42%	37%

Operating expenses:
Research and development	15,694	11,224	15,973
Selling, general and administrative	29,231	18,503	25,758
Total operating expenses	44,925	29,727	41,731
Loss from operations	(40,690)	(25,027)	(36,972)

Interest income (expense), net	(5,127)	(6,014)	(2,923)
Other income (expense), net	(1,527)	(909)	5
Loss before provision for income taxes	(47,344)	(31,950)	(39,890)
Provision for income taxes	—	14	11
Net loss and comprehensive loss	$(47,344)	$(31,964)	$(39,901)

Comparison of Years Ended December 31, 2015 and 2014

Revenues.  Revenues decreased $0.5 million, or 4%, to $10.7 million during the year ended December 31, 2015, compared to $11.2 million during the year ended December 31, 2014. For the year ended December 31, 2015, sales of our Lightbox imaging console increased by 6% to $4.1 million while sales of our disposable catheters decreased by 10% to $6.6 million. The decrease in disposable catheter revenues in 2015 and changes in revenue mix related to our continuing commercial focus on our Lumivascular programs to broaden physician exposure to optical coherence tomography, or (OCT, image interpretation and building the installed base of the Lightbox imaging console prior to the commercial launch of Pantheris, which began in March 2016.

Cost of Revenues and Gross Margin.  Cost of revenues of $6.5 million during the year ended December 31, 2015, were unchanged compared to the year ended December 31, 2014. Gross margin for the year ended December 31, 2015 was 40%, compared to 42% during the year ended December 31, 2014. This decrease was primarily attributable to increases in manufacturing overhead costs as we invested in operational infrastructure to support anticipated growth and the commercial launch of Pantheris.

Research and Development Expenses.  R&D expenses increased $4.5 million, or 40%, to $15.7 million during the year ended December 31, 2015, compared to $11.2 million during the year ended December 31, 2014. This increase was primarily due to a $3.8 million increase in personnel-related expenses and an increase of $1.0 million in outside services, partially offset by a decrease of $0.4 million in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $2.5 million compared to $0.2 million for the year ended December 31, 2015 and 2014, respectively. The remaining increase in personnel-related expenses and increase in outside services were attributable to our VISION clinical trial.

Selling, General and Administrative Expenses.  SG&A expenses increased $10.7 million, or 58%, to $29.2 million during the year ended December 31, 2015, compared to $18.5 million during the year ended December 31, 2014. This increase was primarily due to a $7.7 million increase in personnel-related expenses and an increase of $3.0 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $3.1 million compared to $0.4 million for the year ended December 31, 2015 and 2014, respectively. Increases in our consulting, legal and professional fees were associated with the audit and reviews of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net decreased $0.9 million, or 15%, to an expense of $5.1 million during the year ended December 31, 2015, compared to an expense of $6.0 million during the year ended December 31, 2014. This decreased expense was attributable to the conversion of certain of our then-outstanding notes into shares of Series E preferred stock during the third and fourth quarter of 2014.

Other Income (Expense), Net.  Other income (expense), net increased $0.6 million, or 68%, to an expense of $1.5 million during the year ended December 31, 2015, compared to an expense of $0.9 million during the year ended December 31, 2014. Other expense for the year ended December 31, 2015, was primarily attributable to the reversal of the current fair value of the embedded derivative asset of $1.1 million upon the repayment of our notes in September 2015, expense of $0.9 million to reflect the carrying value of our ongoing royalty obligation to PDL and non-cash charges related to the amortization of debt discount and issuance costs associated with the notes and the credit agreement upon their repayment in September 2015, partially offset by the remeasurement of the fair value of the derivative instruments associated with our notes through the date of their repayment. During the year ended December 31, 2014, other expense was primarily attributable to the $1.2 million loss on the extinguishment of certain of our then-outstanding notes that were converted into Series E preferred stock in September 2014, partially offset by the remeasurement of the fair value of our common stock warrant liability through the issuance of the Series E preferred stock in September 2014, and the derivative instruments associated with such notes which were accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date.

Comparison of Years Ended December 31, 2014 and 2013

Revenues.  Revenues decreased $1.8 million, or 14%, to $11.2 million during the year ended December 31, 2014, compared to $13.0 million during the year ended December 31, 2013. For the year ended December 31, 2014, sales of our Lightbox imaging console increased by $1.1 million, or 37%, to $3.9 million while sales of our disposable catheters decreased by $2.8 million, or 28%, to $7.3 million. The decrease in total revenues in 2014 and changes in revenue mix related to strategic decisions made in the fourth quarter of 2013 to focus commercial efforts on its Lumivascular programs to broaden physician exposure to OCT image interpretation and build the installed base of the Lightbox imaging console.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $1.7 million, or 21%, to $6.5 million during the year ended December 31, 2014, compared to $8.2 million during the year ended December 31, 2013. This decrease was attributable to the decrease in revenues from sales of our Wildcat and Kittycat non-imaging catheters, as well as a decrease in personnel-related expenses associated with our headcount reduction during the third and fourth quarters of 2013. Gross margin for the year ended December 31, 2014 was 42%, up from 37% during the year ended December 31, 2013. This increase was primarily attributable to the growth in sales of our Lightbox imaging console.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $43.1 million and an accumulated deficit of $196.3 million, compared to cash and cash equivalents of $12.3 million and an accumulated deficit of $146.5 million as of December 31, 2014. We currently believe our existing cash and cash equivalents, expected revenues, debt financing currently available under our Loan Agreement with CRG and the net proceeds from the follow-on offering we intend to conduct whereby we may issue and sell shares of common stock having an aggregate value of up to $50.0 million, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through our follow-on offering or in separate financings, or sell additional debt securities or obtain an additional credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placements of preferred stock, debt financing agreements and our IPO. In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and drawn down by us. Of the remaining $20.0 million, $10.0 million is currently available to us until June 30, 2016 and the remaining $10.0 million is contingent on the achievement of certain net revenue milestones prior to December 31, 2016, and if such milestones are achieved, the remaining amount may be drawn down until March 29, 2017. As of December 31, 2015, we had $29.6 million outstanding under the Loan Agreement. See section titled “Contractual Obligations.”

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an at-the-market offering.   The shelf registration statement has not yet been declared effective by the Securities and Exchange Commission, or SEC.  Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds.  The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary.  Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold.

If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and scale back our business and operations.

Cash Flows

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,883)	$(21,801)	$(40,655)
Investing activities	(322)	(117)	(496)
Financing activities	71,948	22,013	32,755
Net (decrease) increase in cash and cash equivalents	$30,743	$95	$(8,396)

Net Cash Used in Operating Activities

Net cash used in operating activities for 2015 was $40.9 million, consisting primarily of a net loss of $47.3 million and an increase in net operating assets of $3.3 million, partially offset by non-cash charges of $9.7 million. The increase in net operating assets was primarily due to an increase in inventories and in prepaids and other current assets, decreases in accrued expenses and other current liabilities due to timing of payments relating to our IPO costs, and decreases in other liabilities related to the repayment of accrued interest on our notes, partially offset by an increase in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with PDL and its repayment, and the reversal of the current fair value of the embedded derivative asset upon repayment of the notes, partially offset by the change in fair value of the embedded compound derivative associated with the notes through the repayment date.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in 2015 was $0.3 million consisting of purchases of property and equipment of $0.6 million, partially offset by $0.3 million from the release of a restriction against our cash. Net cash used in investing activities in 2014 and 2013 was $0.1 million and $0.5 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2015 was $71.9 million, consisting of net proceeds of $58.7 million from the issuance of common stock related to our IPO, net proceeds of $6.2 million from the issuance of our Series E preferred stock, net proceeds of $5.5 million from the issuance of our common stock and net proceeds of $29.1 million from the debt financing under the Loan Agreement with CRG, partially offset by the payment of $27.6 million to retire our debt with PDL and outstanding notes. As of December 31, 2014, cash paid for deferred IPO costs was $1.8 million.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, our ongoing royalty obligations with PDL, our Loan Agreement with CRG and non-cancellable purchase commitments. The following table sets out, as of December 31, 2015, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,060	$—	$—	$—	$1,060
Capital lease obligations	19	22	—	—	41
Ongoing royalty obligations with PDL	1,220	1,693	—	—	2,913
CRG Loan	—	—	26,199	8,733	34,932
Noncancellable purchase commitments	4,347	—	—	—	4,347
	$6,646	$1,715	$26,199	$8,733	$43,293

In March 2016, we amended our facility operating lease to extend the lease term for a period of three years from December 1, 2016, until November 30, 2019. Under the terms of the amended facility lease agreement, we are obligated to pay approximately $5.7 million in lease payments through November 2019 over the term of the amended agreement.

Our contractual obligations have not otherwise significantly changed from December 31, 2015.

CRG

In September 2015, we entered into a Loan Agreement with CRG, under which we may borrow up to $50.0 million in principal amount from CRG on or before December 31, 2016. We borrowed $30.0 million on September 22, 2015. Upon FDA approval of our 510(k) for Pantheris, we became eligible to borrow an additional $10.0 million in principal amount, on or prior to June 30, 2016. We may borrow the final $10.0 million, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, we may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind, or PIK, for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

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

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we must achieve minimum revenue of $7.0 million in 2015, with the target minimum revenue increasing in each year thereafter until reaching $70,000,000 in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We were in compliance with the covenants under the Loan Agreement as of December 31, 2015.

We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding debt with PDL and to retire the principal and accrued interest underlying our outstanding notes, which are described below.

Convertible Promissory Notes

On October 29, 2013, we entered into a Note and Warrant Purchase Agreement, or the Convertible Note Agreement, with certain existing preferred stockholders, third-parties and employees for the issuance of convertible notes up to an aggregate principal amount of $25.0 million. Under the terms of the Convertible Note Agreement, we issued convertible notes, or the notes, in October and November 2013 for total proceeds of $13.5 million and in May and July 2014 for total proceeds of $4.7 million. We are required to pay interest under the notes at a rate equal to 30-day LIBOR, plus 6% per annum subject to a minimum internal rate of return of 20% per annum. The principal and accrued interest thereon was to mature on the earlier of: (i) October 29, 2018, (ii) an event of default or (iii) a change of control event.

In September 2015, in connection with the consummation of the Loan Agreement, we repaid all principal and accrued interest outstanding under the notes.

Lease Agreement

We lease our headquarters in Redwood City, California pursuant to a lease agreement with HCP LS Redwood City dated July 30, 2010, as amended by the First Amendment to Lease dated September 30, 2011 and the Second Amendment to Lease dated March 4, 2016, collectively, the Amended Lease. The Amended Lease has a rental commencement date of December 1, 2011, a term of eight years and expires in November 2019. We have an additional option to extend the lease term for a period of three years. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term. The Amended Lease is for an aggregate of approximately 44,200 rentable square feet.

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

Following the retirement of the PDL debt, our royalty obligations under the PDL credit agreement continue and are payable through the maturity date at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts, starting at $65,000 per quarter in 2013 and increasing annually to $310,000 per quarter in 2018. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. We were in compliance with the covenants under the credit agreement as of December 31, 2015.

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

The following table summarizes the weighted average assumptions we used to determine the fair value of stock options:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	6.3	6.3	6.9
Expected volatility	49.8%	59.1%	52.1%
Risk-free interest rate	1.8%	1.8%	1.4%
Dividend rate	—	—	—

Fair Value of Common Stock.  Prior to completion of our IPO in January 2015, the fair value of the shares of our common stock underlying the stock options has historically been determined by our board of directors after considering independent third-party valuation reports. Because there had previously been no public market for our common stock, our board of directors determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our preferred stock, our operating and financial performance and the general and industry-specific economic outlook. Following the closing of our IPO in January 2015, the fair value of our common stock is determined based on the closing price of our common stock on The NASDAQ Global Market.

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

Expected Volatility.  Since there had previously been no public market for our common stock and lack of company specific historical volatility, we had determined the share price volatility for options granted based on an analysis of the volatility of a peer group of publicly traded companies. In evaluating similarity, we considered factors such as stage of development, risk profile, enterprise value and position within the industry. Following the closing of our IPO in January 2015, we supplement our available company historical volatility with the volatility of a peer group of publicly traded companies.

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

Compound Embedded Derivative

We have derivative instruments related to redemption features embedded within the notes. The compound embedded derivatives were accounted for as a liability at the inception of the obligation and are remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment recognized as other income (expense), net in the statement of operations and comprehensive loss. The fair value of the compound embedded derivative is determined based on an income approach that identified the cash flows using a “with-and-without” valuation methodology. The inputs used to determine estimated fair value of the derivative instruments include the probabilities of the underlying events triggering the embedded derivative and their timing. We continued to record adjustments to the estimated fair value of the compound embedded derivative associated with the notes until the notes were repaid in September 2015. The associated current fair value of the embedded derivative asset was expensed as a component of other income (expense), net in the statements of operations and comprehensive loss at that time.

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

Credit Risk

As of December 31, 2015, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. One and none of our customers represented more than 10% of our accounts receivable as of December 31, 2015 and 2014, respectively.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a separate section of this Annual Report on Form 10-K beginning on page 86 and is incorporated herein by reference.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.    OTHER INFORMATION

Lease Amendment

On March 4, 2016, we entered into the Second Amendment to Lease with HCP LS Redwood City, or the Second Amendment, which amended our facility lease agreement for our headquarters and manufacturing facility. The Second Amendment extends the lease term for a period of three years and has a rental commencement date of December 1, 2011, a term of eight years and expires in November 2019. Under the terms of the Second Amendment, we are obligated to pay approximately $5.7 million in base rent payments through November 2019.

Modification of Compensation Arrangements

The Compensation Committee of our Board of Directors, approved the modification of cash compensation arrangements, each effective January 1, 2016, for Matthew B. Ferguson, our Chief Business Officer and Chief Financial Officer, on March 3, 2016, and for John B. Simpson, our Executive Chairman, and Jeffrey M. Soinski, our Chief Executive Officer, on March 7, 2016. The cash compensation arrangement for each individual was modified as follows:

•                  Mr. Ferguson’s base salary was increased from $275,000 to $300,000 and his target bonus percentage was increased from 30% to 40%;

•      Dr. Simpson’s base salary was increased from $335,000 to $390,000 and his target bonus percentage was increased from 40% to 50%; and

•      Mr. Soinski’s base salary was increased from $375,000 to $390,000 and his target bonus percentage was increased from 40% to 50%.

The annual cash compensation of Mr. Ferguson, Dr. Simpson and Mr. Soinski, each as modified, will now be as follows:

Name	Position	Salary	Cash Bonus Target	Target Cash Compensation
Matthew B. Ferguson	Chief Business Officer and Chief Financial Officer	$300,000	$120,000	$420,000
John B. Simpson	Executive Chairman	$390,000	$195,000	$585,000
Jeffrey M. Soinski	Chief Executive Officer	$390,000	$195,000	$585,000

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth information, as of February 29, 2016, regarding our executive officers, directors and key employees.

Name	Age	Title
Jeffrey M. Soinski	54	President, Chief Executive Officer and Director
John B. Simpson, Ph.D., M.D.	72	Director and Executive Chairman of the Board of Directors
Matthew B. Ferguson	48	Chief Business Officer and Chief Financial Officer
Sougata Banerjee	49	Senior Vice President, Operations and Quality
Bart C. Beasley	47	Vice President, Marketing
Arjun M. Desai, M.D.	34	Chief Medical Officer
Daniel V. George	46	Vice President, Finance
Patricia A. Hevey	50	Vice President, Clinical, Quality & Regulatory Affairs
Himanshu N. Patel	56	Chief Technology Officer
Philip R. Preuss	38	Vice President, Strategy and Business Operations
Joseph Rafferty	58	Vice President, Sales
John D. Simpson	37	Vice President, Business Development
James G. Cullen(1)(2)(3)	73	Director
Thomas J. Fogarty(3)	82	Director
Donald A. Lucas(1)(2)(3)	53	Director
James B. McElwee(1)(2)(3)	63	Director

(1)                                 Member of the audit committee.

(2)                                 Member of the compensation committee.

(3)                                 Member of the nominating and governance committee.

Jeffrey M. Soinski has served as our President, Chief Executive Officer and a member of our Board of Directors since December 2014. From its formation in September 2009 until the acquisition of its Unisyn business by GE Healthcare in May 2013, Mr. Soinski served as Chief Executive Officer of Medical Imaging Holdings and its primary operating company Unisyn Medical Technologies, a national provider of technology-enabled products and services to the medical imaging industry. Mr. Soinski remains a Director of Medical Imaging Holdings and its remaining operating company Consensys Imaging Service. Mr. Soinski is also a director of Merriman Holdings, a capital market advisory and research, corporate and investment banking services company, since 2008. From July 2008 to June 2013, Mr. Soinski served periodically as a Special Venture Partner for Galen Partners, a leading healthcare-focused private equity firm, which has Medical Imaging Holdings as one of its portfolio companies. From 2001 until its acquisition by C.R. Bard in 2008, Mr. Soinski was President and CEO of Specialized Health Products International, a publicly-traded manufacturer and marketer of proprietary safety medical products.  Mr. Soinski served as a consultant to BLOXR Corporation, a venture-backed medical device company, from October 2013 until September 2014.  He has served on the board of directors of Merriman Holdings, parent of Merriman Capital, a San Francisco-based investment banking and brokerage firm, since 2008. Mr. Soinski holds a B.A. degree from Dartmouth College.

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

Matthew B. Ferguson has served as our Chief Business Officer and Chief Financial Officer since January 2011, and also as our Co-President from August 2012 to October 2013. From December 2009 to December 2010, Mr. Ferguson served as the Chief Financial Officer at Tethys Bioscience, a provider of molecular diagnostic tests for cardiometabolic conditions. From January 2008 to April 2009 he served as the Chief Financial Officer at Proteolix, a developer of novel drugs for the treatment of cancer and autoimmune diseases. Mr. Ferguson also served as the Chief Financial Officer and as Vice President of Finance and Business Development at FoxHollow Technologies. Mr. Ferguson holds a B.S. in Civil Engineering from Stanford University, an M.S. in Mechanical Engineering from the University of Pennsylvania and an M.B.A. from the University of California at Berkeley.

Sougata (Bunty) Banerjee joined out company in January 2012 and has served as our Senior Vice President of Operations and Quality since February 2015 and served as our Senior Vice President of Operations from January 2012 to January 2015. From November 2009 to January 2012, Mr. Banerjee was Vice President of Operations and Quality at Evalve where he oversaw the acquisition of Evalve by Abbott Laboratories in 2009 and led the post-acquisition integration and business expansion as Head of Operations at Abbott Vascular, Structural Heart. Prior to Evalve, Mr. Banerjee served as Plant Manager at Epicor, holding general management responsibilities including operations, quality, product development, finance, human resources, and providing leadership in product commercialization and new product introductions. Prior to Epicor, Mr. Banerjee held several operations leadership positions at several business units of Boston Scientific. Earlier in his career, Mr. Banerjee held various engineering positions at Crompton-Greaves, Caterpillar, and Larsen-Toubro. Mr. Banerjee received a B.S. in Electrical Engineering from Jadavpur University, India and an M.S. in Industrial Management from Clemson University.

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

Arjun M. Desai, M.D. joined our company in January 2012 and has served as our Chief Medical Officer since November 2013. From July 2010 to December 2011, Dr. Desai served as a consultant and advisor for Incline Therapeutics, developing the IONSYS transdermal fentanyl delivery system and for other companies. From 2008 to December 2011, Dr. Desai was a Staff Physician at Stanford University in the Department of Anesthesia where he completed his advanced anesthesia residency training. Dr. Desai continues to be affiliated with Stanford University. Dr. Desai has also served as a fellow in the United States House Policy Committee, advising members of Congress on healthcare legislation. Additionally, Dr. Desai represented the United States State Department and Rotary International as an Ambassador of Goodwill to Singapore where he led vaccine prophylaxis campaigns and lectured in the department of health economics at the National University of Singapore. Dr. Desai holds an M.D. from the University of Miami Miller School of Medicine and a B.A. in Economics from the University of Oklahoma.

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

Philip R. Preuss joined our company in August 2009 and has served as our Vice President, Strategy and Business Operations since April 2015. From September 2014 to March 2015 Mr. Preuss was our Vice President, Corporate Development and from September 2012 to August 2014, Mr. Preuss served as our Vice President, Finance and Corporate Development. Prior to joining our company, Mr. Preuss was a Manager of Business Development at another medical device company founded by Dr. Simpson. Mr. Preuss was also a Senior Associate of Corporate Development at FoxHollow Technologies, where he worked on internal strategic priorities and the exploration of external business opportunities. Before entering the medical device industry, Mr. Preuss held various roles in the financial services sector, and specifically within the field of equity research. Mr. Preuss holds an M.B.A. from the Kellogg School of Management and a B.A. in both Economics and History from Stanford University.

Joseph Rafferty has served as our Vice President, Sales since January 2016. Mr. Rafferty has more than 30 years of medical technology sales and marketing experience, primarily with peripheral vascular and coronary products and procedures. From June 2009 to December 2015, Mr. Rafferty served as President and Chief Executive Officer of National Medical Sales, an organization providing third-party commercialization services to emerging medical technology companies, primarily in the fields of peripheral and coronary interventional devices. From July 2007 to May 2009, Mr. Rafferty held the position of Vice President of Sales and later Vice President of Global Sales at Pathway Medical Technologies, Inc., a manufacturer of atherectomy systems to treat arterial disease.  Mr. Rafferty holds a B.S. in Journalism from Temple University.

John D. Simpson joined our company in August 2009 and has served as our Vice President, Business Development since April 2015. Prior to that, Mr. Simpson served as our Vice President, Sales from March 2014 to March 2015. He was also our Co-President from August 2012 to October 2013, our Chief Marketing Officer from August 2011 to July 2012 and our Vice President, Commercial Operations from August 2009 to July 2011. He also served as a member of our board of directors from December 2009 to January 2015. From 2001 to 2005, Mr. Simpson worked at FoxHollow Technologies in a Clinical Affairs, Sales and Marketing role. From 2005 to 2006, Mr. Simpson worked at Palo Alto Investors, an independent, privately held investment advisor. Mr. Simpson rejoined FoxHollow Technologies in 2006 where he worked in Corporate Development. Mr. Simpson is a Founder and the former Chief Executive Officer of Recreation, which is a full service creative, digital and media agency focused on brand strategy and implementation for life changing innovations. Mr. Simpson holds a B.A. in Sociology from Duke University.

James G. Cullen has served as a member of our board of directors since December 2014.  During the last five years, Mr. Cullen has held board and committee positions with various companies. Mr. Cullen is currently the non-executive Chairman of the board of Neustar, Inc., a neutral provider of real-time information services and analytics, a director and member of the investment and finance committees of Prudential Financial, non-executive Chairman of the Board of Agilent Technologies, and a director of Keysight Technologies. Mr. Cullen previously served as a director and chairman of the audit committee of Johnson & Johnson. From 1993 to 2000, Mr. Cullen was President, Vice Chairman and Chief Operating Officer of Bell Atlantic Corporation (now Verizon). From 1989 to 1993, he was President and Chief Executive Officer of Bell Atlantic-New Jersey. Mr. Cullen holds a B.A. in

Economics from Rutgers University and an M.S. in Management Science from the Massachusetts Institute of Technology.

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

Donald A. Lucas has served as a member of our board of directors since 2013 and has been an investor in our company since 2011. Mr. Lucas has been a venture capitalist since 1985, having invested in companies such as Oracle, Macromedia and Cadence Design alongside his father Donald L. Lucas. Mr. Lucas has sourced or led investments in companies such as Intuitive Surgical, Coulter Pharmaceutical, Dexcom, Infinera, Signifyd, Obalon Therapeutics, MD Insider, Palantir and Theranos. Mr. Lucas has served on the boards of Dexcom and the Silicon Valley Chapter of the JDRF and is a member of the UCSF Diabetes Center Leadership Council. Mr. Lucas holds a B.A. from Santa Clara University.

We believe Mr. Lucas is qualified to serve as a member of our board of directors because of his substantial corporate finance, business strategy and corporate development expertise gained from his significant experience in the venture capital industry, analyzing, investing in, serving on the boards of, and providing guidance to various technology companies.

James B. McElwee has served as a member of our board of directors since March 2011. Mr. McElwee serves as an independent venture capital investor since 2010. Mr. McElwee served as general partner of Weston Presidio, a private equity and venture capital firm, from 1992 to 2010. During his tenure as a general partner and member of the investment committee, Weston Presidio led the start up financing of JetBlue Airways and made investments in Fender Musical Instruments, The Coffee Connection, Guitar Center, Mapquest, Party City, Petzazz, RE/MAX, and others. Prior to Weston Presidio, Mr. McElwee was Senior Vice President of the Security Pacific Venture Capital Group and the founding Managing Director of its Menlo Park office where he was responsible for early private investments in Costco, Universal Health Services, Cypress Semiconductor, Aspect Telecommunications, Xilinx, MIPS Computer Systems, Harmonic, Microchip, Vitesse and others. Prior to entering the venture capital industry in 1979, Mr. McElwee was a Senior Consultant with Accenture working on a variety of clients in the retailing, healthcare and technology industries. Mr. McElwee holds a B.A. in Economics from Claremont McKenna College and an M.B.A. from the Wharton Graduate School of Business.

We believe Mr. McElwee is qualified to serve as a member of our board of directors because of his substantial corporate development and business strategy expertise gained in the venture capital industry.

Executive Officers

Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. John B. Simpson, the Executive Chairman of our board of directors, is the father of John D. Simpson, our Vice President, Business Development.

Board of Directors

Our business is managed under the direction of our board of directors, which consists of six directors. Our directors hold office until the earlier of their death, resignation, removal or disqualification, or until their successors have been elected and qualified. We are actively searching for qualified candidates to add to our board of directors or to replace current members. Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of our board of directors should be separate. Prior to our initial public offering, the members of our board of directors were elected in compliance with the provisions of our amended and restated certificate of incorporation and a voting agreement among certain of our stockholders. The voting agreement terminated upon the closing of our initial public offering, on February 5, 2015, and none of our stockholders have any special rights regarding the election or designation of members of our board of directors.

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

Director Independence

Under the rules of The NASDAQ Stock Market, independent directors must comprise a majority of a listed company’s board of directors within a specified period of time after listing on The NASDAQ Stock Market. In addition, the rules of The NASDAQ Stock Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Our board of directors has reviewed the independence of each director and determined that Messrs. Cullen, Fogarty, Lucas and McElwee are independent under the rules of The NASDAQ Stock Market. Our board of directors will review the independence of each director at least annually. During these reviews, the board of directors will consider current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Transactions.”

We believe that the composition of our board of directors meets the requirements for independence under the current requirements of The NASDAQ Stock Market. As required by The NASDAQ Stock Market, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. We intend to comply with future governance requirements to the extent they become applicable to us.

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

Based on this review, our board of directors has taken steps to implement many of these provisions and rules. In particular, we have established charters for the audit committee, compensation committee and nominating and governance committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees.

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

Audit Committee.  Messrs. Lucas, McElwee and Cullen serve on our audit committee. Mr. Lucas serves as the chair of the audit committee. Our board of directors has assessed whether all members of the audit committee meet the composition requirements of The NASDAQ Stock Market, including the requirements regarding financial literacy and financial sophistication. Our board of directors found that Messrs. Lucas, McElwee and Cullen have met the financial literacy and financial sophistication requirements and that Messrs. Lucas, McElwee and Cullen are independent under SEC and The NASDAQ Stock Market rules. Our board of directors expects to make a determination of whether at least one of the members of the audit committee meets the requirements of an audit committee financial expert prior to the filing of a proxy statement relating to our 2016 annual meeting of stockholders. The audit committee’s primary responsibilities include:

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

Our chief executive officer and chief financial officer make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Bonus Plan to the compensation committee. From time to time, the compensation committee may use outside compensation consultants to assist it in analyzing our compensation programs and in determining appropriate levels of compensation and benefits. For example, we have periodically engaged Radford Consulting to help develop our compensation philosophy, select a group of peer companies to use for compensation benchmarking purposes and cash and equity compensation levels for our directors, executives and other employees based on current market practices. Our board of directors has adopted a written charter for the compensation committee which is available on our website at www.avinger.com.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.avinger.com. We will post amendments to our code of business conduct and ethics or waivers of our code of business conduct and ethics for directors and executive officers on the same website.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2015, all of our officers, directors and greater than 10% beneficial owners have complied with Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by each individual who served as our principal executive officer at any time in 2015, and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2015. These individuals were our named executive officers for 2015.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
John B. Simpson, Ph.D., M.D. (4)	2015	335,000	—	—	—	141,841	—	—	476,841
Executive Chairman	2014	362,917	—	—	1,994,872	—	—	—	2,357,789
	2013	340,584	63,410	—	301,061	—	—	—	705,055

Jeffrey M. Soinski (4)	2015	375,000	—	—	—	114,000	—	46,663	535,663
President and Chief Executive Officer	2014	4,327	—	—	1,474,016	—	—	—	1,478,343

Matthew B. Ferguson	2015	275,000	—	—	—	62,699	—	3,000	340,699
Chief Financial Officer and Chief Business Officer	2014	300,917	—	—	227,229	—	—	—	528,146
	2013	282,584	44,618	—	72,543	—	—	—	399,745

(1)                                     The amounts reported include salary paid and 200% of salary deferred in each of the fiscal years. No more than 10% of a named executive officer’s salary was deferred in each fiscal year.

(2)                                     The 2013 bonus amounts were paid pursuant to an executive bonus plan based on quarterly performance in five areas: Pantheris development, sales, cash burn, Lightbox placements and Ocelot development.

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

(5)                                     The amounts reported for Mr. Soinski represent reimbursed relocation expenses, of $43,663, pursuant to his employment offer letter and funds contributed to his health savings account of $3,000. The amount reported for Mr. Ferguson represents funds contributed to his health savings account.

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2015.

Outstanding Equity Awards at 2015 Year-End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2015:

	Option Awards						Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John B. Simpson	5/1/2013	(4)	28,888	—	22.50	5/1/2018	—	—
	12/31/2014	(5)	838,250	—	4.95	12/31/2024	—	—
Jeffrey M. Soinski	12/31/2014	(5)	619,385	—	4.50	12/31/2024	—	—
Matthew B. Ferguson	7/29/2011	(6)	33,965	—	12.60	7/29/2021	—	—
	5/1/2013	(4)	6,815	—	20.25	5/1/2023	—	—
	12/31/2014	(5)	95,482	—	4.50	12/31/2024	—	—

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

(4)       25% of the shares of our common stock subject to this option vested on January 1, 2014, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.

(5)       25% of the shares of our common stock subject to this option vested on December 31, 2015, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.

(6)       25% of the shares of our common stock subject to this option vested on December 31, 2011, and the balance vested in 36 successive equal monthly installments, subject to continued service through each such vesting date.

Executive Officer Change in Control Severance Agreements

In March 2012, we entered into change of control and severance agreements with each of John B. Simpson, and Matt Ferguson that superseded all previous severance and change of control arrangements we had entered into with these employees. Under each of these agreements, if, within the 18 month period following a “change of control,” we terminate the employment of the applicable employee other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s base salary and target bonus, as then in effect, for 12 months for Dr. Simpson and Mr. Ferguson, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for up to 12 months for Dr. Simpson and Mr. Ferguson, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year. Additionally, if we experience a change in control, 50% of the employee’s outstanding unvested stock options and/or restricted stock will vest.

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

Authorized shares.  A total of 1,320,000 shares of our common stock were reserved for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance under our 2015 Plan will also include shares reserved but not issued under the 2009 Stock Plan, as amended, or the 2009 Plan, and shares subject to stock options or similar awards granted under the 2009 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this sentence is 3,000,000 shares). In addition, shares may become available under the 2015 Plan as described below.

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

Authorized shares.  A total of 500,000 shares of our common stock were reserved for issuance under the ESPP. In addition, our ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal year 2016, equal to the lesser of:

•    1.5% of the outstanding shares of our common stock on the last day of the previous fiscal year;

•    493,000 shares; or

•    such other amount as may be determined by our board of directors.

During the year ended December 31, 2015, 32,469 shares of our common stock have been purchased under the ESPP.

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

Authorized Shares.  The 2009 Plan was terminated, and accordingly, no additional awards will be granted under the 2009 Stock Plan. Our 2009 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2015, options to purchase 2,876,640 shares of our common stock remained outstanding under our 2009 Plan. In the event that an outstanding option or other right for any reason expires or is canceled, the shares allocable to the unexercised portion of such option or other right shall be added to the number of shares then available for issuance under the 2015 Plan.

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

Executive Incentive Compensation Plan

Our board of directors has adopted an Executive Incentive Compensation Plan, or the Bonus Plan, that is administered by our compensation committee. The Bonus Plan allows our compensation committee to provide cash incentive awards to selected employees, including our named executive officers, based upon performance goals established by our compensation committee.

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

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. We may make a discretionary matching contribution to the 401(k) plan, and may make a discretionary employer contribution to each eligible employee each year. To date, we have not made any matching or profits sharing contributions into the 401(k) plan. All participants’ interests in our matching and profit sharing contributions, if any, vest pursuant to a four-year graded vesting schedule from the time of contribution. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

Director Compensation

Our Board of Directors approved our Outside Director Compensation Policy in January 2015 to compensate each non-employee director for his or her service.  Our board of directors will have the discretion to revise non-employee director compensation as it deems necessary or appropriate. Under our Outside Director Compensation Policy, non-employee directors will receive compensation in the form of equity and cash, as described below:

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

All cash payments to non-employee directors, or the Retainer Cash Payments, will be paid biannually with the first biannual installment payable on the date of our annual meeting of stockholders or, if no annual meeting occurs in a given year, May 1, and the second biannual installment payable on November 1 of each year.

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

The exercise price per share of each stock option granted under our outside director compensation policy, including Retainer Options, Initial Options and Annual Options, will be the fair market value of a share of our common stock, as determined in accordance with our 2015 Plan on the date of the option grant. The grant date fair value is computed in accordance with the Black-Scholes option valuation methodology or such other methodology our board of directors or compensation committee may determine.

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

2015 Director Compensation Table

The following table sets forth a summary of the compensation received by our non-employee directors who received compensation during our fiscal year ended December 31, 2015:

Name	Cash Compensation	Option Awards (1) (2)	Total
James G. Cullen	$57,500	$—	$57,500
Thomas J. Fogarty	$40,000	$—	$40,000
Donald A. Lucas	$67,500	$—	$67,500
James B. McElwee	$65,000	$—	$65,000

(1)                                 No option awards were granted during 2015.

(2)                                 As of December 31, 2015, Messrs. Cullen, Lucas, McElwee and Dr. Fogarty had outstanding options to purchase a total of 24,444, 28,888, 31,110 and 24,444 shares of our common stock, respectively.

Directors who are also our employees receive no additional compensation for their service as directors. During 2015, John B. Simpson and Jeffrey M. Soinski, two of our directors, were also our employees. See “Executive Compensation—Summary Compensation Table” for additional information about the compensation for Dr. Simpson and Mr. Soinski.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our common stock as of February 29, 2016, by:

•                  each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•                  each of our named executive officers;

•                  each of our directors and director nominees; and

•                  all of our executive officers, directors and director nominees as a group.

The percentage of shares beneficially owned is computed on the basis of 12,659,567 shares of our common stock outstanding as of February 29, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 29, 2016, which is 60 days after February 29, 2016. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Except as indicated in the footnotes to this table, the address for each beneficial owner is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, CA 94063.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
5% and Greater Stockholders:
Waddell and Reed Financial, Inc. (1)	2,576,731	20.4%
Entities affiliated with John B. Simpson (2)	2,459,395	17.8%

Named Executive Officers and Directors:
Jeffrey M. Soinski (3)	620,671	4.7%
John B. Simpson, Ph.D., M.D. (2)	2,459,395	17.8%
Matthew B. Ferguson (4)	161,666	1.3%
Donald A. Lucas (7)	321,826	2.5%
James B. McElwee (8)	51,721	*
James G. Cullen (5)	136,242	1.1%
Thomas Fogarty (6)	496,665	3.9%
All executive officers, directors and director nominees as a group (10 individuals) (9)	4,746,990	30.5%

*                                         Represents ownership of less than 1%

(1)                                 As of December 31, 2015, the reporting date of Waddell and Reed Financial, Inc.’s most recent Schedule 13G/A filed with the SEC on February 12, 2016, Waddell and Reed Financial, Inc., or WDR, has indirect sole dispositive and voting power with respect to 2,576,731 shares reported as beneficially owned. The securities are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by Ivy Investment Management Company, or IICO, an investment advisory subsidiary of WDR or Waddell & Reed Investment Management Company, or WRIMCO, an investment advisory subsidiary of Waddell & Reed, Inc., or WRI, which has indirect sole dispositive and voting power with respect to 1,036,747 shares reported as beneficially owned. WRI is a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., a parent holding company, or WRFSI, which has indirect sole dispositive and voting power with respect to 1,036,747 shares reported as beneficially owned. In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Therefore, IICO and/or WRIMCO may be deemed the beneficial owner of the securities under Rule 13d-3 of the Securities Exchange Act of 1934.  IICO has direct sole dispositive and voting power with respect to 1,539,984 shares reported as beneficially owned and WRIMCO has direct sole dispositive and voting power with respect to 1,036,747 shares reported as beneficially owned. The address for WDR is PO BOX 29217, Shawnee Mission, KS  66201-9217.

(2)                                 Includes (i) 41 shares of common stock held of record by Dr. Simpson, (ii) 867,138 shares subject to options to purchase common stock that were fully exercisable within 60 days of February 29, 2016 held of record by Dr. Simpson, (iii) 1,164,289 shares of common stock held of record by the Simpson Family Trust Dated 1/12/90, for which Dr. Simpson and his spouse serve as trustees, (iv) 222,220 shares subject to warrants to purchase common stock held of record by the Simpson Family Trust Dated 1/12/90, for which Dr. Simpson and his spouse serve as trustees, (v) 47,618 shares of common stock held of record by Dr. Simpson’s spouse, (vi) 33,332 shares subject to warrants to purchase common stock held of record by Dr. Simpson’s spouse and (vii) 124,757 shares of common stock held of record by Foxhollow ACLP, for which Dr. Simpson serves as a General Partner.  Dr. Simpson has shared voting and dispositive power with respect to shares held by the Simpson Family Trust Dated 1/12/90, Dr. Simpson’s spouse and FoxHollow ACLP.  Dr. Simpson disclaims beneficial ownership in FoxHollow ACLP, except to the extent of his pecuniary interest therein.

(3)                                 Includes 619,385 shares issuable upon exercise of options exercisable within 60 days of February 29, 2016.

(4)                                 Includes warrants to purchase 9,653 shares of common stock and 136,263 shares issuable upon exercise of options  exercisable within 60 days of February 29, 2016.

(5)                                 Includes 73,835 shares and warrants to purchase 24,862 shares of common stock held by Gilbert Investments, LLC, 13,102 shares held by 2000 James Cullen Generation Skipping Family Trust and 24,444 shares of common stock issuable upon exercise of options exercisable within 60 days of February 98, 2016. Mr. Cullen has sole voting and dispositive power with respect to shares held by Gilbert Investments, LLC and James Cullen Generation Skipping Family Trust. Mr. Cullen does not have a pecuniary interest in the James Cullen Generation Skipping Family Trust and disclaims beneficial ownership in Gilbert Investments, LLC except to the extent of his pecuniary interest therein.

(6)                                 Includes 277,777 shares and warrants to purchase 194,444 shares of common stock held by Emergent Medical Partners II, L.P. and 24,444 shares issuable upon exercise of options exercisable within 60 days of February 29, 2016. Dr. Fogarty shares voting and dispositive power with respect to shares held by Emergent Medical Partners II, L.P. with John Kirtland and Robert Brownell. Dr. Fogarty disclaims beneficial ownership in Emergent Medical Partners II, L.P. except to the extent of his pecuniary interest therein.

(7)                                 Includes 9,317 shares and warrants to purchase 260,392 shares of common stock held by Lucas Ventures Group IX, LLC and 23,229 shares held by Lucas Venture Group III, LP and 28,888 shares issuable upon exercise of options exercisable within 60 days of February 29, 2016.

(8)                                 Includes warrants to purchase 5,521 shares of common stock and 31,110 shares issuable upon exercise of options and warrants exercisable within 60 days of February 29, 2016.

(9)                                 Includes warrants to purchase 735,413 shares of common stock and 2,113,098 shares issuable upon exercise of options exercisable within 60 days of February 29, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since January 1, 2015, to which we were a party or will be a party, in which:

•                  the amounts involved exceeded or will exceed $120,000; and

•                  any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Master Consulting Agreement

We entered into a Master Consulting Agreement in November 2013 with Recreation, Inc., a brand strategy and design agency, for marketing services. John D. Simpson is the founder and was the Chief Executive Officer of Recreation at the time we entered into the Master Consulting Agreement and is also our Vice President, Business Development. Pursuant to this Consulting Agreement and the current Statement of Work in effect from March 2015 through February 2016, Recreation provides marketing services to us at a $20,000 per month retainer with an aggregate cap of $240,000 for the contract period. The Master Consulting Agreement has no specific term. Periodically Recreation may also provide marketing services to us not covered by the monthly retainer at reasonable and customary rates. The amounts we paid to Recreation in 2015 was $1,016,000.

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

Employment of Related Persons

We employ John D. Simpson as our Vice President, Business Development, who is the son of John B. Simpson, our Executive Chairman. Mr. Simpson became an employee in August 2009, and in this capacity Mr. Simpson’s compensation totaled $278,000 in 2015. His current annual base salary is $225,000. We believe that Mr. Simpson’s compensation is comparable with compensation paid to other employees with similar levels of responsibility and years of experience.

Other Transactions

We have entered into employment arrangements with certain current and former executive officers. See “Executive Compensation—Executive Officer Employment Letters.”

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our board of directors and/or our audit committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the years ended December 31, 2015 and 2014 by Ernst & Young LLP. All fees below were approved by our Audit Committee.

Year ending December 31,	2015	2014

Audit fees (1)	$990,778	$1,475,000
Audit related fees	—	—
Tax fees	—	—
All other fees (2)	1,805	—
Total	$992,583	$1,475,000

(1)         Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by Ernst & Young LLP in connection with regulatory filings or engagements. For the year ended December 31, 2015 and 2014, audit fees also includes fees related to our initial public offering and review of documents filed with the SEC of $185,000 and $770,000, respectively.

(2)   This category consists of fees for EY’s online research database

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

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year

Allowance for doubtful accounts receivable:
Fiscal year ended 2013	$54	$45	$79	$20
Fiscal year ended 2014	$20	$—	$—	$20
Fiscal year ended 2015	$20	$—	$—	$20

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year

Allowance for sales returns:
Fiscal year ended 2013	$235	$310	$457	$88
Fiscal year ended 2014	$88	$135	$146	$77
Fiscal year ended 2015	$77	$37	$55	$59

(a)(3)                  Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2015 and 2014, and the

Years Ended December 31, 2015, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avinger, Inc.

We have audited the accompanying balance sheets of Avinger, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avinger, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California

March 7, 2016

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43,059	$12,316
Accounts receivable, net of allowance for doubtful accounts of $20 at December 31, 2015 and 2014	2,060	2,068
Inventories	5,405	3,991
Prepaid expenses and other current assets	533	425
Total current assets	51,057	18,800

Property and equipment, net	2,822	2,608
Other assets	225	3,029
Total assets	$54,104	$24,437

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,113	$1,013
Accrued compensation	3,083	1,147
Accrued expenses and other current liabilities	3,285	4,850
Borrowings, current portion	—	1,873
Total current liabilities	7,481	8,883

Borrowings, net of current portion	29,565	18,228
Convertible notes and accrued interest	—	8,609
Other long-term liablities	1,469	325
Total liabilities	38,515	36,045

Commitments and contingencies (Note 10)

Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: none at December 31, 2015 and 6,819,197 at December 31, 2014
Shares issued and outstanding: none at December 31, 2015 and 5,262,728 at December 31, 2014
Liquidation preference: none at December 31, 2015 and $231,836 at December 31, 2014	—	132,260
Stockholders’ equity (deficit):
Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2015 and none at December 31, 2014
Shares issued and outstanding: none at December 31, 2015 and December 31, 2014	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2015 and 15,555,555 at December 31, 2014
Shares issued and outstanding: 12,643,538 at December 31, 2015 and 243,260 at December 31, 2014	13	—
Additional paid-in capital	211,837	2,665
Accumulated deficit	(196,261)	(146,533)
Total stockholders’ equity (deficit)	15,589	(143,868)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$54,104	$24,437

See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended
	December 31,
	2015	2014	2013
Revenues	$10,713	$11,213	$12,964
Cost of revenues	6,478	6,513	8,205
Gross profit	4,235	4,700	4,759

Operating expenses:
Research and development	15,694	11,224	15,973
Selling, general and administrative	29,231	18,503	25,758
Total operating expenses	44,925	29,727	41,731
Loss from operations	(40,690)	(25,027)	(36,972)

Interest income	40	2	11
Interest expense	(5,167)	(6,016)	(2,934)
Other income (expense), net	(1,527)	(909)	5
Loss before provision for income taxes	(47,344)	(31,950)	(39,890)
Provision for income taxes	—	14	11
Net loss and comprehensive loss	(47,344)	(31,964)	(39,901)
Adjustment to net loss resulting from convertible preferred stock modification	(2,384)	—	—
Net loss and comprehensive loss attributable to common stockholders	$(49,728)	$(31,964)	$(39,901)

Net loss attributable to common stockholders per share, basic and diluted	$(4.38)	$(132.63)	$(170.52)

Weighted average common shares used to compute net loss per share, basic and diluted	11,362	241	234

See accompanying notes.

AVINGER, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

															Additional
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Paid- In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	326,591	$6,183	225,235	$6,649	755,486	$27,272	561,423	$22,397	722,367	$37,158	—	$—	231,102	$—	$1,024	$(74,668)	$(73,644)
Issuance of common stock, net of repurchases	—	—	—	—	—	—	—	—	—	—	—	—	9,590	—	109	—	109
Employee stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	654	—	654
Series D Convertible Preferred Stock issuance costs	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—		—	—
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(39,901)	(39,901)
Balance at December 31, 2013	326,591	6,183	225,235	6,649	755,486	27,272	561,423	22,397	722,367	37,153	—	—	240,692	—	1,787	(114,569)	(112,782)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,568	—	28	—	28
Employee stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	641	—	641
Issuance of Series E Convertible Preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,671,626	32,606	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	175	—	175
Reclass of warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	—	—	—	34	—	34
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,964)	(31,964)
Balance at December 31, 2014	326,591	6,183	225,235	6,649	755,486	27,272	561,423	22,397	722,367	37,153	2,671,626	32,606	243,260	—	2,665	(146,533)	(143,868)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	49,621	—	432	—	432
Employee stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,899	—	5,899
Vesting of restricted stock subject to repurchase	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18	—	18
Issuance of Series E Convertible Preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	490,472	5,372	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	804	—	804
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	34,470	—	323	—	323
Conversion of preferred stock to common stock in connection with the IPO	(326,591)	(6,183)	(225,235)	(6,649)	(755,486)	(27,272)	(561,423)	(22,397)	(722,367)	(37,153)	(3,162,098)	(37,978)	5,753,200	6	137,626	—	137,632
Additional shares of common stock issued upon the conversion of preferred stock into common stock due to anti-dilution provisions													1,214,725	1	(1)	—	—
Issuance of common stock in IPO, net of underwriting discount, commissions and issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	5,000,000	5	56,893	—	56,898
Issuance of common stock related to CRG Loan, net of issuance costs													348,262	1	4,794	—	4,795
Convertible preferred stock modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,384	(2,384)	—
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,344)	(47,344)
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,643,538	$13	$211,837	$(196,261)	$15,589

See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(47,344)	$(31,964)	$(39,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,300	1,451	1,501
Amortization of debt issuance costs and debt discount	199	212	133
Stock-based compensation	5,899	641	654
Remeasurement of warrant liability and embedded derivatives	(835)	(378)	1
Write off of embedded derivatives	1,066	—	—
Noncash interest expense and other charges	2,074	3,485	1,221
Loss on extinguishment of convertible notes	86	1,234	—
Provision for doubtful accounts receivable	—	—	45
Provision for excess and obsolete inventories	(26)	(48)	15
Changes in operating assets and liabilities:
Accounts receivable	7	(441)	(443)
Inventories	(2,307)	1,714	(3,069)
Prepaid expenses and other current assets	(363)	444	(230)
Other assets	(35)	2	139
Accounts payable	84	17	(275)
Accrued compensation	1,936	(128)	281
Accrued expenses and other current liabilities	(962)	2,080	(523)
Other long-term liabilities and accrued interest	(1,662)	(122)	(204)
Net cash used in operating activities	(40,883)	(21,801)	(40,655)

Cash flows from investing activities
Purchase of property and equipment	(577)	(117)	(496)
Restricted cash	255	—	—
Net cash used in investing activities	(322)	(117)	(496)

Cash flows from financing activities
Principal paydown of capital lease obligations	(22)	(17)	(18)
Payments on borrowing	(27,625)	—	—
Proceeds from convertible notes, net of issuance costs	—	4,700	13,399
Proceeds from borrowing, net of issuance costs	29,124	—	19,281
Proceeds from the issuance of convertible preferred stock, net of issuance costs	6,176	19,155	(5)
Proceeds from the issuance of common stock related to CRG loan, net of issuance costs	4,794	—	—
Proceeds from initial public offering, net of issuance costs	58,746	—	—
Proceeds from the exercise of common stock warrants	323	—	—
Payments for deferred initial public offering costs	—	(1,848)	—
Proceeds from the issuance of common stock	432	23	98
Net cash provided by financing activities	71,948	22,013	32,755

Net change in cash and cash equivalents	30,743	95	(8,396)
Cash and cash equivalents, beginning of period	12,316	12,221	20,617
Cash and cash equivalents, end of period	$43,059	$12,316	$12,221

Supplemental disclosure of cash flow information
Cash paid for interest	$5,934	$2,281	$1,587

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$137,632	$—	$—
Accounts payable for purchases of property and equipment	16	—	20
Capital lease obligations for property and equipment	—	—	23
Modification of convertible preferred stock	2,384	—	—
Reclass of warrant liability to additional paid-in capital	—	34	—
Vesting of common stock subject to repurchase	18	5	10
Embedded derivatives associated with convertible notes	—	—	179
Issuance of common stock warrants	804	175	1
Transfer between inventory and property and equipment	921	(916)	1,829
Conversion of convertible notes and accrued interest into Series E convertible preferred stock	—	11,582	—

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was founded in March 2007 by cardiologist and medical device entrepreneur Dr. John B. Simpson. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select European markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company also received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company commenced sales of Pantheris in the U.S. and select European markets promptly thereafter. The Company is located in Redwood City, California.

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2015, the Company had an accumulated deficit of $196,261,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $43,059,000 at December 31, 2015, expected revenues and additional $10,000,000 available under the loan agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”) will be sufficient to allow the Company to fund its current operations until at least December 31, 2016. The Company is eligible to borrow the additional $10,000,000 in principal amount from CRG, on or prior to June 30, 2016.  Consistent with its 2016 operating plan, the Company will need to acquire additional funding in the form of debt financing or equity issuances to make strategic investments in its business, however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development, commercialization and marketing of its products and scale back its business and operations. The Company’s ultimate success will largely depend on its ability to successfully commercialize its products and its ability to raise additional funding.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuation of the common stock warrants, the valuation of compound embedded derivatives, provisions for doubtful accounts receivable and excess and obsolete inventories, clinical trial accruals, and its reserves for sales returns and warranty costs. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2015 and 2014. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities, borrowings, convertible notes and embedded derivatives. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value. Fair value accounting is applied to the warrant liabilities and embedded derivatives. No warrant liabilities or embedded derivatives were outstanding as of December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2015 and 2014, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ deficit. There were no unrealized gains and losses as of December 31, 2015 and 2014.  Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Restricted Cash

At December 31, 2014, a deposit of $255,000 was restricted from withdrawal.  The restricted cash secured obligations of the Company associated with its corporate credit card. The restricted deposit account was included in prepaid expenses and other current assets. During 2015, the Company was no longer required to secure its corporate card obligations; accordingly the $255,000 is included within cash and cash equivalents as of December 31, 2015.  The release of the restriction against the Company’s cash was included within investing activities on its statement of cash flows for the year ended December 31, 2015.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2015 and 2014.

The Company’s accounts receivable are due from a variety of health care organizations in the United States and select European markets. At December 31, 2015 and 2014, there were one and none, respectively, of the Company’s customers that represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2015, 2014 and 2013, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience, and management judgment. Accounts receivable balances are reviewed individually for collectability. To date, the Company has not experienced significant credit-related losses.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand is too high, the Company may have to increase the reserve for excess inventory for that product and record a charge to the cost of revenues. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to an offering of equity securities, were capitalized. As of December 31, 2014, $2,608,000 of deferred offering costs were capitalized in other assets on the balance sheet, of which $1,848,000 had been paid. The Company incurred $3,553,000 in offering costs and in January 2015, these IPO costs were offset against the proceeds obtained from the Company’s IPO. Deferred offering costs of $29,000 were capitalized as of December 31, 2015.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2015.

Convertible Preferred Stock

Prior to its IPO the Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs and classified the convertible preferred stock outside of stockholders’ equity (deficit) on the balance sheets as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock resulting in the reclassification of $137,626,000 from outside of stockholders’ equity (deficit) to additional paid-in capital.

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

The convertible notes issued in 2013 and 2014 included features which were determined to be embedded derivatives requiring bifurcation and separate accounting. Prior to their extinguishment in September 2015, the Company recorded a compound derivative asset or liability related to redemption features embedded within its outstanding convertible notes. The embedded derivatives were initially recorded at fair value and are subject to remeasurement as of each balance sheet date. Any change in fair value is recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. In September 2015, the Company repaid the outstanding convertible notes and accrued interest obligations in their entirety.  Accordingly, the associated current fair value of the embedded derivative asset as remeasured at the date of extinguishment was expensed as a component of other income (expense), net in the statements of operations and comprehensive loss for the year ended December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013
Balance beginning of year	$167	$105	$11
Warranty provision	70	140	230
Usage/Release	(167)	(78)	(136)
Balance end of year	$70	$167	$105

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of approximately $515,000, $720,000 and $321,000 were expensed during the years ended December 31, 2015, 2014 and 2013, respectively.

Common Stock Valuation and Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units and shares issued under the employee stock purchase plan, based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company measures the fair value of restricted stock units (“RSUs”) using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. Because noncash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. The Company estimates a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Prior to the closing of the Company’s IPO in January 2015, the fair value of the Company’s common stock was determined by its Board of Directors with assistance from management and third-party valuation specialists. Management’s approach to estimate the fair value of the Company’s common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Management considered several factors to estimate enterprise value, including significant milestones that would generally contribute to increases in the value of the Company’s common stock. Following the closing of the Company’s IPO, the fair value of its common stock is determined based on the closing price of its common stock on The NASDAQ Global Market.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income (expense), net. During the years ended December 31, 2015 and 2014, the Company recorded $18,000 and $21,000 of foreign currency exchange net losses, respectively, and $11,000 of net gains during the year ended December 31, 2013.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, common stock shares subject to repurchase of none, 583 and 1,249 were excluded from the calculations as of December 31, 2015, 2014 and 2013, respectively. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2015	2014	2013
Net loss	$(47,344)	$(31,964)	$(39,901)
Adjustment to net loss resulting from convertible preferred stock modification	(2,384)	—	—
Net loss attributable to common stockholders	$(49,728)	$(31,964)	$(39,901)
Weighted average common stock outstanding	11,362	241	234
Net loss attributable to common stockholders per share, basic and diluted	$(4.38)	$(132.63)	$(170.52)

In addition to the outstanding convertible notes as of December 31, 2014 and 2013 (Note 8), the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	December 31,
	2015	2014	2013

Convertible preferred stock outstanding	—	5,262,728	2,591,102
Common stock options	3,356,981	3,010,373	398,740
Unvested restricted stock units	92,946	—	—
Common stock warrants	2,193,507	1,552,327	51,601
	5,643,434	9,825,428	3,041,443

Comprehensive Loss

For the years ended December 31, 2015, 2014 and 2013, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the years ended December 31, 2015, 2014 and 2013, 98%, 99% and 98%, respectively, of the Company’s revenues, were in the United States, based on the shipping location of the external customer.

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

During the third quarter of 2015, the Company elected early adoption of this accounting standard. The balance sheet as of December 31, 2014 has been adjusted to reflect the retrospective application of the new method of presentation. Deferred debt issuance costs totaling $343,000 that were included in the Company’s assets as of December 31, 2014 were reclassified as a discount on borrowings. The Company has reflected these costs as a reduction of the debt on the balance sheet as of December 31, 2015 and will continue to do so in future periods. The adoption of this accounting standard had no impact on the Company’s statements of operations, stockholders’ equity (deficit) or cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, FASB voted to delay the effective date of the new standard by one year. As such the standard will become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of its adoption and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company’s annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted.  The Company has not elected to early adopt this standard.  When adopted, ASU 2014-15 will require Management’s evaluation to be based on relevant conditions and events that are known or reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Under AS 2014-15 substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The Company’s liquidity matters are discussed in the Note 1 to the financial statements.

In April 2015, the FASB issued an accounting standard which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. It is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company expects to adopt the standard on a prospective basis and does not expect its adoption to have a material effect on its financial statements.

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

As of December 31, 2015 and 2014, cash equivalents and restricted cash were all categorized as Level 1 and consisted of money market funds. In connection with the convertible notes issuances in 2013 and 2014 (Note 8), the Company issued warrants to purchase shares of its common stock. As the price per share of the common stock warrants was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, they were classified as a derivative liability and were subject to remeasurement at each balance sheet date until September 2014. The convertible notes also contained redemption features which were determined to be a compound embedded derivative which, prior to their extinguishment in September 2015, required fair value accounting. The common stock warrant liability and embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss.

There were no transfers between fair value hierarchy levels during the years ended December 31, 2015, 2014 and 2013.

Common Stock Warrant Liability

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

	Year Ended December 31,
	2015	2014	2013
Fair value - beginning of year	$—	$(6)	$—
Issuance of warrants	—	—	(1)
Change in fair value recorded in other income (expense), net	—	(28)	(5)
Reclass of warrant liability to additional paid-in capital	—	34	—
Fair value - end of year	$—	$—	$(6)

The fair value of the common stock warrants liability was determined by using an option pricing model to allocate the total enterprise value to the various securities within the Company’s capital structure. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. The following table summarizes these various assumptions as of September 2, 2014, the date the price per share of the common stock warrants was fixed, and as of December 31, 2013:

	September 2, 2014	December 31, 2013
Time to liquidity (years)	0.7	2.0
Expected volatility	45%	55%
Discounted cash flow rate	23%	25%
Risk-free interest rate	0.07%	0.38%
Marketability discount rate	17%	23%

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

Embedded Derivatives in Convertible Notes

The following table sets forth a summary of the changes in the estimated fair value of the Company’s compound embedded derivative associated with its convertible notes, which represent a financial instrument classified as Level 3. Upon the extinguishment of the convertible notes in September 2015, the fair value of the compound embedded derivatives at the date of extinguishment was expensed to other income (expense), net. The income (expense) in the table below includes changes in fair value due in part to observable factors that are part of the Level 3 methodology (in thousands):

	Year Ended December 31,
	2015	2014	2013
Fair value of asset (liability) - beginning of year	$231	$(175)	$—
Issuance of convertible notes	—	—	(179)
Change in fair value recorded in other income (expense), net	835	406	4
Reversal of fair value recorded in other income (expense), net	(1,066)	—	—
Fair value of asset (liability) - end of year	$—	$231	$(175)

Through December 31, 2014, the Company determined the value of the compound derivative utilizing a Monte Carlo Simulation model. The inputs used to determine the estimated fair value of the derivative instrument include the probability of an underlying event triggering the embedded derivative occurring and its timing. The fair value measurement is based upon significant inputs not observable in the market. The inputs included the probability that the Company would need to raise additional equity in 2014, as well as various financing and exit events in 2015. These assumptions are inherently subjective and involve significant management judgment. The following table summarizes these various assumptions as of December 31, 2014 and 2013:

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

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$2,662	$2,265
Work-in-process	372	61
Finished products	2,371	1,665
Total inventories	$5,405	$3,991

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Computer software	$436	$320
Computer equipment	1,096	867
Machinery and equipment	3,372	2,993
Furniture and fixtures	578	542
Leasehold improvements	655	655
Equipment held by customers	1,718	1,045
	7,855	6,422
Less: Accumulated depreciation and amortization	(5,044)	(3,827)
Add: Construction-in-progress	11	13
	$2,822	$2,608

Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $1,300,000, $1,451,000 and $1,501,000, respectively. Amortization of capital leased assets included in depreciation for the years ended December 31, 2015, 2014 and 2013, was $17,000, $17,000 and $16,000, respectively. Property and equipment includes certain equipment that is leased to customers and located at customer premises. The Company retains the ownership of the leased equipment and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers of $260,000, $378,000 and $425,000, was recorded in cost of revenues during the years ended December 31, 2015, 2014 and 2013, respectively.  The net book value of this equipment was $1,236,000 and $760,000 at December 31, 2015 and 2014, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued interest payable	$1,220	$1,150
Accrued professional services	563	1,917
Accrued travel expenses	550	464
Accrued sales, use and other taxes	82	112
Accrued warranty	70	167
Sales return allowance	59	77
Accrued clinical trial costs	55	359
Other accrued liabilities	686	604
	$3,285	$4,850

7. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company may borrow up to $50,000,000 in principal amount from CRG on or before December 31, 2016. The Company borrowed $30,000,000 on September 22, 2015. Upon FDA approval of the 510(k) for Pantheris the Company became eligible to borrow an additional $10,000,000 in principal amount, on or prior to June 30, 2016. The Company may borrow an additional $10,000,000 in principal amount, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company makes quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, the Company may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date the Company have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

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

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that the Company maintains a minimum of $5,000,000 of cash and certain cash equivalents, and the Company must achieve minimum revenue of $7,000,000 in 2015, with the target minimum revenue increasing in each year thereafter until reaching $70,000,000 in 2020 and in each year thereafter, as applicable. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of December 31, 2015, the Company was in compliance with all applicable covenants.

As of December 31, 2015, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2016	$—
2017	—
2018	—
2019	7,500
2020 and thereafter	22,500
30,000
Add: Accretion of closing fees	65
Add: PIK	334
30,399
Less: Amount representing debt financing costs	(834)
Borrowings, net of current portion	$29,565

Contemporaneous with the execution of the Loan Agreement, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with CRG allowing it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $13.97 yielding a $0.387 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the Security Purchase Agreement based on the relative fair values of each security.  The portion of the premium allocated to the borrowings is being amortized over the term of the Loan Agreement. Pursuant to the Securities Purchase Agreement, the Company must file a registration statement covering the resale of the shares sold to CRG (see Note 17) and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Security Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2015, the balance of the debt discount was $834,000.

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

In September 2015, in connection with the consummation of the Loan Agreement with CRG, the Company repaid all amounts outstanding under the Agreement. The payoff amount of $21,363,000 included accrued interest through the repayment date of $563,000 and $200,000 as an end-of-term final payment fee recorded in other income (expense), net on the statement of loss and comprehensive loss. For the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense of $2,785,000, $3,380,000 and $2,492,000, respectively.

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the

Company continued to account for the Assigned Interests obligation relating to future royalties as a debt instrument by applying the retrospective approach. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2015, was used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $2,303,000, representing the net present value of the future minimum royalty obligation as of December 31, 2015. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of December 31, 2015, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion as of December 31, 2014, on the balance sheet.

Additionally, until there are no further obligations to periodically pay PDL a percentage of its net revenues, the Company must comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company was in compliance with the covenants under the Agreement as of December 31, 2015.

8. Convertible Notes

On October 29, 2013, the Company entered into a Note and Warrant Purchase Agreement (the “Convertible Note Agreement”), as amended in May 2014, with certain existing convertible preferred stockholders, third-parties and employees for the issuance of convertible notes for up to an aggregate principal amount of $25,000,000. Under the terms of the Convertible Note Agreement, the Company issued convertible notes in October and November 2013 for total proceeds of $13,472,000, and in May and July 2014 for additional total proceeds of $4,720,000. The Company was required to pay interest on these convertible notes at a rate of 30-day LIBOR, plus 6% per annum subject to a minimum internal rate of return of 20%. The notes were due to mature and the accrued interest thereon would have become payable upon the earlier of: (i) October 29, 2018, (ii) an event of default, or (iii) a change of control event.

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

In conjunction with the issuance of the convertible notes, the Company issued warrants to purchase up to the number of shares of common stock equal to 15% of the principal amount of the convertible notes divided by an exercise price per share equal to the lesser of $39.15 per share, or the price per share paid by the investors in the first bona fide preferred stock financing subsequent to the date of the convertible notes. Upon the Series E Convertible Preferred Stock issuance in September 2014, the exercise price per share was fixed at $12.60 per share and the Company issued warrants to purchase a total of 216,547 shares of common stock. The warrants, which were immediately exercisable, expired upon the closing of the Company’s IPO. The estimated fair value of the warrants upon issuance, of $1,000, was based on an option pricing model. The Company recorded the fair value of the warrants at issuance as a debt discount and as a warrant liability. The debt discount was accreted using the effective interest method as additional interest expense over the term of the convertible notes. Immediately prior to the closing of the Company’s IPO, 149,288 of the warrants to purchase common stock were net exercised, 24,403 of the warrants to purchase common stock were exercised and the remaining balance of 42,856 warrants to purchase common stock expired.

The convertible notes have redemption features that were determined to be compound embedded derivatives requiring bifurcation and separate accounting. The fair value of the compound embedded derivative upon issuance was determined to be a liability of $179,000. The fair value of these derivative instruments was recognized as an additional discount and as a derivative liability on the balance sheets upon issuance of the convertible notes. The compound embedded derivative associated with the convertible notes required periodic re-measurements to fair value while the instruments are still outstanding.

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

The Company’s interest expense associated with the convertible notes amounted to $1,230,000, $2,633,000 and $433,000 during the years ended December 31, 2015, 2014 and 2013, respectively, based on the minimum internal rate of return of 20%.

9. Capital Leases

Capital lease obligations consist of leased office equipment. As of December 31, 2015 and 2014, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $39,000 and $12,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of December 31, 2015, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2016	19
2017	18
2018	4
Total minimum payments	41
Less: Amount representing future interest	2
Present value of minimum lease payments	$39

10. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2016. The lease agreement includes two renewal provisions allowing the Company to extend this lease for additional periods of three years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts have been reflected as deferred rent and are being amortized as a reduction to rent expense over the term of the Company’s operating lease. Rent expense was $938,000, $922,000 and $922,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The future minimum lease payments as of December 31, 2015, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2016	$1,060

Total minimum lease payments	$1,060

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $4,347,000 and $1,334,000 as of December 31, 2015 and 2014, respectively. The Company expects its outstanding purchase obligations to be settled within one year.

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

Legal Proceedings

The Company was not party to any legal proceedings at December 31, 2015 and 2014. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

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

On January 9, 2015, the Company issued a total of 490,472 shares of Series E Convertible Preferred Stock at $12.60 per share for net cash proceeds of $6,176,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock. As of December 31, 2015, the Company does not have any convertible preferred stock issued or outstanding.

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

12. Stockholders’ Equity (Deficit)

Preferred Stock

At December 31, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At December 31, 2015, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 12,643,538 shares were issued and outstanding.

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

As of December 31, 2015 and 2014, a total of none and 583 shares, respectively, were subject to repurchase, at cost, under the Restricted Stock Purchase Agreements.

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

The warrants are immediately exercisable, at an exercise price per share of $12.60, and expire upon the earlier of September 2, 2019 or upon the consummation of a change of control of the Company. The Company determined that these common stock warrants meet the requirements for equity classification. In connection with the issuance of its Series E Convertible Preferred Stock in September through December 2014, the Company issued warrants to purchase an aggregate of 1,335,779 shares of common stock. The common stock warrants were recorded at their allocated fair value of $175,000 within stockholders’ equity (deficit).

In connection with the issuance of the Company’s Series E Convertible Preferred Stock in January 2015, the Company issued warrants to purchase an aggregate of 245,235 shares of common stock. The common stock warrants were recorded at their allocated fair value of $804,000 within stockholders’ equity (deficit).

On January 14, 2015, the Company amended its Series E Convertible Preferred Stock Purchase Agreement to provide for the issuance of common stock warrants to each investor who purchased shares of Series E Convertible Preferred Stock equal to 70% of the number of shares of the Company’s Series E Convertible Preferred Stock purchased by such investor. As with the common stock warrants previously issued, any new common stock warrants were immediately exercisable, at an exercise price of $12.60 per share, and expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company. As a result of this amendment to the Series E Convertible Preferred Stock Purchase Agreement, the Company issued additional warrants to purchase 632,381 shares of common stock to investors who previously acquired shares of Series E Convertible Preferred Stock from September 2014 through January 2015.

As of December 31, 2015, warrants to purchase an aggregate of 2,193,507 shares of common stock were outstanding.

The Company determined that the amendment to the Series E Convertible Preferred Stock Purchase Agreement should be accounted for as a modification.  Accordingly, the incremental fair value from the modification, the additional warrants to purchase 632,381 shares of common stock warrants, of $2,384,000, was recorded as an increase to stockholders’ equity (deficit) and as an adjustment to net loss attributable to common stockholders in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2015. This amount represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to holders of preferred stock in the computation of earnings per share.  As a result, the “deemed dividend” is subtracted from net loss available to common stockholders in reconciling net loss to net loss available for common stockholders.

Stock Plans

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans” and provides for the grant of incentive stock options (“ISOs”) and nonstatutory stock options (“NSOs”) to purchase common shares. The 2015 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. A total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance under the 2015 Plan includes shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors.

Pursuant to the Plans ISOs and NSOs may be granted with exercise prices at not less than 100% of the fair value of the common stock on the date of grant and the exercise price of ISOs granted to a stockholder, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be not less than 110% of the fair market value per share of common stock on the date of grant. The Company’s Board of Directors determines the vesting schedule of the options. Options granted generally vest over four years, include a one-year cliff period, and expire ten years from the date of grant.

Activity under the Plans is set forth below:

		Options Outstanding
	Shares		Weighted	Aggregate
	Available for	Number of	Average	Intrinsic Value
	Grant	Shares	Exercise Price	(in thousands)
Balance at December 31, 2012	156,288	313,153	$13.45	$2,226
Options granted	(272,308)	272,308	$20.49
Options exercised	—	(12,183)	$7.89
Options cancelled	174,538	(174,538)	$14.13
Shares repuchased	2,593	—	$14.85
Balance at December 31, 2013	61,111	398,740	$16.15	$—
Additional shares reserved	2,574,795	—
Options granted	(2,720,174)	2,720,174	$4.68
Options exercised	—	(2,568)	$8.85
Options cancelled	105,973	(105,973)	$16.62
Balance at December 31, 2014	21,705	3,010,373	$5.78	$13,188
Additional shares reserved	1,320,000	—
Options granted	(614,363)	614,363	$16.73
RSUs granted	(92,946)	—
Options exercised	—	(17,642)	$4.50
Options cancelled	250,113	(250,113)	$9.33
Balance at December 31, 2015	884,509	3,356,981	$7.53	$50,970

In December 2015, the Board of Directors of the Company approved grants under the 2015 Plan for an aggregate of 92,946 RSUs to certain employees of the Company with a grant date fair value of $19.61 per share. The RSUs vest annually over four years in equal increments. No RSUs vested or were forfeited during the year ended December 31, 2015.

Additional information related to the status of options as of December 31, 2015 is summarized as follows:

Options Outstanding and Vested as of December 31, 2015
Options Outstanding				Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$4.05	4,639	3.44	$4.05	4,639	$4.05
$4.50	1,762,279	9.01	$4.50	436,947	$4.50
$4.95	862,999	8.87	$4.95	234,311	$4.95
$10.91	25,222	9.18	$10.91	—	$10.91
$10.98	4,000	9.34	$10.98	—	$10.98
$12.60	68,150	5.55	$12.60	68,150	$12.60
$14.85	44,851	6.04	$14.85	44,052	$14.85
$15.21	98,044	9.59	$15.21	—	$15.21
$19.61	353,075	9.97	$19.61	—	$19.61
$20.25	96,905	7.53	$20.25	63,150	$20.25
$22.05	7,929	6.76	$22.05	6,635	$22.05
$22.50	28,888	6.57	$22.50	21,064	$22.50
	3,356,981	8.91	$7.53	878,948	$7.46

Additional information related to the status of options as of December 31, 2014 is summarized as follows:

Options Outstanding and Vested as of December 31, 2014
Options Outstanding				Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$4.05	4,928	4.44	$4.05	3,961	$4.05
$4.50	1,874,150	10.00	$4.50	—	$4.50
$4.95	863,221	9.87	$4.95	24,971	$4.95
$12.60	72,593	6.53	$12.60	70,026	$12.60
$14.85	51,549	7.06	$14.85	38,609	$14.85
$20.25	105,879	8.53	$20.25	44,254	$20.25
$22.05	9,165	7.77	$22.05	5,355	$22.05
$22.50	28,888	8.34	$22.50	13,842	$22.50
	3,010,373	9.75	$5.78	201,018	$5.38

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $8.24, $6.60 and $7.20 per share, respectively. As of December 31, 2015, the weighted average remaining contractual life of options outstanding and vested was 8.24 years. As of December 31, 2015, the aggregate intrinsic value of options outstanding and vested was $13,404,000.  The aggregate intrinsic value of options exercised was $236,000, none and $153,000 during the years ended December 31, 2015, 2014 and 2013, respectively.  The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013.

2015 Employee Stock Purchase Plan

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions of up to 20% of their eligible compensation, subject to certain restrictions, at semi-annual intervals. 500,000 shares of common stock were reserved for issuance and will be increased on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. The price of the common stock purchased under the ESPP is the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of December 31, 2015, the Company issued approximately 32,000 shares under the ESPP and approximately 468,000 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $217,000 in stock-based compensation expense related to the ESPP for the year ended December 31, 2015, respectively.

13. Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units and shares issued under the employee stock purchase plan, based on the grant-date estimated fair value. The Company estimates the fair value of stock options and shares issued under the ESPP on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the Company’s common stock, and the volatility over the expected term of the awards. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to the Company’s IPO in January 2015, due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, stage of development, risk profile, and position within the industry as well as selecting companies with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. Following the closing of the Company’s IPO it supplements its own available company specific historical volatility with the volatility of the previously selected peer group of publicly traded companies. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience.

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	6.3	6.3	6.9
Expected volatility	49.8%	59.1%	52.1%
Risk-free interest rate	1.8%	1.8%	1.4%
Dividend rate	—	—	—

As of December 31, 2015 and 2014, the total unamortized compensation expense related to stock options granted to employees and directors was $16,871,000 and $18,938,000, which is expected to be amortized over the next 3.15 and 3.92 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following average assumptions for the year ended December 31, 2015:

Year Ended December 31, 2015
Expected term (years)	0.5
Expected volatility	46.2%
Risk-free interest rate	0.17%
Dividend rate	—

The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. The total fair value of shares vested pursuant to RSUs in the year ended December 31, 2015 was zero. As of December 31, 2015, total unamortized stock-based compensation expense related to unvested RSUs was $1,806,000, with a weighted-average remaining recognition period of 3.88 years.

Total noncash stock-based compensation expense relating to the Company’s stock options, ESPP and RSUs recognized, before taxes, during the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$346	$55	$62
Research and development expenses	2,489	155	165
Selling, general and administrative expenses	3,064	431	427
	$5,899	$641	$654

14. Income Taxes

For the years ended December 31, 2015, 2014 and 2013, the Company’s provision for income taxes consisted of state income tax expense of none, $14,000 and $11,000, respectively.

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013

Tax at federal statutory rate	$(16,905)	$(10,863)	$(13,563)
State taxes, net of federal benefit	—	14	11
Permanent differences	1,722	730	298
Change in valuation allowance	15,250	10,316	13,450
Research credits	(218)	(219)	(179)
Other	151	36	(6)

Provision for taxes	$—	$14	$11

Significant components of the Company’s net deferred tax assets as of December 31, 2015 and 2014 consist of the following (in thousands):

	As of December 31,
	2015	2014

Deferred tax assets:
Federal, state, and foreign net operating losses	$64,739	$52,433
Research and other credits	2,521	2,157
Fixed assets	215	58
Interest	899	255
Accruals and other	2,810	1,205
Total deferred tax assets	71,184	56,108
Less: Valuation allowance	(71,184)	(56,108)
Net deferred tax assets	$—	$—

The valuation allowance increased by $15,076,000, $12,193,000 and $15,927,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $171,199,000, which begin to expire in 2027, and state net operating loss carryforwards of approximately $161,235,000, which begin to expire in 2015.

As of December 31, 2015, the Company had federal research and development credit carryforwards of approximately $2,118,000, which expire in the years 2027 through 2035, and state research and development credit carryforwards of approximately $2,247,000. The state research and development credit can be carried forward indefinitely.

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

The Company had unrecognized tax benefits of approximately $3,902,000 and $1,121,000, as of December 31, 2015 and 2014, of which $2,792,000 and $924,000, respectively, would affect the effective tax rate if recognized, before consideration of the valuation allowance.

A reconciliation of the unrecognized tax benefits from January 1, 2013 through December 31, 2015 is as follows (in thousands):

	As of December 31,
	2015	2014	2013

Balance at beginning of year	$1,121	$919	$592
Additions based on tax positions related to current year	2,593	202	165
Additions for tax positions of prior years	188	—	162
Balance at end of year	$3,902	$1,121	$919

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

15. Related-Party Transactions

The Company entered into an agreement with JBS Consulting, LLC (“JBS Consulting”) regarding the use of a private aircraft owned by JBS Consulting for company business-related travel by the Company’s directors, officers and employees. Dr. John B. Simpson, the Company’s founder and the Executive Chairman of the Board of Directors, is the president and managing officer of JBS Consulting. Pursuant to the agreement, JBS Consulting will be reimbursed for the cost of first class airfare for all flights in connection with company business-related travel by Dr. John B. Simpson and the cost of coach airfare for all flights in connection with company business-related travel by other directors, officers, and employees. For the years ended December 31, 2015, 2014 and 2013, JBS Consulting provided private plane service to the Company totaling approximately none, none and  $568,000, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Company purchased marketing services from Recreation, Inc., a brand strategy and design agency headquartered in San Francisco, California for $1,016,000, $984,000 and $107,000, respectively.  John D. Simpson, the Company’s Vice President of Business Development, was the Chief Executive Officer of Recreation, Inc. until March 2015 and is the son of Dr. John B. Simpson, the Company’s founder and the Executive Chairman of the Board of Directors. As of December 31, 2015 and 2014, amounts due to Recreation, Inc., included in accounts payable and accrued liabilities, were $76,000 and $298,000, respectively.

During the years ended December 31, 2015, 2014 and 2013, Baysinger Search & Associates, Inc., a company whose management includes the wife of the Company’s then-Vice President of Sales, provided recruiting services to the Company totaling approximately none, none and $146,000.

From October 2013 through July 2014, the Company entered into convertible notes with certain investors, including existing stockholders, some members of the Board of Directors and their affiliated companies and some members of management for a total aggregate principal amount of $18,192,000 (Note 8) and issued warrants to purchase shares of the Company’s common stock at an exercise price of $12.60 per share. The issuance of $5,122,000 of the total aggregate principal amount of the convertible notes was considered a related-party transaction. In September 2015, the Company repaid all amounts outstanding under the convertible notes. As of December 31, 2015 and 2014, the carrying value of the related-party convertible notes was none and $2,793,000, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $388,000, $1,021,000 and $140,000, respectively, of interest expense related to the related-party convertible notes within interest expense in the Company’s statements of operations and comprehensive loss.

In April 2015, the Company entered into an agreement with Chansu Consulting, LLC (“Chansu”) to provide consulting services related to regulatory affairs. The General Partner of Chansu is the son-in-law of Dr. John B. Simpson, the Company’s founder and the Executive Chairman of the Board of Directors. For the year ended December 31, 2015, Chansu provided regulatory consulting services of $17,000. As of December 31, 2015 there were no amounts due to Chansu included in accounts payable and accrued liabilities.

16. 401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 90% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan, and may make a discretionary employer contribution to each eligible employee each year. Eligible employees vest in the Company’s contributions over a graded four year schedule. To date, the Company has made no contributions to the 401(k) plan.

17. Subsequent Events

2015 Equity Incentive Plan

In January 2016, the number of shares of common stock authorized for issuance under the 2015 Plan was automatically increased by 632,176 shares, which was ratified by the Company’s Board of Directors.

2015 Employee Stock Purchase Plan

In January 2016, the number of shares of common stock authorized for issuance under the 2015 ESPP was automatically increased by 189,653 shares, which was ratified by the Company’s Board of Directors.

Entry into Sales Agreement

On February 3, 2016, the Company entered into a Sales Agreement with Cowen, as sales agent, pursuant to which it may, at its discretion, issue and sell common stock from time to time with an aggregate value of up to $50,000,000 in an at-the-market offering.  All sales of shares will be made pursuant to a shelf registration statement that was filed on February 3, 2016, which has not yet been declared effective by the SEC.  Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds.  The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary.  Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. Pursuant to the Securities Purchase Agreement, the shelf registration statement also covers the resale of the shares sold to CRG.

Facility Lease Commitments

In March 2016, the Company amended its facility operating lease to extend the lease term for a period of three years from December 1, 2016, until November 30, 2019. Under the terms of the amended facility lease agreement, the Company is obligated to pay approximately $5,738,000 in lease payments through November 2019 over the term of the amended agreement.

18.          Selected Quarterly Financial Information (Unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2015. This data has been derived from unaudited financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period.  Net loss per share for all periods presented has been retroactively adjusted to reflect the 1-for-45 reverse stock split effected on January 28, 2015 (in thousands, except per share data):

	Three Months Ended				Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2015	2015	2015	2015	2014	2014	2014	2014

Revenues	$2,088	$3,047	$2,721	$2,857	$2,119	$3,389	$2,632	$3,073
Gross profit	800	1,413	971	1,051	616	1,421	1,161	1,502
Operating expenses	10,225	10,496	10,847	13,357	6,995	6,949	7,306	8,477
Net loss	(12,801)	(10,220)	(13,250)	(13,456)	(7,971)	(7,078)	(8,780)	(8,135)
Net loss per share, basic and diluted	$(1.53)	$(0.83)	$(1.08)	$(1.07)	$(33.21)	$(29.37)	$(36.43)	$(33.62)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 7, 2016	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2016	/s/ MATTHEW B. FERGUSON
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

Signature	Title	Date

/s/ JEFFREY M. SOINSKI	Chief Executive Officer (Principal Executive Officer); Director	March 7, 2016
Jeffrey M. Soinski

/s/ MATTHEW B. FERGUSON	Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)	March 7, 2016
Matthew B. Ferguson

/s/ DONALD A. LUCAS	Director	March 7, 2016
Donald A. Lucas

/s/ JOHN B. SIMPSON	Executive Chairman of the Board of Directors; Director	March 7, 2016
John B. Simpson, Ph.D., M.D.

/s/ JAMES B. MCELWEE	Director	March 7, 2016
James B. McElwee

/s/ JAMES G. CULLEN	Director	March 7, 2016
James G. Cullen

/s/ THOMAS J. FOGARTY	Director	March 7, 2016
Thomas J. Fogarty

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
4.1 (2)	Specimen Common Stock certificate of the registrant.
10.1 (3)	Form of Indemnification Agreement for directors and executive officers.
10.2 (4)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3 (4)	2014 Preferred Stock Plan.
10.4 (3)	2015 Equity Incentive Plan.
10.5 (3)	Form of Restricted Stock Unit Award Agreement.
10.6 (3)	Form of Stock Option Agreement.
10.7 (3)	2015 Employee Stock Purchase Plan.
10.8 (3)	Executive Incentive Compensation Plan.
10.9 (4)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.
10.10 (4)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (4)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12	Second Amendment to Lease Agreement dated March 4, 2016 by and between registrant and HCP LS Redwood City, LLC.
10.13 (4)	Credit Agreement dated April 18, 2013 by and between registrant and PDL Biopharma.
10.14 (4)	Security Agreement dated April 18, 2013 by and between registrant and PDL BioPharma.
10.15 (4)	Employment Letter dated November 5, 2014 by and between registrant and John B. Simpson.
10.16 (4)	Employment Letter dated April 2, 2014 by and between registrant and John D. Simpson.
10.17 (4)	Employment Letter dated December 29, 2010 by and between registrant and Matthew B. Ferguson.
10.18 (4)	Employment Letter dated November 28, 2011 by and between registrant and Sougata Banerjee.
10.19 (4)	Change of Control and Severance Agreement dated March 1, 2012 by and between registrant and John B. Simpson.
10.20 (4)	Change of Control and Severance Agreement dated March 1, 2012 by and between registrant and Matthew B. Ferguson.
10.21 (4)	Change of Control and Severance Agreement dated March 1, 2012 by and between registrant and Sougata Banerjee.
10.22 (4)	Employment Letter dated December 17, 2014 by and between registrant and Jeffrey M. Soinski.
10.23 (3)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between registrant and holders of convertible promissory notes.
10.24 (3)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between registrant and holders of convertible promissory notes.
10.25 (5)

Term Loan Agreement, dated as of September 22, 2015, by and among Avinger, Inc., certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.26 (5)	Securities Purchase Agreement, dated as of September 22, 2015, by and among Avinger, Inc., and CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.27(6)	Sales Agreement dated as of February 3, 2016, between the Registrant and Cowen and Company, LLC
12.1	Statement re Computation of Ratio of Earnings to Fixed Charges and Preference Dividends.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as

adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.

(2)

Previously filed as an Exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201322) filed with the Securities and Exchange Commission on January 28, 2015, and incorporated by reference herein.

(3)

Previously filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201322) filed with the Securities and Exchange Commission on January 20, 2015, and incorporated by reference herein.

(4)

Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-201322), filed with the Securities and Exchange Commission on December 30, 2014, and incorporated by reference herein.

(5)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.

(6)

Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-209368), filed with the Securities and Exchange Commission on February 3, 2016, and incorporated by reference herein.