Form 10-Q
period 2016-03-31
Avinger Inc
filed 2016-05-09
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of May 2, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,693,485.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$26,882	$43,059
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2016 and December 31, 2015	4,036	2,060
Inventories	6,540	5,405
Prepaid expenses and other current assets	1,048	533
Total current assets	38,506	51,057

Property and equipment, net	3,207	2,822
Other assets	453	225
Total assets	$42,166	$54,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,312	$1,113
Accrued compensation	3,349	3,083
Accrued expenses and other current liabilities	3,413	3,285
Total current liabilities	9,074	7,481

Borrowings, net of current portion	29,976	29,565
Other long-term liablities	1,298	1,469
Total liabilities	40,348	38,515

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock issuable in series, par value of $0.001 Shares authorized: 5,000,000 at March 31, 2016 and December 31, 2015 Shares issued and outstanding: none at March 31, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 Shares authorized: 100,000,000 at March 31, 2016 and December 31, 2015 Shares issued and outstanding: 12,693,485 at March 31, 2016 and 12,643,538 at December 31, 2015	13	13
Additional paid-in capital	214,233	211,837
Accumulated deficit	(212,428)	(196,261)
Total stockholders’ equity	1,818	15,589
Total liabilities and stockholders’ equity	$42,166	$54,104

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$4,539	$2,088
Cost of revenues	3,360	1,288
Gross profit	1,179	800
Operating expenses:
Research and development	4,047	3,860
Selling, general and administrative	12,161	6,365
Total operating expenses	16,208	10,225
Loss from operations	(15,029)	(9,425)

Interest income	33	3
Interest expense	(1,172)	(1,323)
Other income (expense), net	1	329
Loss before provision for income taxes	(16,167)	(10,416)
Provision for income taxes	—	1
Net loss and comprehensive loss	(16,167)	(10,417)
Adjustment to net loss resulting from convertible preferred stock modification	—	(2,384)
Net loss and comprehensive loss attributable to common stockholders	$(16,167)	$(12,801)

Net loss attributable to common stockholders per share, basic and diluted	$(1.28)	$(1.53)

Weighted average common shares used to compute net loss per share, basic and diluted	12,669	8,373

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(16,167)	$(10,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	317
Amortization of debt issuance costs and debt discount	47	50
Stock-based compensation	1,978	1,232
Remeasurement of warrant liability and embedded derivatives	—	(344)
Noncash interest expense and other charges	371	487
Provision for excess and obsolete inventories	294	(8)
Changes in operating assets and liabilities:
Accounts receivable	(1,976)	775
Inventories	(1,794)	(133)
Prepaid expenses and other current assets	(516)	(1,058)
Other assets	(135)	—
Accounts payable	1,145	642
Accrued compensation	267	212
Accrued expenses and other current liabilities	136	388
Other long-term liabilities and accrued interest	(179)	(64)
Net cash used in operating activities	(16,193)	(7,921)

Cash flows from investing activities
Purchase of property and equipment	(301)	(208)
Net cash used in investing activities	(301)	(208)

Cash flows from financing activities
Principal paydown of capital lease obligations	(9)	(4)
Payments on deferred offering costs	(93)	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	6,176
Proceeds from initial public offering, net of issuance costs	—	58,745
Proceeds from the exercise of common stock warrants	—	300
Proceeds from the issuance of common stock	419	—
Net cash provided by financing activities	317	65,217

Net change in cash and cash equivalents	(16,177)	57,088
Cash and cash equivalents, beginning of period	43,059	12,316
Cash and cash equivalents, end of period	$26,882	$69,404

Supplemental disclosure of cash flow information
Cash paid for interest	$957	$55

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$137,632
Accounts payable for purchases of property and equipment	54	37
Modification of convertible preferred stock	—	2,384
Vesting of common stock subject to repurchase	—	2
Issuance of common stock warrants	—	804
Transfer between inventory and property and equipment	365	87

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

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2016, the Company had an accumulated deficit of $212,428,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $26,882,000 at March 31, 2016, expected revenues, the additional $10,000,000 available under the loan agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”) and the net proceeds from the follow-on public offering the Company intends to conduct whereby it may issue and sell shares of common stock will be sufficient to allow the Company to fund its current operations until at least December 31, 2016. The Company is eligible to borrow the additional $10,000,000 in principal amount from CRG, on or prior to June 30, 2016.  Consistent with its 2016 operating plan, the Company will need to acquire additional funding in the form of debt financing or additional equity issuances to make strategic investments in its business, however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development, commercialization and marketing of its products and scale back its business and operations. The Company’s ultimate success will largely depend on its ability to successfully commercialize its products and its ability to raise additional funding.

Initial Public Offering

In January 2015, the Company issued and sold 5,000,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $13.00 per share, for net proceeds of approximately $56,897,000 after deducting underwriting discounts and commissions of approximately $4,550,000 and expenses of approximately $3,553,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock resulting in the reclassification of $137,626,000 from outside of stockholders’ equity to additional paid-in capital.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our financial information. The results for the three months ended March 31, 2016, are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for any other interim period or for any future year. The December 31, 2015 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 7, 2016. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuation of compound embedded derivatives, provisions for doubtful accounts receivable and excess and obsolete inventories, clinical trial accruals, and its reserves for sales returns and warranty costs. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2016 and December 31, 2015. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of its borrowings approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of March 31, 2016 and December 31, 2015, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of March 31, 2016 and December 31, 2015. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2016 and December 31, 2015.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At March 31, 2016 and December 31, 2015, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2016 and 2015, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

The Company manufactures its commercial products in-house, including Pantheris and the Ocelot family of catheters. Certain of the Company’s product components and sub-assemblies continue to be manufactured by sole suppliers. Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

The Company is subject to certain risks, including that its devices may not be approved or cleared for marketing by governmental authorities or be successfully marketed. There can be no assurance that the Company’s products will achieve widespread adoption in the marketplace, nor can there be any assurance that existing devices or any future devices can be developed or manufactured at an acceptable cost and with appropriate performance characteristics. The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, dependence upon third-party payors to provide adequate coverage and reimbursement, dependence on key personnel and suppliers, protection of proprietary technology, product liability claims, and compliance with government regulations.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to an offering of equity securities, were capitalized. As of March 31, 2016, $248,000 of deferred offering costs were capitalized in other assets on the balance sheet, of which $93,000 had been paid. Deferred offering costs of $29,000 were capitalized as of December 31, 2015.

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into a Sales Agreement with Cowen and Company (“Cowen”), pursuant to which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016, no shares of common stock have been sold under the Sales Agreement with Cowen to date.

Convertible Preferred Stock

Prior to its IPO the Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs and classified the convertible preferred stock outside of stockholders’ equity on the balance sheets as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock resulting in the reclassification of $137,626,000 from outside of stockholders’ equity to additional paid-in capital.

Embedded Derivative Instruments

The Company issued convertible notes in 2013 and 2014 that included features which were determined to be embedded derivatives requiring bifurcation and separate accounting. Prior to their extinguishment in September 2015, the Company recorded a compound derivative asset or liability related to redemption features embedded within its outstanding convertible notes. The embedded derivatives were initially recorded at fair value and are subject to remeasurement as of each balance sheet date. Any change in fair value is recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. In September 2015, the Company repaid the outstanding convertible notes and accrued interest obligations in their entirety. Accordingly, the associated current fair value of the embedded derivative asset was expensed as a component of other income (expense), net in the statements of operations and comprehensive loss at that time.

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

Product Warranty Costs

The Company typically offers a one-year warranty for parts and labor on its products commencing upon the transfer of title and risk of loss to the customer. The Company accrues for the estimated cost of product warranties upon invoicing its customers, based on historical results. Warranty costs are reflected in the statement of operations and comprehensive loss as a cost of revenues. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. Periodically the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Warranty provisions and claims are summarized as follows (in thousands):

Amount

Balance at December 31, 2015	$70
Warranty provision	288
Usage/Release	(21)

Balance at March 31, 2016	$337

Common Stock Valuation and Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSUs”) and shares issued under the employee stock purchase plan, based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. Because noncash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. The Company estimates a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. As applicable, common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, there were no common stock shares subject to repurchase excluded from the calculations as of March 31, 2016 and December 31, 2015. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential dilutive common shares would have been anti-dilutive.

Prior to its IPO in January 2015, the Company calculated its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities.  The shares of the Company’s convertible preferred stock participated in any dividends declared by the Company and were therefore considered to be participating securities. The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(16,167)	$(10,417)
Adjustment to net loss resulting from convertible preferred stock modification	—	(2,384)
Net loss attributable to common stockholders	$(16,167)	$(12,801)
Weighted average common stock outstanding	12,669	8,373
Net loss attributable to common stockholders per share, basic and diluted	$(1.28)	$(1.53)

In addition to the convertible notes outstanding as of March 31, 2015 (Note 6), the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	March 31,
	2016	2015

Common stock options	3,840,226	3,035,348
Unvested restricted stock units	276,608	—
Common stock warrants	2,152,117	2,213,395
	6,268,951	5,248,743

Comprehensive Loss

For the three months ended March 31, 2016 and 2015, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended March 31, 2016 and 2015, 99% of the Company’s revenues, were in the United States, based on the shipping location of the external customer.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), jointly with the International Accounting Standards Board, issued a comprehensive new standard on recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, FASB voted to delay the effective date of the new standard by one year. As such the standard will become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of its adoption and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company’s annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted.  The Company has not elected to early adopt this standard.  When adopted, ASU 2014-15 will require Management’s evaluation to be based on relevant conditions and events that are known or reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Under ASU 2014-15 substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).

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

In February 2016, the FASB issued an ASU that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on the classification as a finance or operating lease. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect that the ASU will have on its financial statements and related footnote disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effect that this guidance will have on its financial statements and related footnote disclosures.

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

As of March 31, 2016 and December 31, 2015, cash equivalents were all categorized as Level 1 and consisted of money market funds. In 2013 and 2014 the Company issued convertible notes containing redemption features which were determined to be a compound embedded derivative which, prior to their extinguishment in September 2015, required fair value accounting (Note 6). The embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. Upon the extinguishment of the convertible notes in September 2015, the fair value of the compound embedded derivatives at the date of extinguishment was expensed to other income (expense), net. Subsequent to September 2015, there were no changes in fair value.

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2016 and 2015.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$3,726	$2,662
Work-in-process	194	372
Finished products	2,620	2,371
Total inventories	$6,540	$5,405

5. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company may borrow up to $50,000,000 in principal amount from CRG on or before December 31, 2016. The Company borrowed $30,000,000 on September 22, 2015. Upon FDA approval of the 510(k) for Pantheris the Company became eligible to borrow an additional $10,000,000 in principal amount, on or prior to June 30, 2016. The Company may borrow an additional $10,000,000 in principal amount, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company makes quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, the Company may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date the Company have elected the PIK interest option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

The Company may voluntarily prepay the loan in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amount borrowed plus any PIK is payable at the end of the term or when the loan is repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The term loan is collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that the Company maintains a minimum of $5,000,000 of cash and certain cash equivalents, and the Company must achieve minimum revenue of $7,000,000 in 2015, with the target minimum revenue increasing in each year thereafter until reaching $70,000,000 in 2020 and in each year thereafter, as applicable. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of March 31, 2016, the Company was in compliance with all applicable covenants. As of March 31, 2016, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2016	$—
2017	—
2018	—
2019	7,500
2020 and thereafter	22,500
30,000
Add: Accretion of closing fees	130
Add: PIK	640
30,770
Less: Amount representing debt financing costs	(794)
Borrowings, net of current portion	$29,976

Contemporaneous with the execution of the Loan Agreement, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with CRG allowing it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $13.97 yielding a $0.387 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the Security Purchase Agreement based on the relative fair values of each security.  The portion of the premium allocated to the borrowings is being amortized over the term of the Loan Agreement. Pursuant to the Securities Purchase Agreement, the Company filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Security Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2016, the balance of the debt discount was $794,000.

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

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interest obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2015, is used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $2,107,000 and $2,303,000, representing the net present value of the future minimum royalty obligation as of March 31, 2016 and December 31, 2015, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of March 31, 2016 and December 31, 2015, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion, on the balance sheet.

Additionally, until there are no further obligations to periodically pay PDL a percentage of our net revenue, the Company must comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company was in compliance with the covenants under the Agreement as of March 31, 2016.

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

7. Capital Leases

Capital lease obligations consist of leased office equipment. As of March 31, 2016 and December 31, 2015, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $56,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of March 31, 2016, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2016	$19
2017	26
2018	13
2019	1
Total minimum payments	59
Less: Amount representing future interest	3
Present value of minimum lease payments	$56

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts have been reflected as deferred rent and are being amortized as a reduction to rent expense over the original term of the Company’s operating lease. Rent expense was $230,000 for the three months ended March 31, 2016 and 2015.

The future minimum lease payments as of March 31, 2016, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2016	$853
2017	113
2018	117
2019	110
Total minimum lease payments	$1,193

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $4,568,000 and $4,347,000 as of March 31, 2016 and December 31, 2015, respectively.

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

Legal Proceedings

The Company was not party to any legal proceedings at March 31, 2016 and December 31, 2015. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

9. Stockholders’ Equity

Preferred Stock

At March 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At March 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 12,693,485 shares were issued and outstanding.

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

The warrants are immediately exercisable, at an exercise price per share of $12.60, and expire upon the earlier of September 2, 2019 or upon the consummation of a change of control of the Company. The Company determined that these common stock warrants meet the requirements for equity classification. The common stock warrants were recorded at their allocated fair value within stockholders’ equity.

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

As of March 31, 2016 and December 31, 2015, warrants to purchase an aggregate of 2,152,117 and 2,193,507 shares of common stock were outstanding, respectively.

The Company determined that the amendment to the Series E Convertible Preferred Stock Purchase agreement should be accounted for as a modification.  Accordingly, the incremental fair value from the modification, the additional warrants to purchase 632,381 shares of common stock warrants, of $2,384,000, was recorded as an increase to stockholders’ equity and as an adjustment to net loss attributable to common stockholders in the Company’s statement of operations and comprehensive loss for the three months ended March 31, 2015. This amount represents a return to the preferred stockholders and is treated in a manner similar to the treatment of dividends paid to holders of preferred stock in the computation of earnings per share.  As a result, the “deemed dividend” is subtracted from net loss available to common stockholders in reconciling net loss to net loss available for common stockholders.

Stock Plans

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of ISOs to employees and for the grant of NSOs, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the 2015 Plan was increased by 632,176 shares of common stock. As of March 31, 2016, 1,037,487 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2015	3,356,981	$7.53	$50,970
Options granted	527,212	$13.00
Options exercised	(1,944)	$4.50
Options cancelled	(42,023)	$13.05
Balance at March 31, 2016	3,840,226	$8.22	$12,890

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2016 and 2015 was $6.18 and $5.83 per share, respectively. As of March 31, 2016, the aggregate intrinsic value of options outstanding and vested was $4,123,000. The aggregate intrinsic value of options exercised was $13,000 and none during the three months ended March 31, 2016 and 2015, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three months ended March 31, 2016 and 2015.

At March 31, 2016 and at December 31, 2015, there were 1,063,654 and 878,948 shares, respectively, vested with a weighted-average exercise price of $7.26 and $7.46 per share, respectively, and a weighted average contractual life of 8.12 and 8.24 years, respectively.

The Company’s RSUs vest annually over four years in equal increments. No RSUs vested during the three months ended March 31, 2016. A summary of all RSU activity for the three months ended March 31, 2016 is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2015	92,946	$19.61
Awarded	185,500	$12.98
Forfeited	(1,838)	$19.61
Awards outstanding at March 31, 2016	276,608	$15.16	3.81 years	$2,650

As of March 31, 2016, $4,045,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.79 years. The Company used the closing market price of $9.58 per share at March 31, 2016, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 500,000 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the ESPP was increased by 189,653 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of March 31, 2016, approximately 625,000 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $93,000 and $23,000 in stock-based compensation expense related to the ESPP for the three months ended March 31, 2016 and 2015, respectively.

10. Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, RSUs and shares issued under the ESPP, based on the grant-date estimated fair value. The Company estimates the fair value of stock options and shares issued under the ESPP on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the Company’s common stock, and the volatility over the expected term of the awards. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to the Company’s IPO in January 2015, due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, stage of development, risk profile, and position within the industry as well as selecting companies with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. Following the closing of the Company’s IPO, the Company supplements its own available company specific historical volatility with the volatility of the previously selected peer group of publicly traded companies. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

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

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (years)	6.0	6.3
Expected volatility	49.0%	55.0%
Risk-free interest rate	1.5%	1.7%
Dividend rate	—	—

As of March 31, 2016 and December 31, 2015, the total unamortized compensation expense related to stock-based awards granted to employees and directors was $18,249,000 and $16,871,000, which is expected to be amortized over the next 3.0 and 3.2 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following average assumptions for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Expected term (years)	0.5	0.5
Expected volatility	61.4%	47.2%
Risk-free interest rate	0.38%	0.07%
Dividend rate	—	—

Total stock-based compensation expense recognized during the three months ended March 31, 2016 and 2015, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$132	$60
Research and development expenses	681	552
Selling, general and administrative expenses	1,165	620
	$1,978	$1,232

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

We began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $4.5 million in the three months ended March 31, 2016 and $2.1 million in the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, our net loss was $16.2 million and $12.8 million, respectively. We have not been profitable since inception and as of March 31, 2016, our accumulated deficit was $212.4 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into a Sales Agreement with Cowen and Company, or Cowen, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million.  The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016, and no shares of common stock have been sold under the Sales Agreement with Cowen to date.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select European markets. We expect our revenues to increase as we continue to expand our sales and marketing infrastructure and introduce new Lumivascular platform products including Pantheris. No single customer accounted for more than 10% of our revenues during the three months ended March 31, 2016 and 2015.

We expect our revenues to increase in 2016 as we expand the commercial launch of Pantheris in the United States. However, revenues may fluctuate from quarter to quarter due to a variety of factors including customer capital equipment purchasing patterns that are typically heavier towards the end of the calendar year and lighter in the first quarter. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of costs related to manufacturing overhead, materials and direct labor. We expense all warranty costs and inventory provisions as cost of revenues. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. A significant portion of our cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. Cost of revenues also includes depreciation expense for production equipment, depreciation and related maintenance expense for leased equipment held by customers and certain direct costs such as those incurred for shipping our products. We expect cost of revenues to increase in absolute dollars to the extent our revenues grow and as we continue to invest in our operational infrastructure to support anticipated growth.

We calculate gross margin as gross profit divided by revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. In the future, we may seek to manufacture certain of our products outside the United States to further reduce costs. Our gross margin will likely fluctuate from quarter to quarter due, among other things, to the mix of products sold, manufacturing levels and manufacturing yields and as we continue to introduce new products and sales channels, and as we adopt new manufacturing processes and technologies.

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

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, devices used for demonstration purposes by our sales and marketing personnel, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, a 2.3% tax on U.S. sales of medical devices, general corporate expenses and allocated facilities-related expenses. Effective January 1, 2016, the excise tax of 2.3% on U.S sales of medical devices has been suspended for two years. We expect to continue to grow our sales force in order to support current customers and attract new users of our Lumivascular platform products. We believe that expanding our U.S. sales infrastructure and establishing distributor relationships in select regions outside the United States will drive further adoption of our Lumivascular platform. We expect SG&A expenses to decrease in absolute dollars and as a percentage of revenues through at least the remainder of 2016, as certain expenses related to the commercial launch of Pantheris are not continued and as revenues are anticipated to increase.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consisted of gains and losses resulting from the remeasurement of the fair value of the compound embedded derivative instrument associated with our convertible promissory notes, or the notes, which were repaid in full in September 2015, and the loss on the extinguishment of the notes. We continued to record adjustments to the estimated fair value of the compound embedded derivative instrument associated with the notes until the notes were repaid in September 2015. Upon extinguishment of the notes, the associated current fair value of the embedded derivative asset was expensed to other income (expense), net.

Results of Operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues	$4,539	$2,088
Cost of revenues	3,360	1,288
Gross profit	1,179	800
Gross margin	26%	38%
Operating expenses:
Research and development	4,047	3,860
Selling, general and administrative	12,161	6,365
Total operating expenses	16,208	10,225
Loss from operations	(15,029)	(9,425)

Interest income (expense), net	(1,139)	(1,320)
Other income (expense), net	1	329
Loss before provision for income taxes	(16,167)	(10,416)
Provision for income taxes	—	1
Net loss and comprehensive loss	$(16,167)	$(10,417)

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues.  Revenues increased $2.4 million, or 117%, to $4.5 million during the three months ended March 31, 2016, compared to $2.1 million during the three months ended March 31, 2015. For the three months ended March 31, 2016, revenues related to our Lightbox imaging console increased by 100% to $1.2 million and sales of our disposable catheters increased by 125% to $3.3 million. The increased revenues in 2016 reflects the commercial launch of Pantheris in March 2016 and our continuing commercial focus on our Lumivascular programs to broaden physician exposure to optical coherence tomography, or OCT, image interpretation and building the installed base of the Lightbox imaging console.

Cost of Revenues and Gross Margin.  Cost of revenues increased $2.1 million, or 161%, to $3.4 million during the three months ended March 31, 2016, compared to $1.3 million during the three months ended March 31, 2015. This increase was attributable to our increased sales and increases in manufacturing overhead costs as we invest in operational infrastructure to support anticipated growth and the commercial launch of Pantheris. Gross margin for the three months ended March 31, 2016 was 26%, compared to 38% in the three months ended March 31, 2015. This decrease was primarily attributable to increases in manufacturing overhead costs as we invested in operational infrastructure to support anticipated growth and the commercial launch of Pantheris. Gross margin was also negatively impacted by an increase of $0.3 million related to warranty expense and a $0.3 million charge in the three months ended March 31, 2016 for excess and obsolescence predominantly related to our Pantheris inventories.

Research and Development Expenses.  R&D expenses increased $0.1 million, or 5%, to $4.0 million during the three months ended March 31, 2016, compared to $3.9 million during the three months ended March 31, 2015. This increase was primarily due to a $0.2 million increase in personnel-related expenses and an increase of $0.1 million increase in product development materials and related costs, partially offset by a $0.2 million decrease in outside services and depreciation. Personnel-related expenses included stock-based compensation expense of $0.7 million compared to $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses.  SG&A expenses increased $5.8 million, or 91%, to $12.2 million during the three months ended March 31, 2016, compared to $6.4 million during the three months ended March 31, 2015. This increase was primarily due to a $4.3 million increase in personnel-related expenses and an increase of $1.3 million in marketing costs. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $1.2 million compared to $0.6 million for the three months ended March 31, 2016 and 2015, respectively. Increases in our marketing costs were associated with pre-commercial preparation expenses primarily relating to $1.1 million of Pantheris devices being designated as training and demonstration units for use by our sales and marketing personnel.

Interest Income (Expense), Net.  Interest expense, net decreased $0.2 million, or 14%, to an expense of $1.1 million during the three months ended March 31, 2016, compared to an expense of $1.3 million during the three months ended March 31, 2015. This decreased expense was attributable to the retirement of our outstanding principal and accrued interest with PDL, and extinguishment of the principal and accrued interest underlying our notes using the proceeds from the CRG borrowing and securities purchase in September 2015.

Other Income (Expense), Net.  Other income, net decreased $0.3 million to an income of $1,000, during the three months ended March 31, 2016, compared to an income of $0.3 million during the three months ended March 31, 2015. Other income for the three months ended March 31, 2015, was primarily attributable to the remeasurement of the fair value of the derivative instruments associated with our notes which were accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date through the date of their repayment in September 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $26.9 million and an accumulated deficit of $212.4 million, compared to cash and cash equivalents of $43.1 million and an accumulated deficit of $196.3 million as of December 31, 2015. We currently believe our existing cash and cash equivalents, expected revenues, debt financing currently available under our Loan Agreement with CRG and the net proceeds from the follow-on public offering we intend to conduct whereby we may issue and sell shares of common stock, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more additional follow-on public offerings or in separate financings, or sell additional debt securities or obtain an additional credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital were private placements of preferred stock, debt financing agreements and our IPO. In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and drawn down by us. Of the remaining $20.0 million, $10.0 million is currently available to us until June 30, 2016 and the remaining $10.0 million is contingent on the achievement of certain net revenue milestones prior to December 31, 2016, and if such milestones are achieved, the remaining amount may be drawn down until March 29, 2017. As of March 31, 2016, we had $30.0 million outstanding under the Loan Agreement. See section titled “Contractual Obligations.”

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in an at-the-market, or ATM, offering. The shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC, on March 8, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. Common stock sold in the ATM offering would be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. No shares of common stock have been sold under the Sales Agreement with Cowen to date.

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

Cash Flows

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,193)	$(7,921)
Investing activities	(301)	(208)
Financing activities	317	65,217
Net (decrease) increase in cash and cash equivalents	$(16,177)	$57,088

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $16.2 million, consisting primarily of a net loss of $16.2 million and an increase in net operating assets of $3.0 million, offset by non-cash charges of $3.0 million. The increase in net operating assets was primarily due to the commercial launch of Pantheris in March 2016 resulting in an increase in accounts receivable and inventories. The increase in net operating assets was also due to an increase in prepaids and other current assets, partially offset by an increase in accounts payable, due to timing of payments, and an increase in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG and increased reserve for excess and obsolescence in inventories.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended March 31, 2016 and 2015 was $0.3 million and $0.2 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2016 of $0.3 million primarily relates to $0.4 million proceeds from purchases under our employee stock purchase plan and proceeds from the exercise of stock options, partially offset by the cash paid for deferred offering costs of $0.1 million as of March 31, 2016.

Net cash provided by financing activities in the three months ended March 31, 2015 was $65.2 million, consisting of net proceeds of $58.7 million from the issuance of common stock related to our IPO and net proceeds of $6.2 million from the issuance of our Series E preferred stock. As of December 31, 2014, cash paid for deferred offering costs was $1.8 million.

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

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2016, except for the amendment to our facility operating lease in March 2016 to extend the lease term for a period of three years, from December 1, 2016, until November 30, 2019. Under the terms of the amended facility lease agreement, we are obligated to pay approximately $5.7 million in lease payments through November 2019 over the term of the amended agreement.

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

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we must achieve minimum revenue of $7.0 million in 2015, with the target minimum revenue increasing in each year thereafter until reaching $70,000,000 in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We were in compliance with the covenants under the Loan Agreement as of March 31, 2016.

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

Following the retirement of the PDL debt, our royalty obligations under the PDL credit agreement continue and are payable through the maturity date at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts, starting at $65,000 per quarter in 2013 and increasing annually to $310,000 per quarter in 2018. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. We were in compliance with the covenants under the credit agreement as of March 31, 2016.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.

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

Credit Risk

As of March 31, 2016 and December 31, 2015, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customer represented more than 10% of our accounts receivable as of March 31, 2016 and December 31, 2015.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  market acceptance of our Lumivascular platform and products, including Pantheris;

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $39.9 million in 2013, $32.0 million in 2014, $47.3 million in 2015, and $16.2 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of approximately $212.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business, predict our future prospects, assess the long-term performance of our products, and forecast our financial performance and growth.

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

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations.  Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have addressed certain of these concerns and plan to make additional product changes and improvements as a result of this feedback. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. We have incurred additional expenses as a result of having to make these product changes and improvements and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them.  Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of Pantheris and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA approval to market an enhanced version of Pantheris in March 2016.  As such, increased acceptance among physicians of these products may not occur. Our ability to successfully market Pantheris will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure you that demand for Pantheris and our other Lumivascular platform products will continue to grow and our products may not significantly penetrate current or new markets. Market demand for Pantheris and physician adoption of this product also may be negatively impacted by product performance issues that we have experienced and the need to replace certain products in accordance with our warranty policy. If demand for Pantheris and our other Lumivascular platform products do not increase as we anticipate and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize Pantheris, would harm our business, financial condition and results of operations.

We are also aware of certain characteristics and features of our Lumivascular platform that may prevent widespread market adoption. For example, the current model of Pantheris may require two physicians to operate the catheter and a technician to operate the Lightbox, potentially making it less financially attractive for physicians and their hospitals and medical facilities. It may take significant time and expense to modify our products to allow a single physician to operate the entire system and we can provide no guarantee that we will be able to make such modifications, or obtain any additional and necessary regulatory clearances for such modifications. Also, although the OCT images created by our Lightbox may make it possible for physicians to reduce the degree to which fluoroscopy and contrast dye are used when using our Lumivascular platform products compared to competing endovascular products, physicians are still using both fluoroscopy and contrast dye, particularly with Pantheris. As a result, risks of complications from radiation and contrast dye are still present and may limit the commercial success of our products. Finally, it will require training for technicians and physicians to effectively operate our Lumivascular platform products, including interpreting the OCT images created by our Lightbox, which may affect adoption of our products by physicians. These or other characteristics and features of our Lumivascular platform may cause our products not to be widely adopted and harm our business, financial condition and results of operation.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We believe that the net proceeds from the follow-on public offering we intend to conduct whereby we may issue and sell shares of common stock and, together with  our cash and cash equivalents at March 31, 2016 and expected revenues from operations and debt financing currently available under our Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds, or CRG, will be sufficient to satisfy our capital requirements and fund our operations for at least the next 12 months. We can provide no assurance that we will be successful in raising funds pursuant to a follow-on public offering or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. We will likely need additional funds through one or more additional follow-on public offerings or in separate financings to meet our operational needs and capital requirements for product development, clinical trials and commercialization.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings and our initial public offering, or IPO. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

As of March 31, 2016, we had $30.0 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, in each case subject to certain exceptions. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.

Our ability to compete is highly dependent on demonstrating the benefits of our Lumivascular platform to physicians, hospitals and patients.

In order to generate sales, we must be able to clearly demonstrate that our Lumivascular platform is both a more effective treatment system and more cost-effective than the alternatives offered by our competitors. If we are unable to convince physicians that our Lumivascular platform leads to significantly lower rates of restenosis, or narrowing of the artery, and leads to fewer adverse events during treatment than those using competing technologies, our business will suffer. In order to use Pantheris or our Ocelot family of catheters, hospitals must make an investment in our Lightbox. Accordingly, we must convince hospitals and physicians that our Lumivascular platform results in significantly better patient outcomes at a competitive overall cost. For example, we may need to demonstrate that the investment hospitals must make when purchasing our Lightbox and the incremental costs of having a technician or a second physician operate Pantheris can be justified based on the benefits to patients, physicians and hospitals. If we are unable to develop robust clinical data to support these claims, we will be unable to convince hospitals and third-party payors of these benefits and our business will suffer.

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

•                  delays or failure to obtain approval of our clinical trial protocols from the FDA or other regulatory authorities;

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales professionals. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2016, we held eight issued U.S. patents and had 20 U.S. utility patent applications and 2 PCT applications pending. As of March 31, 2016, we also had 12 issued patents outside of the United States. As of March 31, 2016, we had 37 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

In addition, we are required to timely file various reports with the FDA, including reports required by the MDRs that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. For example, to date we have submitted to the FDA 1) five MDRs regarding our Ocelot family of catheters, which included incidents of perforations and the removal of the guidewire coating and 2) one MDR regarding our Pantheris product, which was based on an interaction between the catheter and sheath as the catheter was being removed from the sheath.

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

Our manufacturing processes and those of our third-party suppliers are required to comply with the FDA’s QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our Lumivascular platform products. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenues to decline.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2013, in 2015 and in 2016 and found zero non-conformances. We can provide no assurance that we will continue to remain in compliance with the QSR. If the FDA, CDHS or BSI inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

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

Our research and development and manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. In addition, our research and development and manufacturing operations produce biological waste materials, such as human and animal tissue, and waste solvents, such as isopropyl alcohol. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

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

Our stock price has fluctuated since our IPO and is likely to continue to fluctuate substantially. As a result of this price fluctuation, investors may experience losses on their investments in our stock. In addition, the development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

•                  market acceptance of our Lumivascular platform and products, including Pantheris;

•                  the results of our clinical trials;

•                  changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•                  actual or anticipated fluctuations in our financial condition and operating results;

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

We maintain a shelf registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units, subscription rights or debt securities. We have also established, and may in the future establish, “at-the-market” offerings pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement. The Registration Statement was declared effective by the SEC on March 8, 2016. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG. Upon the effectiveness of the Registration Statement by the SEC, shares held by CRG may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of May 2, 2016, our directors, officers and their affiliates collectively control approximately 31.8% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources to address our internal control over financial reporting. During the course of preparing for our IPO, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2013 and 2012. The material weakness we identified related to not maintaining a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2016.

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

Avinger, Inc.
(Registrant)

Date: May 9, 2016	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1

Second Amendment to Lease Agreement dated March 4, 2016 by and between registrant and HCP LS Redwood City, LLC (incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016).

10.2

Sales Agreement dated as of February 3, 2016, between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 filed with the Registrant’s Registration Statement on Form S-3 (File No. 333-209368) filed with the Securities and Exchange Commission on February 3, 2016).

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