Form 10-Q
period 2016-06-30
Avinger Inc
filed 2016-08-05
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 12,842,491.

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

•                  our ability to obtain additional financing through our “at-the-market” program and follow-on public offering that we intend to conduct;

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

“Avinger,” “Pantheris,” and “Lumivascular” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are our property. Other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ™ symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$22,439	$43,059
Accounts receivable, net of allowance for doubtful accounts of $20 at June 30, 2016 and December 31, 2015	3,404	2,060
Inventories	6,927	5,405
Prepaid expenses and other current assets	1,081	533
Total current assets	33,851	51,057

Property and equipment, net	3,918	2,822
Other assets	422	225
Total assets	$38,191	$54,104

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$703	$1,113
Accrued compensation	2,265	3,083
Accrued expenses and other current liabilities	2,760	3,285
Total current liabilities	5,728	7,481

Borrowings	40,141	29,565
Other long-term liablities	1,057	1,469
Total liabilities	46,926	38,515

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock issuable in series, par value of $0.001 Shares authorized: 5,000,000 at June 30, 2016 and December 31, 2015 Shares issued and outstanding: none at June 30, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 Shares authorized: 100,000,000 at June 30, 2016 and December 31, 2015 Shares issued and outstanding: 12,836,144 at June 30, 2016 and 12,643,538 at December 31, 2015	13	13
Additional paid-in capital	217,175	211,837
Accumulated deficit	(225,923)	(196,261)
Total stockholders’ equity (deficit)	(8,735)	15,589
Total liabilities and stockholders’ equity (deficit)	$38,191	$54,104

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$4,680	$3,047	$9,219	$5,135
Cost of revenues	3,645	1,634	7,005	2,922
Gross profit	1,035	1,413	2,214	2,213

Operating expenses:
Research and development	3,867	3,951	7,914	7,812
Selling, general and administrative	9,461	6,545	21,622	12,910
Total operating expenses	13,328	10,496	29,536	20,722
Loss from operations	(12,293)	(9,083)	(27,322)	(18,509)

Interest income	28	9	61	12
Interest expense	(1,235)	(1,344)	(2,406)	(2,667)
Other income (expense), net	4	204	5	534
Loss before provision for income taxes	(13,496)	(10,214)	(29,662)	(20,630)
Provision for income taxes	—	6	—	7
Net loss and comprehensive loss	(13,496)	(10,220)	(29,662)	(20,637)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	—	(2,384)
Net loss and comprehensive loss attributable to common stockholders	$(13,496)	$(10,220)	$(29,662)	$(23,021)

Net loss attributable to common stockholders per share, basic and diluted	$(1.06)	$(0.83)	$(2.34)	$(2.23)

Weighted average common shares used to compute net loss per share, basic and diluted	12,734	12,240	12,702	10,317

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(29,662)	$(20,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	692	639
Amortization of debt issuance costs and debt discount	98	101
Stock-based compensation	3,588	2,480
Remeasurement of embedded derivatives	—	(547)
Noncash interest expense and other charges	767	907
Provision for excess and obsolete inventories	465	(7)
Changes in operating assets and liabilities:
Accounts receivable	(1,343)	417
Inventories	(3,033)	126
Prepaid expenses and other current assets	(549)	(810)
Other assets	(34)	(8)
Accounts payable	(422)	(25)
Accrued compensation	(818)	980
Accrued expenses and other current liabilities	(510)	(448)
Other long-term liabilities and accrued interest	(426)	(154)
Net cash used in operating activities	(31,187)	(16,986)

Cash flows from investing activities
Purchase of property and equipment	(729)	(107)
Restricted cash	—	255
Net cash provided by (used in) investing activities	(729)	148

Cash flows from financing activities
Principal paydown of capital lease obligations	(15)	(10)
Payments on deferred offering costs	(163)	—
Proceeds from borrowings, net of issuance costs	9,725	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	6,176
Proceeds from public offerings, net of issuance costs	1,252	58,745
Proceeds from the exercise of common stock warrants	—	308
Proceeds from the issuance of common stock	497	—
Net cash provided by financing activities	11,296	65,219

Net change in cash and cash equivalents	(20,620)	48,381
Cash and cash equivalents, beginning of period	43,059	12,316
Cash and cash equivalents, end of period	$22,439	$60,697

Supplemental disclosure of cash flow information
Cash paid for interest	$1,956	$1,257

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$137,632
Accounts payable for purchases of property and equipment	13	—
Modification of convertible preferred stock	—	2,384
Vesting of common stock subject to repurchase	—	16
Issuance of common stock warrants	—	804
Transfer between inventory and property and equipment	1,046	113

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

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2016, the Company had an accumulated deficit of $225,923,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $22,439,000 at June 30, 2016, expected revenues and the net proceeds from its “at-the-market” program and the follow-on public offering the Company intends to conduct whereby it may issue and sell shares of common stock will be sufficient to allow the Company to fund its current operations until at least March 31, 2017. Consistent with its 2016 operating plan, the Company will need to obtain additional funding in the form of debt financing or additional equity issuances to make strategic investments in, and continue to operate, its business, however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development, commercialization and marketing of its products and significantly scale back its business and operations. The Company’s ultimate success will largely depend on its ability to successfully commercialize its products and its ability to raise additional funding.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

On January 14, 2015, the Company’s Board of Directors (“Board of Directors”) approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-45 reverse stock split of the Company’s common stock and convertible preferred stock. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All common stock, convertible preferred stock, stock options and warrants, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The reverse stock split was effected on January 28, 2015.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2016, are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for any other interim period or for any future year. The December 31, 2015 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 7, 2016. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2016 and December 31, 2015. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of its borrowings approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of June 30, 2016 and December 31, 2015, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of June 30, 2016 and December 31, 2015. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2016 and December 31, 2015.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At June 30, 2016 and December 31, 2015, there were none and one customers that represented 10% or more of the Company’s accounts receivable, respectively. For the three and six months ended June 30, 2016 and 2015, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to an offering of equity securities, were capitalized. As of June 30, 2016, $217,000 of deferred offering costs were capitalized in other assets on the balance sheet, of which $163,000 had been paid. Deferred offering costs of $29,000 were capitalized as of December 31, 2015.

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”) in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three months ended June 30, 2016, the Company sold 125,214 shares of common stock under the “at-the-market” program at an average price of $11.20 and raised net proceeds of $1,252,000, after payment of $42,000 in commissions and fees to Cowen.

Convertible Preferred Stock

Prior to its IPO, the Company recorded its convertible preferred stock at fair value on the dates of issuance, net of issuance costs and classified the convertible preferred stock outside of stockholders’ equity (deficit) on the balance sheets as events triggering the liquidation preferences were not solely within the Company’s control. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock resulting in the reclassification of $137,626,000 from outside of stockholders’ equity (deficit) to additional paid-in capital.

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

Revenue Recognition

The Company’s revenues are derived from (1) sale of its Lightbox (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

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

For sales through distributors, the Company recognizes revenue when title to the product and the risk of loss transfers from the Company to the distributor. The distributors are responsible for all marketing, sales, training and warranty in their respective territories. The standard terms and conditions contained in the Company’s distribution agreements do not provide price protection or stock rotation rights to any of its distributors. In addition, its distributor agreements do not allow the distributor to return or exchange products, and the distributor is obligated to pay the Company upon invoice regardless of its ability to resell the product.

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

Amount

Balance at December 31, 2015	$70
Warranty provision	463
Usage/Release	(274)

Balance at June 30, 2016	$259

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. As applicable, common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, there were no common stock shares subject to repurchase excluded from the calculations as of June 30, 2016 and December 31, 2015. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential dilutive common shares would have been anti-dilutive.

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

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(13,496)	$(10,220)	$(29,662)	$(20,637)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	—	(2,384)
Net loss attributable to common stockholders	$(13,496)	$(10,220)	$(29,662)	$(23,021)
Weighted average common stock outstanding	12,734	12,240	12,702	10,317
Net loss attributable to common stockholders per share, basic and diluted	$(1.06)	$(0.83)	$(2.34)	$(2.23)

In addition to the convertible notes outstanding as of June 30, 2015 (Note 6), the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	June 30,
	2016	2015

Common stock options	3,801,543	3,104,358
Unvested restricted stock units	267,558	—
Common stock warrants	2,152,117	2,213,395
	6,221,218	5,317,753

Comprehensive Loss

For the three and six months ended June 30, 2016 and 2015, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended June 30, 2016 and 2015, 93.8% and 100.0% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer. For the six months ended June 30, 2016 and 2015, 96.8% and 99.7% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer.

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

As of June 30, 2016 and December 31, 2015, cash equivalents were all categorized as Level 1 and consisted of money market funds. In 2013 and 2014 the Company issued convertible notes containing redemption features which were determined to be a compound embedded derivative which, prior to their extinguishment in September 2015, required fair value accounting (Note 6). The embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. Upon the extinguishment of the convertible notes in September 2015, the fair value of the compound embedded derivatives at the date of extinguishment was expensed to other income (expense), net. Subsequent to September 2015, there were no changes in fair value.

There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2016 and 2015.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$3,529	$2,662
Work-in-process	454	372
Finished products	2,944	2,371
Total inventories	$6,927	$5,405

5. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company may borrow up to $50,000,000 in principal amount from CRG on or before March 29, 2017. The Company borrowed $30,000,000 on September 22, 2015. The Company borrowed an additional $10,000,000 on June 15, 2016 under the Loan Agreement. The Company may borrow an additional $10,000,000, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company makes quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, the Company may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, the Company has elected the PIK interest option to the extent available and has made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

The Company may voluntarily prepay the loan in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any PIK is payable at the end of the term or when the loan is repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The term loan is collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that the Company maintains a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve minimum revenue of $7,000,000 in 2015, and must achieve minimum revenue of $23,000,000 in 2016, $40,000,000 in 2017, $50,000,000 in 2018, $60,000,000 in 2019 and $70,000,000 in 2020 and in each year thereafter, as applicable. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. The Company is in compliance with all applicable covenants. As of June 30, 2016, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2016	$—
2017	—
2018	—
2019	10,000
2020 and thereafter	30,000
40,000
Add: Accretion of closing fees	199
Add: PIK	967
41,166
Less: Amount representing debt financing costs	(1,025)
Borrowings, net of current portion	$40,141

Contemporaneous with the execution of the Loan Agreement, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with CRG which allowed it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $13.97 yielding a $0.387 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the Securities Purchase Agreement based on the relative fair values of each security.  The portion of the premium allocated to the borrowings is being amortized over the term of the Loan Agreement. Pursuant to the Securities Purchase Agreement, the Company filed a shelf registration statement covering, among other things, the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Securities Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2016, the aggregate balance of the debt discount was $1,025,000.

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

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interest obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2015, is used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $1,902,000 and $2,303,000, representing the net present value of the future minimum royalty obligation as of June 30, 2016 and December 31, 2015, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of June 30, 2016 and December 31, 2015, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion, on the balance sheet.

Additionally, until there are no further obligations to periodically pay PDL a percentage of its net revenue in April 2018, the Company must comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company is in compliance with the covenants under the Agreement.

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

7. Capital Leases

Capital lease obligations consist of leased office equipment. As of June 30, 2016 and December 31, 2015, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $52,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of June 30, 2016, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2016	$14
2017	26
2018	13
2019	1
Total minimum payments	54
Less: Amount representing future interest	2
Present value of minimum lease payments	$52

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts have been reflected as deferred rent and are being amortized as a reduction to rent expense over the original term of the Company’s operating lease. In March 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $268,000 and $247,000 for the three months ended June 30, 2016 and 2015, and $490,000 and $477,000 for the six months ended June 30, 2016 and 2015, respectively.

Aggregate future minimum lease payments as of June 30, 2016, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2016	$692
2017	1,974
2018	2,034
2019	1,915
Total minimum lease payments	$6,615

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $5,493,000 and $4,347,000 as of June 30, 2016 and December 31, 2015, respectively.

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

Legal Proceedings

The Company was not party to any legal proceedings at June 30, 2016 and December 31, 2015. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

9. Stockholders’ Equity (Deficit)

Preferred Stock

At June 30, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At June 30, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 12,836,144 shares were issued and outstanding.

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

The warrants are immediately exercisable, at an exercise price per share of $12.60, and expire upon the earlier of September 2, 2019 or upon the consummation of a change of control of the Company. The Company determined that these common stock warrants meet the requirements for equity classification. The common stock warrants were recorded at their allocated fair value within stockholders’ equity (deficit).

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

As of June 30, 2016 and December 31, 2015, warrants to purchase an aggregate of 2,152,117 and 2,193,507 shares of common stock were outstanding, respectively.

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

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the 2015 Plan was increased by 632,176 shares of common stock. As of June 30, 2016, 1,067,775 shares were available for grant under the 2015 Plan.

Pursuant to the Plans, ISOs and NSOs may be granted with exercise prices at not less than 100% of the fair value of the common stock on the date of grant and the exercise price of ISOs granted to a stockholder, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be not less than 110% of the fair market value per share of common stock on the date of grant. The Company’s Board of Directors determines the vesting schedule of the options. Options granted generally vest over four years and expire ten years from the date of grant.

Stock option activity under the Plans is set forth below:

	Options Outstanding
		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2015	3,356,981	$7.53	$50,970
Options granted	605,097	$12.90
Options exercised	(19,389)	$4.50
Options cancelled	(141,146)	$11.52
Balance at June 30, 2016	3,801,543	$8.25	$18,624

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2016 was $6.15 per share. As of June 30, 2016, the aggregate intrinsic value of options outstanding and vested was $7,119,000. The aggregate intrinsic value of options exercised was $133,000 during the six months ended June 30, 2016. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and six months ended June 30, 2016 and 2015.

At June 30, 2016 and at December 31, 2015, there were 1,225,407 and 878,948 shares, respectively, vested with a weighted-average exercise price of $7.12 and $7.46 per share, respectively, and a weighted average contractual life of 7.93 and 8.24 years, respectively.

The Company’s RSUs vest annually over four years in equal increments. No RSUs vested during the six months ended June 30, 2016. A summary of all RSU activity for the six months ended June 30, 2016 is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2015	92,946	$19.61
Awarded	185,500	$12.98
Released	—	$—
Forfeited	(10,888)	$15.05
Awards outstanding at June 30, 2016	267,558	$15.20	3.56	$3,710

As of June 30, 2016, $3,710,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.54 years. The Company used the closing market price of $11.93 per share at June 30, 2016, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 500,000 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the ESPP was increased by 189,653 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of June 30, 2016, approximately 625,000 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $127,000 and $43,000 in stock-based compensation expense related to the ESPP for the three months ended June 30, 2016 and 2015, and $217,000 and $66,000 for the six months ended June 30, 2016 and 2015, respectively.

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

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	6.0	6.3	6.0	6.3
Expected volatility	49.9%	53.1%	49.1%	53.5%
Risk-free interest rate	1.4%	1.6%	1.5%	1.6%
Dividend rate	—	—	—	—

As of June 30, 2016 and December 31, 2015, the total unamortized compensation expense related to stock option awards granted to employees and directors was $16,438,000 and $16,871,000, which is expected to be amortized over the next 2.8 and 3.2 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months and Six Months Ended June 30,
	2016	2015
Expected term (years)	0.5	0.5
Expected volatility	61.4%	47.2%
Risk-free interest rate	0.38%	0.07%
Dividend rate	—	—

Total stock-based compensation expense related to stock-based awards recognized during the three and six months ended June 30, 2016 and 2015, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$107	$56	$239	$116
Research and development expenses	662	557	1,343	1,109
Selling, general and administrative expenses	841	635	2,006	1,255
	$1,610	$1,248	$3,588	$2,480

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

We began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $9.2 million in the six months ended June 30, 2016 and $5.1 million in the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, our net loss was $29.7 million and $20.6 million, respectively. We have not been profitable since inception and as of June 30, 2016, our accumulated deficit was $225.9 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we may borrow up to $50.0 million on or before March 29, 2017. We borrowed $30.0 million on September 22, 2015. We borrowed an additional $10.0 million on June 15, 2016 under the Loan Agreement. We may also borrow an additional $10.0 million, on or prior to March 29, 2017, contingent on achieving certain revenue milestones, among other conditions. Contemporaneous with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we were obligated to file a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million.  The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the three months ended June 30, 2016, we sold 125,214 shares of common stock under the “at-the-market” program at an average price of $11.20 and raised net proceeds of $1.3 million, after payment of $42,000 in commissions and fees to Cowen.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select European markets. We expect our revenues to increase as we continue to expand our sales and marketing infrastructure and introduce new Lumivascular platform products including Pantheris. No single customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2016 and 2015.

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

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, devices used for demonstration purposes by our sales and marketing personnel, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, a 2.3% tax on U.S. sales of medical devices, general corporate expenses and allocated facilities-related expenses. Effective January 1, 2016, the excise tax of 2.3% on U.S sales of medical devices has been suspended for two years. We expect to continue to grow our sales force in order to support current customers and attract new users of our Lumivascular platform products. We believe that expanding our U.S. sales infrastructure and establishing distributor relationships in select regions outside the United States will drive further adoption of our Lumivascular platform. We expect SG&A expenses to decrease in absolute dollars and as a percentage of revenues compared to the first half of 2016, as certain expenses related to the commercial launch of Pantheris are not continued and as revenues are anticipated to increase.

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)		(in thousands, except percentages)
Revenues	$4,680	$3,047	$9,219	$5,135
Cost of revenues	3,645	1,634	7,005	2,922
Gross profit	1,035	1,413	2,214	2,213
Gross margin	22%	46%	24%	43%

Operating expenses:
Research and development	3,867	3,951	7,914	7,812
Selling, general and administrative	9,461	6,545	21,622	12,910
Total operating expenses	13,328	10,496	29,536	20,722
Loss from operations	(12,293)	(9,083)	(27,322)	(18,509)

Interest income (expense), net	(1,207)	(1,335)	(2,345)	(2,655)
Other income (expense), net	4	204	5	534
Loss before provision for income taxes	(13,496)	(10,214)	(29,662)	(20,630)
Provision for income taxes	—	6	—	7
Net loss and comprehensive loss	$(13,496)	$(10,220)	$(29,662)	$(20,637)

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues.  Revenues increased $1.6 million, or 54%, to $4.7 million during the three months ended June 30, 2016, compared to $3.0 million during the three months ended June 30, 2015. For the three months ended June 30, 2016, revenues related to sales of our disposable catheters increased by 119% to $3.7 million while revenues related to our Lightbox imaging consoles decreased by 26% to $1.0 million. The increase in disposable catheter revenues in 2016 reflects the commercial launch of Pantheris in March 2016 and our continuing focus on Lumivascular programs to educate physicians on the benefits of optical coherence tomography, or OCT, and for training related to image interpretation. The decrease in Lightbox imaging consoles revenue relates to the increased flexibility in the Lightbox acquisition rental or placement programs being offered which resulted in a lower portion of accounts acquiring Lightboxes through up-front purchases, as we continue to focus on building the installed base of the Lightbox imaging consoles.

Cost of Revenues and Gross Margin.  Cost of revenues increased $2.0 million, or 123%, to $3.6 million during the three months ended June 30, 2016, compared to $1.6 million during the three months ended June 30, 2015. This increase was attributable to our increased sales and manufacturing overhead costs due to our significant investments in operational infrastructure to support anticipated growth and the commercial launch of Pantheris. Gross margin for the three months ended June 30, 2016 was 22%, compared to 46% in the three months ended June 30, 2015. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and lower manufacturing yields as we implemented our improvement to the Pantheris imaging fiber connection.

Research and Development Expenses.  R&D expenses decreased $0.1 million, or 2%, to $3.9 million during the three months ended June 30, 2016, compared to $4.0 million during the three months ended June 30, 2015. This decrease was primarily due to a $0.4 million decrease in outside services and depreciation, partially offset by a $0.3 million increase in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $0.7 million compared to $0.6 million for the three months ended June 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses.  SG&A expenses increased $3.0 million, or 45%, to $9.5 million during the three months ended June 30, 2016, compared to $6.5 million during the three months ended June 30, 2015. This increase was primarily due to a $2.0 million increase in personnel-related expenses, an increase of $0.8 million in consulting, legal and professional fees and an increase of $0.2 million relating to the allocation of facilities expense. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $0.8 million compared to $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Increases in our consulting, legal and professional fees were associated with the audit and review of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest expense, net decreased $0.1 million, or 10%, to an expense of $1.2 million during the three months ended June 30, 2016, compared to an expense of $1.3 million during the three months ended June 30, 2015. This decreased expense was attributable to the retirement of our outstanding principal and accrued interest with PDL, and extinguishment of the principal and accrued interest underlying our notes using the proceeds borrowed under the Loan Agreement with CRG  and its securities purchase in September 2015.

Other Income (Expense), Net.  Other income, net decreased $0.2 million to income of $4,000, during the three months ended June 30, 2016, compared to income of $0.2 million during the three months ended June 30, 2015. Other income for the three months ended June 30, 2015, was primarily attributable to the remeasurement of the fair value of the derivative instruments associated with our notes which were accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date through the date of their repayment in September 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues.  Revenues increased $4.1 million, or 80%, to $9.2 million during the six months ended June 30, 2016, compared to $5.1 million during the six months ended June 30, 2015. For the six months ended June 30, 2016, sales of our Lightbox imaging consoles increased by 13% to $2.2 million and sales of our disposable catheters increased by 122% to $7.0 million. The increased revenues in 2016 reflects the commercial launch of Pantheris in March 2016 and our continuing focus on Lumivascular programs to educate physicians on the benefits of OCT, for training related to image interpretation and building the installed base of the Lightbox imaging consoles.

Cost of Revenues and Gross Margin.  Cost of revenues increased $4.1million, or 140%, to $7.0 million during the six months ended June 30, 2016, compared to $2.9 million during the six months ended June 30, 2015. This increase was attributable to the increase in revenues from sales and manufacturing overhead costs as we invested significantly in operational infrastructure to support anticipated growth and the commercial launch of Pantheris. Gross margin for the six months ended June 30, 2016 decreased to 24%, compared to 43% in the six months ended June 30, 2015. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and lower manufacturing yields as we implemented our improvement to the Pantheris imaging fiber connection. Gross margin was also negatively impacted by an increase of $0.5 million related to warranty expense and a $0.5 million charge in the six months ended June 30, 2016 predominantly related to excess and obsolete Pantheris inventories.

Research and Development Expenses.  R&D expenses increased $0.1 million, or 1%, to $7.9 million during the six months ended June 30, 2016, compared to $7.8 million during the six months ended June 30, 2015. This increase was primarily due to a $0.2 million increase in personnel-related expenses and an increase of $0.4 million in product development materials and related costs. These increases were partially offset by a $0.5 million decrease in outside services and depreciation. Personnel-related expenses included stock-based compensation expense of $1.3 million compared to $1.1 million for the six months ended June 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses.  SG&A expenses increased $8.7 million, or 67%, to $21.6 million during the six months ended June 30, 2016, compared to $12.9 million during the six months ended June 30, 2015. This increase was primarily due to a $6.3 million increase in personnel-related expenses, an increase of $1.8 million in marketing costs, an increase of $0.3 million relating to the allocation of facilities expense and an increase of $0.1 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $2.0 million compared to $1.3 million for the six months ended June 30, 2016 and 2015, respectively. Increases in our marketing costs were associated with pre-commercial preparation expenses primarily relating to $1.1 million of Pantheris devices being designated as training and demonstration units for use by our sales and marketing personnel. Increases in our consulting, legal and professional fees were associated with the audit and review of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net decreased $0.4 million, or 12%, to an expense of $2.3 million during the six months ended June 30, 2016, compared to an expense of $2.7 million during the six months ended June 30, 2015. This decreased expense was attributable to the retirement of our outstanding principal and accrued interest with PDL, and extinguishment of the principal and accrued interest underlying our notes using the proceeds from the CRG borrowing and securities purchase in September 2015.

Other Income (Expense), Net.  Other income (expense), net decreased to an income of $5,000 during the six months ended June 30, 2016, compared to income of $0.5 million during the six months ended June 30, 2015. Other income for the six months ended June 30, 2015, was primarily attributable to the remeasurement of the fair value of the derivative instruments associated with our notes which were accounted for as a compound embedded derivative instrument and marked-to-market at each reporting date through the date of their repayment in September 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $22.4 million and an accumulated deficit of $225.9 million, compared to cash and cash equivalents of $43.1 million and an accumulated deficit of $196.3 million as of December 31, 2015. We currently believe our existing cash and cash equivalents, expected revenues and the net proceeds from our “at-the-market” program and the follow-on public offering we intend to conduct whereby we may issue and sell shares of common stock, will be sufficient to meet our capital requirements and fund our operations for at least the next nine months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through one or more additional follow-on public offerings or in separate financings, or sell additional debt securities or obtain an additional credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, and our IPO.

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and drawn down by us. Of the remaining $20.0 million, $10.0 million was drawn down on June 15, 2016 and the remaining $10.0 million is contingent on the achievement of certain net revenue milestones prior to December 31, 2016, and if such milestones are achieved, the remaining amount may be drawn down until March 29, 2017. As of June 30, 2016, we had $40.1 million outstanding under the Loan Agreement. See section titled “Contractual Obligations.”

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million. The shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC, on March 8, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. Common stock sold in the “at-the-market” program would be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the three months ended June 30, 2016, we sold 125,214 shares of common stock under the “at-the-market” program at an average price of $11.20 and raised net proceeds of $1.3 million, after payment of $42,000 in commissions and fees to Cowen.

If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and significantly scale back our business and operations.

Cash Flows

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,187)	$(16,986)
Investing activities	(729)	148
Financing activities	11,296	65,219
Net (decrease) increase in cash and cash equivalents	$(20,620)	$48,381

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $31.2 million, consisting primarily of a net loss of $29.7 million and an increase in net operating assets of $7.1 million, offset by non-cash charges of $5.6 million. The increase in net operating assets was primarily due to the commercial launch of Pantheris in March 2016 resulting in an increase in accounts receivable and inventories. The increase in net operating assets was also due to an increase in prepaids and other current assets, and decreases in accounts payable and accrued expenses and other current liabilities, due to timing of payments, and a decrease in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, partially offset by a decreased reserve for excess and obsolescence in inventories.

Net cash used in operating activities for the six months ended June 30, 2015 was $17.0 million, consisting primarily of a net loss of $20.6 million, offset by non-cash charges of $3.6 million. The non-cash charges primarily consisted of depreciation, stock-based compensation, and non-cash interest expense related to our credit agreement with PDL, partially offset by the change in fair value of the embedded compound derivative associated with the notes.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended June 30, 2016 was $0.7 million consisting of purchases of property and equipment.

Net cash provided by investing activities in the six months ended June 30, 2015 was $0.1 million consisting of $255,000 from the release of a restriction against our cash, offset by purchases of property and equipment of $107,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2016 of $11.3 million primarily relates to net proceeds of $9.7 million from the debt financing under the Loan Agreement with CRG, net proceeds of $1.3 million from the issuance of common stock under the Sales Agreement with Cowen and $0.5 million proceeds from purchases under our employee stock purchase plan and proceeds from the exercise of stock options, partially offset by the cash paid for deferred offering costs of $0.2 million.

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

In March 2016, we amended our facility operating lease to extend the lease term for a period of three years, from December 1, 2016, until November 30, 2019. Under the terms of the amended facility lease agreement, we are obligated to pay approximately $5.7 million in lease payments through November 2019 over the term of the amended agreement. In addition, in June 2016, we borrowed an additional $10.0 million in principal amount under our Loan Agreement with CRG.

There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 7, 2016,

CRG

In September 2015, we entered into a Loan Agreement with CRG, under which we may borrow up to $50.0 million in principal amount from CRG on or before December 31, 2016. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016. We may borrow the final $10.0 million, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, we may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind, or PIK, for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

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

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015, and must achieve minimum revenue of $23.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and  $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We are in compliance with the covenants under the Loan Agreement.

We used the proceeds from the borrowing under the Loan Agreement with CRG and its securities purchase to retire our outstanding debt with PDL and to retire the principal and accrued interest underlying our outstanding notes, which are described below.

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

In September 2015, in connection with the consummation of the borrowing under the Loan Agreement, we repaid all principal and accrued interest outstanding under the notes.

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

Following the retirement of the PDL debt, our royalty obligations under the PDL credit agreement continue and are payable through April 2018 at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts, starting at $65,000 per quarter in 2013 and increasing annually to $310,000 per quarter in 2018. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. We are in compliance with the covenants under the credit agreement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.

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

Credit Risk

As of June 30, 2016 and December 31, 2015, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None and one of our customers represented more than 10% of our accounts receivable as of June 30, 2016 and December 31, 2015, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time we may be involved in legal proceedings or investigations, which could harm our reputation, business and financial condition and divert the attention of our management from the operation of our business. Given the recent decrease in our stock price, the probability of our becoming involved in litigation is greater than it has been historically.

ITEM 1A.    RISK FACTORS

We have identified the following risks and uncertainties that may harm our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes. Please also see “Special Notes Regarding Forward-Looking Statements.”

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $39.9 million in 2013, $32.0 million in 2014, $47.3 million in 2015, and $29.7 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of approximately $225.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

We expect our costs and expenses to increase in the future due to anticipated increases in cost of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses and, therefore, we expect our losses to continue for the foreseeable future as we continue to make significant future expenditures to develop and expand our business. In addition, as a public company, we will continue to incur significant legal, accounting and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business, predict our future prospects, assess the long-term performance of our products, and forecast our financial performance and growth.

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. In October 2015, we received 510(k) clearance from the FDA, for commercialization of Pantheris, and we received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the U.S. and select European countries promptly thereafter. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations.  Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have addressed certain of these concerns and plan to make additional product changes and improvements as a result of this feedback. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. In the second quarter of 2016, our revenue was adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, including improvements to the Pantheris imaging fiber connection, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of the physicians our revenue may decline further or fail to increase.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them.  Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of Pantheris and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA approval to market an enhanced version of Pantheris in March 2016, and Pantheris became commercially available promptly thereafter.  As such, increased acceptance among physicians of these products may not occur. Our ability to successfully market Pantheris will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure you that demand for Pantheris and our other Lumivascular platform products will continue to grow and our products may not significantly penetrate current or new markets. Market demand for Pantheris and physician adoption of this product also may be negatively impacted by product performance issues that we have experienced and the need to replace certain products in accordance with our warranty policy. Utilization of our products has been less than we anticipated historically. If demand for Pantheris and our other Lumivascular platform products does not increase and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize Pantheris, would harm our business, financial condition and results of operations.

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

We need to obtain additional financing and may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We need to obtain additional financing as we only have cash to fund our operations through December 2016. We can provide no assurance that we will be successful in raising funds pursuant to a follow-on public offering or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Even beyond our short-term need for financing, we will likely need additional funds through one or more additional follow-on public offerings or in separate financings to meet our operational needs and capital requirements for product development, clinical trials and commercialization.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, and our initial public offering, or IPO. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

•                  the degree of success we experience in commercializing our Lumivascular platform products, particularly Pantheris;

•                  the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;

•                  the costs and expenses of expanding our sales and marketing infrastructure and our manufacturing operations;

•                  the costs and timing of developing variations of our Lumivascular platform products, especially Pantheris and, if necessary, obtaining FDA clearance of such variations;

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

We may raise funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products, and significantly scale back our operations. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

We rely heavily on our sales professionals to market and sell our products. If we are unable to hire, effectively train, manage, improve the productivity of, and retain our sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals. We have experienced direct sales employee and sales management turnover in the past. In July 2016 we promoted John D. Simpson from Vice President, Business Development to Senior Vice President, Sales and Marketing. The changes in senior management that have occurred over the past several years may continue to create instability in our sales force leading to attrition in sales representatives in the future.

Competition for sales professionals who are familiar with and trained to sell our products continues to be strong. We train our existing and recently recruited sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals and our revenue and profitability. It takes time for the sales professionals to become productive following their hiring and training and there can be no assurance that sales representatives will reach adequate levels of productivity, or that we will not experience significant levels of attrition in the future. Measures we implement to improve the productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue, profitability, and harm our business and our stock price may be adversely impacted as a result.

If our revenue does not improve, or if our cost of revenue and/or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin decreased to 22% and 24% in the three and six months ended June 30, 2016, respectively, from 46% and 43% in the same periods in 2015. This decrease was primarily attributable to  costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and lower manufacturing yields as we implemented our improvement to the Pantheris imaging fiber connection.

Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue does not grow as quickly as expected or declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate, which may result in a decrease in the number of products sold or a decrease in the average selling prices achieved for our product sales. If our revenue does not improve, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our cash faster than budgeted, cause us to need to obtain additional financing and have a material adverse effect on our operations and stock price.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of June 30, 2016, we had $40.1 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, in each case subject to certain exceptions. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015, and will have to achieve minimum revenue of $23.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.

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

The development, marketing, and sale of our products, including Pantheris, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General, or OIG, the Department of Justice, or DOJ, state attorneys general, and other foreign and domestic government agencies. Our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $171.2 million and $161.2 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2015 for state purposes. Generally, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability.

We may acquire other companies or technologies or be the target of strategic transactions, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

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

In addition, we sometimes receive inquiries relating to potential strategic transactions, including from third parties who may seek to acquire us. We will continue to consider and discuss such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2016, we held nine issued U.S. patents and had 22 U.S. utility patent applications and 3 PCT applications pending. As of June 30, 2016, we also had 14 issued patents outside of the United States. As of June 30, 2016, we had 35 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

In addition, we are required to timely file various reports with the FDA, including reports required by the MDRs that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. For example, to date we have submitted to the FDA 1) seven MDRs regarding our Ocelot family of catheters, which included incidents of perforations and the removal of the guidewire coating and 2) five MDRs regarding our Pantheris product, which included incidents during removal of the product and based on an interaction between the catheter and sheath as the catheter was being removed from the sheath.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2014, in 2015 and in 2016 and found zero non-conformances. We can provide no assurance that we will continue to remain in compliance with the QSR. If the FDA, CDHS or BSI inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

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

•                  our ability to generate revenues and achieve or maintain profitability; and

•                  the availability of capital.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financialcondition could be adversely affected.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These disclosure requirements require ongoing due diligence efforts and disclosure obligations. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. We will begin to conduct inquiries into our supply chain this year in connection with the preparation of our first conflict minerals report for calendar year 2016. In addition, our implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We may face reputational harm if we determine that certain of our components contain minerals not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid using such materials. Reputational harm could adversely affect our business, financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has fluctuated significantly since our IPO and is likely to continue to fluctuate substantially. As a result of this price fluctuation, investors may experience losses on their investments in our stock. In addition, the development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

•                  market acceptance of our Lumivascular platform and products, including Pantheris;

•                  the results of our clinical trials;

•                  changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;

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

We maintain a shelf registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units, subscription rights or debt securities. We intend to conduct a follow-on public offering of shares registered under this Registration Statement in order to fund our operations. We have also established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement. The Registration Statement was declared effective by the SEC on March 8, 2016. During the three months ended June 30, 2016, we sold 125,214 shares of common stock under our “at-the-market” program with Cowen at an average price of $11.20 and raised net proceeds of $1.3 million, after payment of $42,000 in commissions and fees to Cowen. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG, which may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of August 1, 2016, our directors, officers and their affiliates collectively control approximately 29.5% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the three months ended June 30, 2016.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: August 4, 2016	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document