Form 10-Q
period 2016-09-30
Avinger Inc
filed 2016-11-08
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 1, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,804,195.

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

•                  our ability to obtain additional financing through our Loan Agreement with CRG, our “at-the-market” program and future equity or debt financings;

•                  the expected timing of 510(k) submission to FDA, and associated marketing clearances by FDA, for enhanced versions of and improvements to Pantheris;

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$43,281	$43,059
Accounts receivable, net of allowance for doubtful accounts of $20 at September 30, 2016 and December 31, 2015	4,693	2,060
Inventories	7,080	5,405
Prepaid expenses and other current assets	773	533
Total current assets	55,827	51,057

Property and equipment, net	4,401	2,822
Other assets	211	225
Total assets	$60,439	$54,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,326	$1,113
Accrued compensation	2,823	3,083
Accrued expenses and other current liabilities	2,822	3,285
Total current liabilities	6,971	7,481

Borrowings	40,713	29,565
Other long-term liablities	840	1,469
Total liabilities	48,524	38,515

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock issuable in series, par value of $0.001 Shares authorized: 5,000,000 at September 30, 2016 and December 31, 2015 Shares issued and outstanding: none at September 30, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001 Shares authorized: 100,000,000 at September 30, 2016 and December 31, 2015 Shares issued and outstanding: 22,800,354 at September 30, 2016 and 12,643,538 at December 31, 2015	23	13
Additional paid-in capital	250,784	211,837
Accumulated deficit	(238,892)	(196,261)
Total stockholders’ equity	11,915	15,589
Total liabilities and stockholders’ equity	$60,439	$54,104

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$5,316	$2,721	$14,535	$7,856
Cost of revenues	3,742	1,750	10,747	4,672
Gross profit	1,574	971	3,788	3,184

Operating expenses:
Research and development	3,591	3,955	11,505	11,766
Selling, general and administrative	9,414	6,892	31,036	19,802
Total operating expenses	13,005	10,847	42,541	31,568
Loss from operations	(11,431)	(9,876)	(38,753)	(28,384)

Interest income	27	11	88	23
Interest expense	(1,553)	(1,334)	(3,959)	(4,002)
Other income (expense), net	(12)	(2,058)	(7)	(1,525)
Loss before provision for income taxes	(12,969)	(13,257)	(42,631)	(33,888)
Provision for income taxes	—	(7)	—	—
Net loss and comprehensive loss	(12,969)	(13,250)	(42,631)	(33,888)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	—	(2,384)
Net loss and comprehensive loss attributable to common stockholders	$(12,969)	$(13,250)	$(42,631)	$(36,272)

Net loss attributable to common stockholders per share, basic and diluted	$(0.73)	$(1.08)	$(2.97)	$(3.32)

Weighted average common shares used to compute net loss per share, basic and diluted	17,694	12,280	14,378	10,935

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(42,631)	$(33,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,095	961
Amortization of debt issuance costs and debt discount	160	152
Stock-based compensation	5,301	3,691
Remeasurement of embedded derivatives	—	(835)
Write off of embedded derivatives	—	1,066
Noncash interest expense and other charges	1,284	1,735
Loss on extinguishment of convertible notes	—	86
Provision for excess and obsolete inventories	656	(57)
Changes in operating assets and liabilities:
Accounts receivable	(2,633)	(93)
Inventories	(4,137)	332
Prepaid expenses and other current assets	(241)	(510)
Other assets	14	(6)
Accounts payable	213	(552)
Accrued compensation	(260)	1,185
Accrued expenses and other current liabilities	(442)	(994)
Other long-term liabilities and accrued interest	(650)	(1,637)
Net cash used in operating activities	(42,271)	(29,364)

Cash flows from investing activities
Purchase of property and equipment	(868)	(288)
Restricted cash	—	255
Net cash used in investing activities	(868)	(33)

Cash flows from financing activities
Principal paydown of capital lease obligations	(21)	(15)
Payments on borrowing	—	(27,625)
Proceeds from borrowings, net of issuance costs	9,725	29,124
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	6,176
Proceeds from the issuance of common stock related to CRG loan, net of issuance costs	—	4,794
Proceeds from public offerings, net of issuance costs	32,801	58,746
Proceeds from the exercise of common stock warrants	—	308
Proceeds from the issuance of common stock	856	354
Net cash provided by financing activities	43,361	71,862

Net change in cash and cash equivalents	222	42,465
Cash and cash equivalents, beginning of period	43,059	12,316
Cash and cash equivalents, end of period	$43,281	$54,781

Supplemental disclosure of cash flow information
Cash paid for interest	$3,150	$5,030

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$137,632
Modification of convertible preferred stock	—	2,384
Vesting of common stock subject to repurchase	—	17
Issuance of common stock warrants	—	804
Transfer between inventory and property and equipment	1,806	512

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

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

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2016, the Company had an accumulated deficit of $238,892,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $43,281,000 at September 30, 2016, expected revenues and the net proceeds from its “at-the-market” program will be sufficient to allow the Company to fund its current operations until at least September 30, 2017. The Company will need to obtain additional funding in the form of debt financing or additional equity issuances to make strategic investments in, and continue to operate, its business, however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development, commercialization and marketing of its products and significantly scale back its business and operations. The Company’s ultimate success will largely depend on its ability to successfully commercialize its products and its ability to raise additional funding.

Public Offerings

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

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”) in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three and nine months ended September 30, 2016, the Company sold none and 125,214 shares, respectively, of common stock under the “at-the-market” program. During the nine months ended September 30, 2016, the shares of common stock were sold at an average price of $11.20 and raised net proceeds of $1,252,000, after payment of $42,000 in commissions and fees to Cowen. In August 2016, the Company issued and sold 9,857,800 shares of its common stock in its follow-on public offering, which includes the exercise in full by the underwriters of their option to purchase 1,285,800 shares of common stock, at a public offering price of $3.50 per share. Net proceeds from the follow-on public offering were approximately $31,549,000 after deducting underwriting discounts and commissions of approximately $2,415,000 and expenses of approximately $538,000.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2016, are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for any other interim period or for any future year. The December 31, 2015 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 7, 2016. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2016 and December 31, 2015. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of its borrowings approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of September 30, 2016 and December 31, 2015, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of September 30, 2016 and December 31, 2015. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2016 and December 31, 2015.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At September 30, 2016 and December 31, 2015, there were none and one customers that represented 10% or more of the Company’s accounts receivable, respectively. For the three and nine months ended September 30, 2016 and 2015, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to an offering of equity securities, were capitalized. As of September 30, 2016, there we no deferred offering costs capitalized in other assets on the balance sheet. Deferred offering costs of $29,000 were capitalized as of December 31, 2015.

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

Revenue Recognition

The Company’s revenues are derived from (1) sale of its Lightbox (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605-

10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

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

The Company estimates reductions in revenue for potential returns of products by customers. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of its products. The Company expenses shipping and handling costs as incurred and includes them in the cost of revenues. In those cases, where the Company bills shipping and handling costs to customers, it will classify the amounts billed as a component of revenue.

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

Amount
Balance at December 31, 2015	$70
Warranty provision	749
Usage/Release	(430)

Balance at September 30, 2016	$389

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. As applicable, common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, there were no common stock shares subject to repurchase excluded from the calculations as of September 30, 2016 and December 31, 2015. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential dilutive common shares would have been anti-dilutive.

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

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(12,969)	$(13,250)	$(42,631)	$(33,888)
Adjustment to net loss resulting from convertible preferred stock modification	—	—	—	(2,384)
Net loss attributable to common stockholders	$(12,969)	$(13,250)	$(42,631)	$(36,272)
Weighted average common stock outstanding	17,694	12,280	14,378	10,935
Net loss attributable to common stockholders per share, basic and diluted	$(0.73)	$(1.08)	$(2.97)	$(3.32)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	September 30,
	2016	2015

Common stock options	3,692,512	3,056,207
Unvested restricted stock units	235,307	—
Common stock warrants	2,152,117	2,213,395
	6,079,936	5,269,602

Comprehensive Loss

For the three and nine months ended September 30, 2016 and 2015, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended September 30, 2016 and 2015, 96% and 94% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer. For the nine months ended September 30, 2016 and 2015, 96% and 98% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer.

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

In August 2014, the FASB issued ASU No. 2014-15—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern under Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements—Going Concern. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company’s annual reporting period ending December 31, 2016 and all annual and interim reporting periods thereafter, with early adoption permitted.  The Company has not elected to early adopt this standard.  When adopted, ASU 2014-15 will require Management’s evaluation to be based on relevant conditions and events that are known or reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Under ASU 2014-15 substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The adoption of this standard is not expected to have an impact on the Company’s financial statements

In July 2015, the FASB issued an accounting standard which applies to all inventory that is measured using methods other than last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost. The standard requires entities to measure inventory at the lower of cost and net realizable value, defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods with fiscal years beginning after December 15, 2017. The amendments in the standard should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

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

As of September 30, 2016 and December 31, 2015, cash equivalents were all categorized as Level 1 and consisted of money market funds. In 2013 and 2014 the Company issued convertible notes containing redemption features which were determined to be a compound embedded derivative which, prior to their extinguishment in September 2015, required fair value accounting (Note 6). The embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. Upon the extinguishment of the convertible notes in September 2015, the fair value of the compound embedded derivatives at the date of extinguishment was expensed to other income (expense), net. Subsequent to September 2015, there were no changes in fair value.

There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2016 and 2015.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$3,639	$2,662
Work-in-process	286	372
Finished products	3,155	2,371
Total inventories	$7,080	$5,405

5. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company may borrow up to $50,000,000 in principal amount from CRG on or before March 29, 2017. The Company borrowed $30,000,000 on September 22, 2015. The Company borrowed an additional $10,000,000 on June 15, 2016 under the Loan Agreement. The Company may borrow an additional $10,000,000, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. The Company does not expect it will achieve the level of revenues required to be eligible to borrow the final $10,000,000. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company makes quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, the Company may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the borrowings. To date, the Company has elected the PIK interest option to the extent available and has made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any PIK is payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that the Company maintain a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve minimum revenue of $7,000,000 in 2015, and must achieve minimum revenue of $23,000,000 in 2016, $40,000,000 in 2017, $50,000,000 in 2018, $60,000,000 in 2019 and $70,000,000 in 2020 and in each year thereafter, as applicable. On October 28, 2016, the Company amended the terms of the Loan Agreement, to reduce the minimum revenue that the Company must achieve in 2016 to $18,000,000. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. The Company is in compliance with all applicable covenants. As of September 30, 2016, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2016	$—
2017	—
2018	—
2019	10,000
2020 and thereafter	30,000
40,000
Add: Accretion of closing fees	297
Add: PIK	1,386
41,683
Less: Amount representing debt financing costs	(970)
Borrowings, net of current portion	$40,713

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

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Securities Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2016, the aggregate balance of the debt discount was $970,000.

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

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interest obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2015, is used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $1,688,000 and $2,303,000, representing the net present value of the future minimum royalty obligation as of September 30, 2016 and December 31, 2015, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of September 30, 2016 and December 31, 2015, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion, on the balance sheet.

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

7. Capital Leases

Capital lease obligations consist of leased office equipment. As of September 30, 2016 and December 31, 2015, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $46,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of September 30, 2016, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2016	$7
2017	26
2018	13
2019	1
Total minimum payments	47
Less: Amount representing future interest	1
Present value of minimum lease payments	$46

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts have been reflected as deferred rent and are being amortized as a reduction to rent expense over the original term of the Company’s operating lease. In March 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $259,000 and $231,000 for the three months ended September 30, 2016 and 2015, and $757,000 and $708,000 for the nine months ended September 30, 2016 and 2015, respectively.

Aggregate future minimum lease payments as of September 30, 2016, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2016	$375
2017	1,974
2018	2,034
2019	1,915
Total minimum lease payments	$6,298

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $5,936,000 and $4,347,000 as of September 30, 2016 and December 31, 2015, respectively.

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

The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations for any period presented.

Legal Proceedings

The Company was not party to any legal proceedings at September 30, 2016 and December 31, 2015. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

9. Stockholders’ Equity

Preferred Stock

At September 30, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At September 30, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 22,800,354 shares were issued and outstanding.

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

On January 14, 2015, the Company amended its Series E Convertible Preferred Stock Purchase Agreement to provide for the issuance of common stock warrants to each investor who purchased shares of Series E Convertible Preferred Stock equal to 70% of the number of shares of the Company’s Series E Convertible Preferred Stock purchased by such investor. As with the common stock warrants previously issued, these additional common stock warrants are immediately exercisable, at an exercise price of $12.60 per share, and expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company. As a result of this amendment, the Company issued additional warrants to purchase 632,381 shares of common stock to investors who previously acquired shares of Series E Convertible Preferred Stock from September 2014 through January 2015.

As of September 30, 2016 and December 31, 2015, warrants to purchase an aggregate of 2,152,117 and 2,193,507 shares of common stock were outstanding, respectively.

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

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the 2015 Plan was increased by 632,176 shares of common stock. As of September 30, 2016, 1,202,807 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2015	3,356,981	$7.53	$50,970
Options granted	636,997	$12.51
Options exercised	(19,389)	$4.50
Options cancelled	(282,077)	$12.81
Balance at September, 2016	3,692,512	$7.99	$454

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2016 was $5.96 per share. As of September 30, 2016, the aggregate intrinsic value of options outstanding and vested was $202,000. The aggregate intrinsic value of options exercised was $133,000 during the nine months ended September 30, 2016. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and nine months ended September 30, 2016 and 2015.

At September 30, 2016 and at December 31, 2015, there were 1,410,760 and 878,948 shares, respectively, vested with a weighted-average exercise price of $7.05 and $7.46 per share, respectively, and a weighted average contractual life of 7.78 and 8.24 years, respectively.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity for the nine months ended September 30, 2016 is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2015	92,946	$19.61
Awarded	185,500	$12.98
Released	(6,250)	$12.99
Forfeited	(36,889)	$14.90
Awards outstanding at September 30, 2016	235,307	$15.30	3.32	$1,122

As of September 30, 2016, $3,098,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.30 years. The Company used the closing market price of $4.77 per share at September 30, 2016, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 500,000 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the ESPP was increased by 189,653 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of September 30, 2016, approximately 524,892 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $94,000 and $45,000 in stock-based compensation expense related to the ESPP for the three months ended September 30, 2016 and 2015, and $311,000 and $112,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	6.1	6.3	6.0	6.3
Expected volatility	51.7%	50.6%	49.3%	52.2%
Risk-free interest rate	1.2%	1.8%	1.4%	1.7%
Dividend rate	—	—	—	—

As of September 30, 2016 and December 31, 2015, the total unamortized compensation expense related to stock option awards granted to employees and directors was $14,068,000 and $16,871,000, which is expected to be amortized over the next 2.6 and 3.2 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	85.5%	46.2%	72.1%	46.2%
Risk-free interest rate	0.49%	0.17%	0.41%	0.17%
Dividend rate	—	—	—	—

Total stock-based compensation expense related to stock-based awards recognized during the three and nine months ended September 30, 2016 and 2015, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$165	$57	$403	$173
Research and development expenses	647	564	1,990	1,673
Selling, general and administrative expenses	900	590	2,908	1,845
	$1,712	$1,211	$5,301	$3,691

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

We began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $14.5 million in the nine months ended September 30, 2016 and $7.9 million in the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, our net loss was $42.6 million and $33.9 million, respectively. We have not been profitable since inception and as of September 30, 2016, our accumulated deficit was $238.9 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we may borrow up to $50.0 million on or before March 29, 2017. We borrowed $30.0 million on September 22, 2015. We borrowed an additional $10.0 million on June 15, 2016 under the Loan Agreement. We may also borrow an additional $10.0 million, on or prior to March 29, 2017, contingent on achieving certain revenue milestones, among other conditions. We do not expect we will achieve the level of revenues required to be eligible to borrow the final $10.0 million. Contemporaneous with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the nine months ended September 30, 2016, we sold 125,214 shares of common stock under the “at-the-market” program at an average price of $11.20 and raised net proceeds of $1.3 million, after payment of $42,000 in commissions and fees to Cowen. During the three months ended September 30, 2016, we sold no shares of common stock under the “at-the-market” program. In addition, in August 2016, we completed a follow-on public offering of 9,857,800 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select European markets. We expect our revenues to increase as we continue to expand our sales and marketing infrastructure and introduce new Lumivascular platform products including Pantheris. No single customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2016 and 2015.

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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)		(in thousands, except percentages)
Revenues	$5,316	$2,721	$14,535	$7,856
Cost of revenues	3,742	1,750	10,747	4,672
Gross profit	1,574	971	3,788	3,184
Gross margin	30%	36%	26%	41%

Operating expenses:
Research and development	3,591	3,955	11,505	11,766
Selling, general and administrative	9,414	6,892	31,036	19,802
Total operating expenses	13,005	10,847	42,541	31,568
Loss from operations	(11,431)	(9,876)	(38,753)	(28,384)

Interest income (expense), net	(1,526)	(1,323)	(3,871)	(3,979)
Other income (expense), net	(12)	(2,058)	(7)	(1,525)
Loss before provision for income taxes	(12,969)	(13,257)	(42,631)	(33,888)
Provision for income taxes	—	(7)	—	—
Net loss and comprehensive loss	$(12,969)	$(13,250)	$(42,631)	$(33,888)

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues.  Revenues increased $2.6 million, or 95%, to $5.3 million during the three months ended September 30, 2016, compared to $2.7 million during the three months ended September 30, 2015. For the three months ended September 30, 2016, revenues related to sales of our disposable catheters increased by 110% to $3.9 million while revenues related to our Lightbox imaging consoles increased by 65% to $1.4 million. The increased revenues in 2016 reflects the commercial launch of Pantheris in March 2016 and our continuing focus on Lumivascular programs to educate physicians on the benefits of optical coherence tomography, or OCT, for training related to image interpretation and building the installed base of the Lightbox imaging consoles.

Cost of Revenues and Gross Margin.  Cost of revenues increased $1.9 million, or 114%, to $3.7 million during the three months ended September 30, 2016, compared to $1.8 million during the three months ended September 30, 2015. This increase was attributable to our increased sales and manufacturing overhead costs due to our significant investments in operational infrastructure to support anticipated growth and the commercial launch of Pantheris. Gross margin for the three months ended September 30, 2016 was 30%, compared to 36% in the three months ended September 30, 2015. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and a higher proportion of Lumivascular accounts participating in the Company’s Lightbox lease and rental programs.

Research and Development Expenses.  R&D expenses decreased $0.4 million, or 9%, to $3.6 million during the three months ended September 30, 2016, compared to $4.0 million during the three months ended September 30, 2015. This decrease was primarily due to a $0.2 million decrease in outside services and depreciation and a $0.2 million decrease in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $647,000 compared to $564,000 for the three months ended September 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.5 million, or 37%, to $9.4 million during the three months ended September 30, 2016, compared to $6.9 million during the three months ended September 30, 2015.This increase was primarily due to a $2.2 million increase in personnel-related expenses, an increase of $0.2 million in marketing costs and an increase of $0.1 million relating to the allocation of facilities expense. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $0.9 million compared to $0.6 million for the three months ended September 30, 2016 and 2015, respectively.

Interest Income (Expense), Net.  Interest expense, net increased $0.2 million, or 15%, to an expense of $1.5 million during the three months ended September 30, 2016, compared to an expense of $1.3 million during the three months ended September 30, 2015.

This increased expense was attributable to the additional $10.0 million borrowing on June 15, 2016 under our Loan Agreement with CRG.

Other Income (Expense), Net.  Other income, net decreased $2.0 million to an expense of $12,000, during the three months ended September 30, 2016, compared to an expense of $2.1 million during the three months ended September 30, 2015. Other income for the three months ended September 30, 2015, was primarily attributable to the reversal of the current fair value of the embedded derivative asset of $1.1 million upon the repayment of our notes in September 2015, expense of $0.9 million to reflect the carrying value of our ongoing royalty obligation to PDL and non-cash charges related to the amortization of debt discount and issuance costs associated with the notes and the credit agreement upon their repayment in September 2015, partially offset by the remeasurement of the fair value of the derivative instruments associated with our notes through the date of their repayment.

Comparison of Nine months ended September 30, 2016 and 2015

Revenues.  Revenues increased $6.6 million, or 85%, to $14.5 million during the nine months ended September 30, 2016, compared to $7.9 million during the nine months ended September 30, 2015. For the nine months ended September 30, 2016, sales of our Lightbox imaging consoles increased by 29% to $3.7 million and sales of our disposable catheters increased by 118% to $10.8 million. The increased revenues in 2016 reflects the commercial launch of Pantheris in March 2016 and our continuing focus on Lumivascular programs to educate physicians on the benefits of OCT, for training related to image interpretation and building the installed base of the Lightbox imaging consoles.

Cost of Revenues and Gross Margin.  Cost of revenues increased $6.0 million, or 130%, to $10.7 million during the nine months ended September 30, 2016, compared to $4.7 million during the nine months ended September 30, 2015. This increase was attributable to the increase in revenues from sales and manufacturing overhead costs as we invested significantly in operational infrastructure to support anticipated growth and the commercial launch of Pantheris. Gross margin for the nine months ended September 30, 2016 decreased to 26%, compared to 41% in the nine months ended September 30, 2015. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and lower manufacturing yields as we implemented our improvement to the Pantheris imaging fiber connection and the proportion of revenues attributable to our products sold under agreements with international distributors. Gross margin was also negatively impacted by an increase of $0.7 million related to warranty expense and a $0.7 million charge in the nine months ended September 30, 2016 predominantly related to excess and obsolete Pantheris inventories.

Research and Development Expenses.  R&D expenses decreased $0.3 million, or 2%, to $11.5 million during the nine months ended September 30, 2016, compared to $11.8 million during the nine months ended September 30, 2015. This decrease was primarily due to a $0.7 million decrease in outside services and depreciation. These decreases were partially offset by a $0.2 million increase in personnel-related expenses and an increase of $0.2 million in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $2.0 million compared to $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses.  SG&A expenses increased $11.2 million, or 57%, to $31.0 million during the nine months ended September 30, 2016, compared to $19.8 million during the nine months ended September 30, 2015. This increase was primarily due to a $8.5 million increase in personnel-related expenses, an increase of $2.0 million in marketing costs, an increase of $0.4 million relating to the allocation of facilities expense and an increase of $0.3 million in consulting, legal and professional fees. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $2.9 million compared to $1.8 million for the nine months ended September 30, 2016 and 2015, respectively. Increases in our marketing costs were associated with pre-commercial preparation expenses primarily relating to $1.1 million of Pantheris devices being designated as training and demonstration units for use by our sales and marketing personnel. Increases in our consulting, legal and professional fees were associated with the audit and review of our financial statements and other costs associated with operating as a public company.

Interest Income (Expense), Net.  Interest income (expense), net decreased $0.1 million, or 3%, to an expense of $3.9 million during the nine months ended September 30, 2016, compared to an expense of $4.0 million during the nine months ended September 30, 2015. This decreased expense was attributable to the retirement of our outstanding principal and accrued interest with PDL, and extinguishment of the principal and accrued interest underlying our notes using the proceeds from the CRG borrowing and securities purchase in September 2015, partially offset by the additional interest expense associated with the $10.0 million of borrowings on June 15, 2016 under our Loan Agreement with CRG.

Other Income (Expense), Net.  Other income (expense), net decreased to an expense of $7,000 during the nine months ended September 30, 2016, compared to expense of $1.5 million during the nine months ended September 30, 2015. Other expense for the nine months ended September 30, 2015, was primarily attributable to the reversal of the current fair value of the embedded derivative asset of $1.1 million upon the repayment of our notes in September 2015, expense of $0.9 million to reflect the carrying value of our ongoing royalty obligation to PDL and non-cash charges related to the amortization of debt discount and issuance costs associated with the notes and the credit agreement upon their repayment in September 2015, partially offset by the remeasurement of the fair value of the derivative instruments associated with our notes through the date of their repayment.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $43.3 million and an accumulated deficit of $238.9 million, compared to cash and cash equivalents of $43.1 million and an accumulated deficit of $196.3 million as of December 31, 2015. We currently believe our existing cash and cash equivalents, expected revenues and the net proceeds from our “at-the-market” program, whereby we may issue and sell shares of common stock, will be sufficient to meet our capital requirements and fund our operations until at least September 30, 2017. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity, through additional follow-on public offerings or in separate financings, or sell additional debt securities or obtain an additional credit facility. Further, because of the risk and uncertainties associated with the commercialization of our existing products as well as products in development, we may need additional funds to meet our needs sooner than planned. To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, our IPO and our follow-on public offering in August 2016.

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and drawn down by us. Of the remaining $20.0 million, $10.0 million was drawn down on June 15, 2016 and the remaining $10.0 million is contingent on the achievement of certain net revenue milestones prior to December 31, 2016, and if such milestones are achieved, the remaining amount may be drawn down until March 29, 2017. We do not expect we will achieve the level of revenues required to be eligible to borrow the final $10.0 million. As of September 30, 2016, we had $40.7 million outstanding under the Loan Agreement. See section titled “Contractual Obligations.”

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million. The shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC, on March 8, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. Common stock sold in the “at-the-market” program would be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the nine months ended September 30, 2016, we sold 125,214 shares of common stock under the “at-the-market” program at an average price of $11.20 and raised net proceeds of $1.3 million, after payment of $42,000 in commissions and fees to Cowen. During the three months ended September 30, 2016, we did not sell any shares of common stock under the “at-the-market” program. In addition, in August 2016, we issued and sold 9,857,800 shares of our common stock in a follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

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

Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,271)	$(29,364)
Investing activities	(868)	(33)
Financing activities	43,361	71,862
Net increase in cash and cash equivalents	$222	$42,465

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $42.3 million, consisting primarily of a net loss of $42.6 million and an increase in net operating assets of $8.2 million, offset by non-cash charges of $8.5 million. The increase in net operating assets was primarily due to the commercial launch of Pantheris in March 2016 resulting in an increase in accounts receivable and inventories. The increase in net operating assets was also due to an increase in prepaids and other current assets, and decreases in accrued expenses and other current liabilities, due to timing of payments, decreases in other liabilities related to the repayment of assigned interest to PDL and a decrease in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2016 was $0.9 million consisting of purchases of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2015 was $33,000 consisting of $255,000 from the release of a restriction against our cash, offset by purchases of property and equipment of $288,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2016 of $43.4 million primarily relates to net proceeds of $32.8 million from the issuance of common stock pursuant to our follow-on public offering and under the Sales Agreement with Cowen, net proceeds of $9.7 million from the debt financing under the Loan Agreement with CRG, and $0.9 million proceeds from purchases under our employee stock purchase plan and proceeds from the exercise of stock options.

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

CRG

In September 2015, we entered into a Loan Agreement with CRG, under which we may borrow up to $50.0 million in principal amount from CRG on or before December 31, 2016. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016. We may borrow the final $10.0 million, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions. We currently do not believe we will achieve the level of revenues required to be eligible to borrow the final $10.0 million. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, we may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind, or PIK, for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

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

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015, and must achieve minimum revenue of $23.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. On October 28, 2016, we amended the terms of the Loan Agreement, to reduce the minimum revenue that we must achieve in 2016 to $18.0 million. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We are in compliance with the covenants under the Loan Agreement.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.

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

Credit Risk

As of September 30, 2016 and December 31, 2015, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None and one of our customers represented more than 10% of our accounts receivable as of September 30, 2016 and December 31, 2015, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•                  our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, particularly Pantheris;

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $39.9 million in 2013, $32.0 million in 2014, $47.3 million in 2015, and $42.6 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of approximately $238.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that the net proceeds from our “at-the-market” program, whereby we may issue and sell shares of common stock, together with our cash and cash equivalents at September 30, 2016 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations until at least September 30, 2017. We will need to raise additional funds through future equity or debt financings within the next 12 months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next 12 months could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offering in August 2016. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

Our gross margin decreased to 30% and 26% in the three and nine months ended September 30, 2016, respectively, from 36% and 41% in the same periods in 2015. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and lower manufacturing yields as we implemented our improvement to the Pantheris imaging fiber connection. Gross margin was also negatively impacted by an increase of $0.7 million related to warranty expense and a $0.7 million charge in the nine months ended September 30, 2016 predominantly related to excess and obsolete Pantheris inventories.

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

As of September 30, 2016, we had $40.7 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, in each case subject to certain exceptions. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015, and will have to achieve minimum revenue of $23.0 million in 2016, $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. On October 28, 2016, we amended the terms of the Loan Agreement, to reduce the minimum revenue that we must achieve in 2016 to $18.0 million. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.

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

Our current products are cleared in the United States only for crossing sub-total and chronic total occlusions and for performing atherectomy in the peripheral vasculature. These clearances prohibit our ability to market or advertise our products for any other indication within the peripheral vasculature, which restricts our ability to sell these products and could affect our growth. Additionally, our products are contraindicated for use in the cerebral, carotid, coronary, iliac, and renal arteries. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We are not allowed to actively promote or advertise our products for off-label uses. In addition, we cannot make comparative claims regarding the use of our products against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to FDA warnings or enforcement action by the FDA and other government agencies. In the future, if we want to market a variation of Ocelot or Pantheris in the United States for use in other applications for which we do not currently have clearance, such as the coronary arteries, we will need to make modifications to these products, conduct further clinical trials and obtain new clearances or approvals from the FDA. There can be no assurance that we will successfully develop these modifications, that future clinical studies will be successful or that the expense of these activities will be offset by additional revenues.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2016, we held nine issued U.S. patents and had 22 U.S. utility patent applications and 3 PCT applications pending. As of September 30, 2016, we also had 16 issued patents outside of the United States. As of September 30, 2016, we had 42 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We plan to apply for 510(k) clearance for improvements to our Pantheris device in the first half of 2017, and we intend to file for FDA clearance of a lower-profile device for below-the-knee peripheral vascular applications mid-2017. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

In addition, we are required to timely file various reports with the FDA, including reports required by the MDRs that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business. For example, to date we have submitted to the FDA 1) nine MDRs regarding our Ocelot family of catheters, which included incidents of perforations and the removal of the guidewire coating and 2) seven MDRs regarding our Pantheris product, which included incidents during removal of the product and based on an interaction between the catheter and sheath as the catheter was being removed from the sheath.

If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2014 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. We can provide no assurance that we will continue to remain in compliance with the QSR. If the FDA, CDHS or BSI inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

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

•                  sales of stock by our existing stockholders, including our affiliates;

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

•                  announcements related to patents issued to us or our competitors and to litigation; and

•                  developments in our industry.

From time to time, our affiliates may sell stock for reasons due to their personal financial circumstances. These sales may be interpreted by other stockholders as an indication of our performance and result in subsequent sales of our stock that have the effect of creating downward pressure on the market price of our common stock. In addition, the stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our common stock.

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

We will need to raise additional funds through future equity or debt financings within the next 12 months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next 12 months could cause substantial dilution to our existing stockholders.

We maintain a shelf registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units, subscription rights or debt securities. The Registration Statement was declared effective by the SEC on March 8, 2016. In August 2016, we issued and sold 9,857,800 shares of our common stock in our follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have also established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement. During the nine months ended September 30, 2016, we sold 125,214 shares of common stock under our “at-the-market” program with Cowen at an average price of $11.20 and raised net proceeds of $1.3 million, after payment of $42,000 in commissions and fees to Cowen. During the three months ended September 30, 2016, we did not sell any shares of common stock under our “at-the-market” program with Cowen. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG, which may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of November 1, 2016, our directors, officers and their affiliates collectively control approximately 18.5% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the three months ended September 30, 2016.

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

Avinger, Inc.
(Registrant)

Date: November 8, 2016	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	/s/ MATTHEW B. FERGUSON
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