Form 10-K
period 2016-12-31
Avinger Inc
filed 2017-03-15
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2016 as reported by the NASDAQ Global Market on such date, was approximately $73.6 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 13, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 23,913,359.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference to the definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•                  the outcome of and expectations regarding our clinical studies, including our VISION trial and plans to conduct further clinical studies;

•                  our plans to modify our current products, or develop new products, to address additional indications;

•                  our ability to obtain additional financing through our “at-the-market” program and future equity or debt financings;

•                  the expected timing of 510(k) submission to FDA, and associated marketing clearances by FDA, for enhanced versions of Pantheris;

•                  the expected growth in our business and our organization;

•                  our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris to qualify for reimbursement codes used by other atherectomy products;

•                  our ability to continue as a going concern;

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

•                  our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

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

PART I

ITEM 1.    BUSINESS

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to dramatically improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, as well as our Wildcat, Kittycat, and the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device, designed to allow physicians to precisely remove arterial plaque in PAD patients. In October 2015, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris, and we received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the U.S. and select European countries promptly thereafter.

Current treatments for PAD, including bypass surgery, can be costly and may result in complications, high levels of post-surgery pain and lengthy hospital stays and recovery times. Minimally invasive, or endovascular, treatments for PAD include stents, angioplasty, and atherectomy, which is the use of a catheter-based device for the removal of plaque. These treatments also have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease, also known as restenosis. We believe one of the main contributing factors to high restenosis rates for PAD patients treated with endovascular technologies is the amount of vascular injury that occurs during an intervention. Specifically, these treatments often disrupt the membrane between the outermost layers of the artery, which is referred to as the external elastic lamina, or EEL.

Our Lumivascular platform is the only technology that offers real-time visualization of the inside of the artery during PAD treatment though the use of optical coherence tomography, or OCT, a high resolution, light-based, radiation-free intravascular imaging technology. Our Lumivascular platform provides physicians with real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding healthy portions of the artery.

In March 2015, we completed enrollment of 134 patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and effectiveness endpoints. We believe the data from VISION will also allow us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the EEL, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016 after obtaining the required marketing authorizations.

We have assembled a team with extensive medical device development and commercialization capabilities, including our founder, John B. Simpson, Ph.D., M.D., who founded Advanced Cardiovascular Systems, FoxHollow Technologies and Perclose, among other vascular medical device companies. In addition to the commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $19.2 million in 2016, $10.7 million in 2015 and $11.2 million in 2014.

Our Products

Our current products include our Lightbox console and our various catheters used in PAD treatment. All of our revenues are currently derived from sales of our Lightbox console and our various PAD catheters and related services in the United States and select international markets. Each of our current products is, and our future products will be, designed to address significant unmet clinical needs in the treatment of vascular disease.

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
Lightbox(1)	OCT Imaging	N/A	FDA Cleared CE Mark	November 2012 September 2011
Pantheris 8F	Atherectomy	110cm, 8 French (F)	FDA Cleared CE Mark	October 2015 June 2015
Pantheris 7F	Atherectomy	110cm, 7F	FDA Cleared CE Mark	March 2016 June 2015
Ocelot(2)	CTO Crossing	110cm, 6F	FDA Cleared CE Mark	November 2012 September 2011
Ocelot MVRX(2)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL(2)	CTO Crossing	135/150cm, 5F	FDA Cleared CE Mark	December 2012 October 2012

(1)                                     Lightbox is cleared for use with compatible Avinger products.

(2)                                     The Ocelot system is intended to facilitate the intra-luminal placement of conventional guidewires beyond stenotic lesions including subtotal and chronic total occlusions in the peripheral vasculature prior to further percutaneous interventions using OCT-assisted orientation and imaging. The system is an adjunct to fluoroscopy and provides images of vessel lumen, plaques and wall structures. The Ocelot system is contraindicated for use in the iliac, coronary, cerebral, renal and carotid vasculature.

NON-IMAGING PRODUCTS

Name	Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
Wildcat(1)	Guidewire Support CTO Crossing	110cm, 6F 110cm, 6F	FDA Cleared FDA Cleared CE Mark	February 2009(3) August 2011 May 2011
Kittycat 2(2)	CTO Crossing	150cm, 5F	FDA Cleared CE Mark	October 2011 September 2011

(1)                                     The Wildcat catheter is intended to facilitate the intraluminal placement of conventional guidewires beyond stenotic lesions (including subtotal and chronic total occlusions) in the peripheral vasculature prior to further percutaneous intervention. The Wildcat catheter is contraindicated for use in the iliac, coronary, cerebral, renal and carotid vasculature. The Wildcat catheter is intended to be used to support steerable guidewires in accessing discrete regions of the peripheral vasculature. It may be used to facilitate placement and exchange of guidewires and other interventional devices. It may also be used to deliver saline or contrast.

(2)                                     The Kittycat 2 catheter is intended to facilitate the intraluminal placement of conventional guidewires beyond stenotic lesions (including subtotal and chronic total occlusions) in the peripheral vasculature prior to further percutaneous intervention. The Kittycat 2 catheter is contraindicated for use in the iliac, coronary, cerebral, renal and carotid vasculature.

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

Lightbox

Lightbox is our proprietary imaging console, which enables the use of Lumivascular catheters during PAD procedures. The console contains an optical transceiver that transmits light into the artery through an optical fiber and displays a cross-sectional image of the vessel to the physician on a high definition monitor during the procedure. Lightbox is configured with two monitors, one for the physicians, and one for the Lightbox technician.

Lightbox displays a cross-sectional view of the vessel, which provides physicians with detailed information about the orientation of the catheter and the surrounding artery and plaque. Layered structures represent relatively healthy portions of the artery and non-layered structures represent the plaque that is blocking blood flow in the artery. Navigational markers allow the physician to orient the catheter toward the treatment area, helping to avoid damage to the EEL during a procedure. Lightbox received FDA 510(k) clearance in November 2012 and CE Mark in Europe in September 2011.

Pantheris

We believe Pantheris is the first atherectomy catheter to incorporate real-time OCT intravascular imaging. Pantheris may be used alone or following a CTO crossing procedure using Ocelot or other products. Pantheris is a single-use product and will provide physicians with the ability to see a cross-sectional view of the artery throughout the procedure. The device restores blood flow by shaving thin strips of plaque using a high-speed directional cutting mechanism that enables physicians to specifically target the portion of the artery where the plaque resides while minimizing disruption to healthy arterial structures. The excised plaque is deposited in the nosecone of the device and removed from the artery within the device.

In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made minor modifications to Pantheris after the completion of the VISION trial and commenced sales in the United States and select international markets following receipt of FDA approval for this enhanced version of Pantheris in March, 2016. We received CE Mark for Pantheris in June 2015 and in August 2015 for the enhanced version of Pantheris.

Ocelot, Ocelot PIXL and Ocelot MVRX

Ocelot is the first CTO crossing catheter to incorporate real-time OCT imaging, which allows physicians to see the inside of an artery during a CTO crossing procedure. Physicians have traditionally relied solely on fluoroscopy and tactile feedback to guide catheters through complicated blockages. Ocelot allows physicians to accurately navigate through CTOs by utilizing the OCT images to precisely guide the device through the arterial blockage, while minimizing disruption to the healthy arterial structures. We received CE Mark for Ocelot in September 2011 and received FDA 510(k) clearance in November 2012.

We also offer Ocelot PIXL, a lower profile CTO-crossing device for below-the-knee arteries and Ocelot MVRX, which offers a different tip design for peripheral arteries above the knee. We received CE Mark for Ocelot PIXL in October 2012 and received FDA 510(k) clearance in December 2012. We received FDA 510(k) clearance for Ocelot MVRX in December 2012.

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

Clinical Development

We have conducted several clinical trials to evaluate the safety and efficacy of our products, and we received FDA clearance for Wildcat and Ocelot for CTO crossing in 2011 and 2012, respectively, and for Pantheris in October 2015.

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

CONNECT II (Ocelot)

Our clinical trial for Ocelot, known as CONNECT II, was a prospective, multi-center, non-randomized trial that evaluated the safety and efficacy of Ocelot in crossing CTOs in arteries of the upper leg using OCT intravascular imaging. The CONNECT II trial enrolled 100 patients with CTOs at 14 centers in the United States and two centers in Europe. Patients were followed for 30 days post-procedure and an independent group of physicians verified the results to confirm the primary efficacy and safety endpoints. Results from the CONNECT II trial demonstrated that Ocelot surpassed its primary efficacy endpoint by successfully crossing the CTO in 97% of the cases following unsuccessful attempts to cross with standard guidewire techniques. Ocelot achieved these rates with 98% freedom from MAEs.

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

Although the original VISION study protocol was not designed to follow patients beyond six months, we recently began working with 18 of the VISION sites to re-consent patients in order for them to be evaluated for patient outcomes through 12 and 24 months following initial treatment. These longer-term outcomes were presented for an interim subset of 55 patients at a major medical conference in January 2016. The key metrics reported for this group were freedom from target lesion revascularization, or TLR, and freedom from amputation at 12 months and 24 months, which were 86% and 82%, respectively, based on Kaplan-Meier curve assessments.

Data collection for the remaining patients from participating sites is ongoing, and we expect to receive 12 and 24-month results for a total of approximately 125 patients by May 2017 and to release this data at a major medical conference shortly thereafter.

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

Our sales team currently consists of two area Vice Presidents, Regional and Territory Sales managers, Lumivascular Account specialists, and one Director of International Sales. Territory Sales managers are responsible for all product sales, which include disposable catheters and sale and service of our Lightbox console, while Lumivascular account specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by a highly specialized marketing team, which is divided into three areas of focus: clinical training and education, marketing  communications and product development. We also have a small team of field engineers responsible for installation, service and maintenance of our Lightbox consoles.

As of December 31, 2016, we had 70 employees focused on sales and marketing. Our sales, general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were $40.0 million, $29.2 million and $18.5 million, respectively. No single customer accounted for more than 10% of our revenues during 2016, 2015  or 2014.

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

As of December 31, 2016, we held 11 issued U.S. patents and had 23 U.S. utility patent applications and 2 PCT applications pending. As of December 31, 2016, we also had 17 issued patents from outside of the United States. As of December 31, 2016, we had 41 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2032.

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

As of December 31, 2016, we held four registered U.S. trademarks and one pending U.S. trademark application. In Europe, we hold three registered trademarks. In addition, we held one International Registration under the Madrid Protocol with pending extensions to China, Europe, Japan, and Korea.

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

•                  Product line improvements and extensions.  We are developing improvements to our Lumivascular platform, including additional catheters for use in different clinical applications. For example, we are developing versions of Pantheris designed to treat smaller vessels and have developed versions of Pantheris with enhanced cutting capability. We are also developing a next-generation CTO crossing device to target both the peripheral and coronary CTO markets.

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

As of December 31, 2016, we had 29 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $15.5 million, $15.7 million and $11.2 million, respectively.

Manufacturing

Prior to the introduction of our Lumivascular platform, our non-imaging catheter products were manufactured by a third-party. All of our products are now manufactured in-house using components and sub-assemblies manufactured both in-house at our facilities in Redwood City, California and by outside vendors. We assemble all of our products at our manufacturing facility but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility will be sufficient to meet our anticipated growth through at least 2018.

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

We rely on single and limited source suppliers for several of our components and sub-assemblies. For example, we rely on single vendors for our optical fiber and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox.  These components are critical to our products and there are relatively few alternative sources of supply for them. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components used in our products could involve significant time and cost. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture our products would limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations.

Our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. We and our component suppliers are required to manufacture our products in compliance with FDA’s QSR in 21 CFR part 820 of the FFDCA. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. Our Quality System has undergone 20 external audits by third-parties and regulatory authorities since 2009, the latest of which occurred in January 2017 and resulted in zero observations of non-conformances.

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

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. In the United States the FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful pre-market approval, or PMA application or 510(k) premarket notification submission. A completely novel product must go through the more rigorous premarket approval, or PMA, if it cannot receive authorization through a 510(k). The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Class I and Class II devices are considered lower risk and often can gain approval for commercial distribution by submitting an application to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III status and generally require the submission of a PMA application for approval to commercialize a product. These generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

The 510(k) clearance path can be significantly less time-consuming and arduous than PMA approval, making this route generally preferable for a medical device company. A 510(k) application must include documentation that its device is substantially equivalent to a technology already cleared through a 510(k) or in distribution before May 28, 1976 for which the FDA has not required a PMA submission. The FDA has 90 days from the date of the premarket equivalence acceptance to authorize or decline commercial distribution of the device. However, similar to the PMA process, clearance may take longer than this three-month window, as the FDA can request additional data. If the FDA resolves that the product is not substantially equivalent to a predicate device, then the device acquires a Class III designation, and a PMA must be approved before the device can be commercialized. All of our currently marketed products have received commercial clearance and associated indications for use through the 510(k) regulatory pathway with the FDA, some with the support of clinical data.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, will require a new 510(k) submission and clearance before the modified device can be commercialized. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA the FDA may retroactively require a new 510(k) clearance or premarket approval. The FDA could also require a manufacturer to cease marketing and distribution of the modified device and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, a manufacturer may be subject to significant regulatory fines, penalties, and enforcement actions.

A PMA application must include reasonable scientific and clinical data that demonstrates the device is safe and effective for the intended uses and indications being sought. The application must also include preclinical testing, technical, manufacturing and labeling information. If the FDA determines the application can undergo substantive review, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional information or clarifications. The FDA may also impose additional regulatory hurdles for a PMA, including the institution of an advisory panel of experts to assess the application or provide recommendations as to whether to approve the device. Although the FDA in the end approves or disapproves the device, in nearly all cases the FDA follows the recommendation from the advisory panel. As part of this process, the FDA will usually inspect the manufacturing facilities and operations prior to approval to verify compliance with quality control regulations. Significant changes in the manufacturing of a device, or changes in the intended use, indications and labeling or design of a product require new PMA applications or PMA supplements for a product originally approved under a PMA. This creates substantial regulatory risk for devices undergoing the PMA route.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit in 2013, there were no observations that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to the observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR. BSI, our European Notified Body, inspected our facility several times between 2010 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. The BSI audit performed in January 2017 resulted in zero non-conformances.

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

•                  warning letters, adverse publicity, fines, injunctions, consent decrees and civil penalties;

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

Regulatory System for Medical Devices in Europe

The European Union consists of 28 member states and has a coordinated system for the authorization of medical devices. The E.U. Medical Devices Directive, or MDD, sets out the basic regulatory framework for medical devices in the European Union. This directive has been separately enacted in more detail in the national legislation of the individual member states of the European Union.

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

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

International Laws.  In Europe, various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines, for individuals and/or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which went into effect in July 2011, a bribery occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under the new regime, an individual found in violation of the Bribery Act of 2010, faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

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

There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payors. Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect any future legislation or regulation in the United States may have on our business.

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

Medicare reimbursement levels for fiscal year 2017 went into effect as of October 1, 2016. National average Medicare payment rates for PAD procedures for fiscal year 2017 are $10,593 - $19,754 for inpatient procedures and, $4,800 - $14,511 for outpatient procedures. These amounts include the cost of disposable catheters such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (i.e., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Employees

As of December 31, 2016, we had 197 employees, including 54 in manufacturing and operations, 70 in sales and marketing, 21 in research and development, 25 in clinical affairs, regulatory affairs, and quality assurance and 27 in finance, general administrative and executive administration. All 197 employees are full time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

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

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. Please also see “Cautionary Notes Regarding Forward-Looking Statements.”

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

•                  general economic, political, industry and market conditions, including economic and political uncertainty caused by the recent U.S. presidential election;

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $56.1 million in 2016, $47.3 million in 2015 and $32.0 million in 2014. As of December 31, 2016, we had an accumulated deficit of approximately $252.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. In October 2015, we received 510(k) clearance from the FDA, for commercialization of Pantheris, and we received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the U.S. and select international markets promptly thereafter. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations.  Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have addressed certain of these concerns and plan to make additional product changes and improvements as a result of this feedback. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. In 2016, our revenue was adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, including improvements to the Pantheris imaging fiber connection, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of the physicians our revenue may decline further or fail to increase.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of Pantheris and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA approval to market an enhanced version of Pantheris in March 2016, and Pantheris became commercially available in the United States and select international markets promptly thereafter.  As such, increased acceptance among physicians of these products may not occur. Our ability to successfully market Pantheris will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure you that demand for Pantheris and our other Lumivascular platform products will continue to grow and our products may not significantly penetrate current or new markets. Market demand for Pantheris and physician adoption of this product also may be negatively impacted by product performance issues that we have experienced and the need to replace certain products in accordance with our warranty policy. In some cases utilization of our products has been less than we anticipated historically. If demand for Pantheris and our other Lumivascular platform products does not increase and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize Pantheris, would harm our business, financial condition and results of operations.

We are also aware of certain characteristics and features of our Lumivascular platform that may prevent widespread market adoption. For example, in procedures using the current model of Pantheris, some physicians may prefer to have a technician or second physician assisting with the operation of the catheter as well as a separate technician to operate the Lightbox, potentially making it less financially attractive for physicians and their hospitals and medical facilities. It may take significant time and expense to modify our products to allow a single physician to operate the entire system and we can provide no guarantee that we will be able to make such modifications, or obtain any additional and necessary regulatory clearances for such modifications. Also, although the OCT images created by our Lightbox may make it possible for physicians to reduce the degree to which fluoroscopy and contrast dye are used when using our Lumivascular platform products compared to competing endovascular products, physicians are still using both fluoroscopy and contrast dye, particularly with Pantheris. As a result, risks of complications from radiation and contrast dye are still present and may limit the commercial success of our products. Finally, it will require training for technicians and physicians to effectively operate our Lumivascular platform products, including interpreting the OCT images created by our Lightbox, which may affect adoption of our products by physicians. These or other characteristics and features of our Lumivascular platform may cause our products not to be widely adopted and harm our business, financial condition and results of operation.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts.

We believe that the net proceeds from our “at-the-market” program, whereby we may issue and sell shares of common stock, together with our cash and cash equivalents at December 31, 2016 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations until at least September 30, 2017. We will need to raise additional funds through future equity or debt financings within the next nine months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next nine months could cause substantial dilution to our existing stockholders.

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

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals. We have experienced direct sales employee and sales management turnover in the past. For example, in February 2017, John D. Simpson, our Senior Vice President, Sales and Marketing resigned.  The loss of any of senior management in our sales team could weaken our sales expertise and harm our business, and we may not be able to find adequate replacements on a timely basis, or at all. The changes in senior management that have occurred over the past several years may continue to create instability in our sales force leading to attrition in sales representatives in the future.

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

Our gross margin decreased to 25% for the year ended December 31, 2016 compared to 40% for the year ended December 31, 2015. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and lower manufacturing yields as we implemented our improvement to the Pantheris imaging fiber connection. Gross margin was also negatively impacted by an increase of $1.0 million related to warranty expense and a $0.8 million charge in the year ended December 31, 2016, predominantly related to excess and obsolete Pantheris inventories.

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

As of December 31, 2016, we had $41.3 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, in each case subject to certain exceptions. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $23.0 million in 2016, and will have to achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. On October 28, 2016, we amended the terms of the Loan Agreement, to reduce the minimum revenue that we must achieve in 2016 to $18.0 million. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions.

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

Our value proposition to physicians and hospitals is largely dependent upon our contention that the rate of arterial damage when physicians are using our products is lower than with competing products. If minimizing arterial damage does not significantly impact patient outcomes, meaning either (i) that restenosis is often triggered without disrupting healthy arterial structures, or (ii) arteries can be damaged during treatment without triggering restenosis, then we may be unable to demonstrate our Lumivascular platform’s benefits are any different than competing technologies. Furthermore, physicians may find our imaging system difficult to use, and we may not be able to provide physicians with adequate training to be able to realize the benefits of our Lumivascular platform. If physicians do not value the benefits of on-board imaging and the enhanced visualization enabled by our products during an endovascular intervention as compared to our competitor’s products, or do not believe that such benefits improve clinical outcomes, our Lumivascular platform products may not be widely adopted.

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

We have limited long-term data regarding the safety and efficacy of our Lumivascular platform products, including Pantheris. Any long-term data that is generated by clinical trials involving our Lumivascular platform may not be positive or consistent with our short-term data, which would harm our ability to obtain clearance to market and sell our products.

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

We rely on single and limited source suppliers for several of our components and sub-assemblies. For example, we rely on single vendors for our optical fiber and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components or sub-assemblies incorporated into our products would limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations.

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

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Our employees may terminate their employment with us at any time. For example, in February 2017, John D. Simpson, our Senior Vice President of Sales and Marketing, resigned. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. In particular, our founder and Executive Chairman, Dr. John B. Simpson, is the visionary behind many of our product development activities and he actively supports our clinical trials and physician education and training efforts. If Dr. Simpson was no longer working at our company, our industry credibility, product development efforts and physician relationships would be harmed. We do not currently maintain key person life insurance policies on any of our employees, including Dr. Simpson.

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

Marketing our Lumivascular platform outside of the United States would require substantial additional sales and marketing, regulatory and personnel expenses. As part of our product development and regulatory strategy, we plan to expand into select international markets, but we do not currently intend to devote significant additional resources to market our Lumivascular platform internationally in order to focus our resources and efforts on the U.S. market. Our decision to market our products primarily in the United States in the near-term will limit our ability to reach all of our potential markets and will limit our potential sources of revenue. In addition, our competitors will have an opportunity to further penetrate and achieve market share outside of the United States until such time, if ever, that we devote significant additional resources to market our Lumivascular platform products or other products internationally.

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $219.1 million and $161.8 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2017 for state purposes. Generally, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include hardware and software components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use product names. They may devote substantial resources towards obtaining claims that cover the design of our atherectomy products to prevent the marketing and selling of competitive products. We may become a party to patent or trademark infringement or trade secret claims and litigation as a result of these and other third-party intellectual property rights being asserted against us. The defense and prosecution of these matters are both costly and time consuming. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2016, we held 11 issued U.S. patents and had 23 U.S. utility patent applications and 2 PCT applications pending. As of December 31, 2016, we also had 17 issued patents outside of the United States. As of December 31, 2016, we had 41 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

We use certain open source software in Lightbox. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering Lightbox unless and until we can re- engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We plan to apply for 510(k) clearance for improvements to our Pantheris device mid-2017, and we intend to file for FDA clearance of a lower-profile device for below-the-knee peripheral vascular applications in the second half of 2017. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

In addition, we are required to timely file various reports with the FDA, including reports required by the MDRs that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business

If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable scientific data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including Warning Letters, adverse publicity, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

Material modifications to our Lumivascular platform products may require new 510(k) clearances or premarket approvals or may require us to recall or cease marketing our Lumivascular platform products until clearances or approvals are obtained.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2014 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. The BSI audit performed in January 2017 resulted in zero non-conformances. We can provide no assurance that we will continue to remain in substantial compliance with the QSR. If the FDA, CDHS or BSI inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

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

The current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

•                  HIPAA, as amended by the HITECH Act, which protects the security and privacy of protected health information; and

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These disclosure requirements require ongoing due diligence efforts and disclosure obligations. We have incurred and expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Additional costs could include the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, our implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. We may face reputational harm if we determine that certain of our components contain minerals not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid using such materials. Reputational harm could adversely affect our business, financial condition or results of operations.

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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance, including projected revenues and the timing of regulatory approvals. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

We maintain a shelf registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units, subscription rights or debt securities. The Registration Statement was declared effective by the SEC on March 8, 2016. In August 2016, we issued and sold 9,857,800 shares of our common stock in our follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have also established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under our “at-the-market” program with Cowen at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG, which may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of March 1, 2017, our directors, officers and their affiliates collectively control approximately 19.2% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

Our 2016 financial statements contain disclosure that there is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern within one year from the date the financial statements are issued. Our independent registered public accounting firm has expressed in its auditors’ report on our financial statements, included in this Annual Report on Form 10-K, a “going concern” opinion, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2016 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We maintain our principal executive offices, comprising 44,200 square feet in two buildings in Redwood City, California, under a lease agreement that expires in November 2019. We have the option to extend the lease through November 2022. Our facility houses our research and development, sales, marketing, manufacturing, finance and administrative activities. In February 2016, we entered into an additional non-cancelable operating lease for 6,600 square feet of warehouse and storage space in Redwood City, California, the lease agreement expires in November 2019. We believe that our current facilities are adequate for our current and anticipated future needs through at least 2018.

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

	Low	High
Fiscal Year ending December 31, 2015
First Quarter (beginning January 30, 2015)	$10.00	$13.32
Second Quarter	$10.50	$13.15
Third Quarter	$12.52	$16.45
Fourth Quarter	$14.67	$24.75
Fiscal Year ending December 31, 2016
First Quarter	$8.51	$20.46
Second Quarter	$9.92	$13.72
Third Quarter	$3.66	$11.99
Fourth Quarter	$3.50	$5.05

HOLDERS OF RECORD

As of March 13, 2016, there were 23,913,359 shares of our common stock held by 196 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

STOCK PRICE PERFORMANCE GRAPH

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Medical Equipment Index for the period from January 30, 2015 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $13.50 on January 30, 2015 and in the NASDAQ Composite Index and the NASDAQ Medical Equipment Index on January 30, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

DIVIDEND POLICY

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our Loan Agreement with CRG prohibits us from paying any dividends or making any other distribution or payment on account of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of our equity compensation plans have been approved by our stockholders. The equity compensation plans are described in Notes 12 and 13 to our financial statements included in this Annual Report on Form 10-K. The following table provides information as of December 31, 2016, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securites Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	6,074,304	$9.60	1,183,937

(1)             Includes the following plans: our 2009 Stock Plan, our 2015 Equity Incentive Plan and our 2015 Employee Stock Purchase Plan. Our 2015 Equity Incentive Plan provides that on the first day of each fiscal year commencing in fiscal year 2016, the number of shares authorized for issuance under the 2015 Equity Incentive Plan is automatically increased by a number equal to the lesser of (i) 1,690,000 shares of common stock, (ii) 5.0% of the aggregate number of shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors. Our 2015 Employee Stock Purchase Plan provides that on the first day of each fiscal year commencing in fiscal year 2016 the number of shares authorized for issuance under our 2015 Employee Stock Purchase Plan is automatically increased by a number equal to the lesser of (i) 493,000 shares of common stock, (ii) 1.5% of the aggregate number of shares of common stock outstanding on such date, or (iii) an amount determined by our board of directors or a duly authorized committee of our board of directors.

(2)             The weighted average exercise price does not take into account outstanding restricted stock, or RSUs, which have no exercise price.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2016 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the following selected financial data together with the section of this Annual Report on Form 10-K entitled “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in the future or any other period.

Statements of Operations Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenues	$19,214	$10,713	$11,213	$12,964	$8,560
Cost of revenues	14,445	6,478	6,513	8,205	4,151
Gross profit	4,769	4,235	4,700	4,759	4,409

Operating expenses:
Research and development	15,536	15,694	11,224	15,973	15,416
Selling, general and administrative	39,950	29,231	18,503	25,758	22,848
Total operating expenses	55,486	44,925	29,727	41,731	38,264
Loss from operations	(50,717)	(40,690)	(25,027)	(36,972)	(33,855)

Interest income (expense), net	(5,399)	(5,127)	(6,014)	(2,923)	19
Other income (expense), net	(12)	(1,527)	(909)	5	(19)
Loss before provision for income taxes	(56,128)	(47,344)	(31,950)	(39,890)	(33,855)
Provision for income taxes	—	—	14	11	9
Net loss and comprehensive loss	(56,128)	(47,344)	(31,964)	(39,901)	(33,864)
Adjustment to net loss resulting from convertible preferred stock modification	—	(2,384)	—	—	—
Net loss and comprehensive loss attributable to common stockholders	$(56,128)	$(49,728)	$(31,964)	$(39,901)	$(33,864)

Net loss attributable to common stockholders per share, basic and diluted	$(3.39)	$(4.38)	$(132.63)	$(170.52)	$(162.03)

Weighted average common shares used to compute net loss per share, basic and diluted	16,574	11,362	241	234	209

Balance Sheets Data:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$36,096	$43,059	$12,316	$12,221	$20,617
Working capital	20	43,576	9,917	15,734	22,462
Total assets	53,557	54,104	24,437	24,508	30,324
Long-term borrowings	—	29,565	18,228	19,622	—
Convertible notes and accrued interest	—	—	8,609	13,661	—
Convertible preferred stock	—	—	132,260	99,654	99,659
Accumulated deficit	(252,389)	(196,261)	(146,533)	(114,569)	(74,668)
Total stockholders’ equity (deficit)	4,241	15,589	(143,868)	(112,782)	(73,644)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this Annual Report on Form 10-K entitled “Selected financial data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K entitled “Risk factors.”

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to area away from the heart, particularly the pelvis and legs. Our mission is to dramatically improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, as well as our Wildcat, Kittycat 2, and the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. In October 2015, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris, and we received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the U.S. and select European countries promptly thereafter.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION will allow us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we recently began working with 18 of the VISION sites to re-consent patients in order for them to be evaluated for patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites is ongoing, and we expect to receive 12 and 24-month results for a total of approximately 125 patients by May 2017 and to release this data shortly thereafter. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations.

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

Prior to the introduction of our Lumivascular platform our non-imaging catheter products were manufactured by third parties. All of our products are now manufactured in-house at our facilities in Redwood City, California using components and sub-assemblies manufactured both in-house and by outside vendors. We assemble all of our products at our manufacturing facility, but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility will be sufficient to meet our anticipated growth through at least 2018.

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $19.2 million in 2016, $10.7 million in 2015 and $11.2 million in 2014. During the years ended December 31, 2016, 2015 and 2014, our net loss was $56.1 million, $47.3 million and $32.0 million, respectively. We have not been profitable since inception, and as of December 31, 2016, our accumulated deficit was $252.4 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we may borrow up to $50.0 million on or before March 29, 2017. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016 under the Loan Agreement. Contingent on achievement of certain revenue milestones, among other conditions, we would have been eligible to borrow an additional $10.0 million, on or prior to March 29, 2017; however, we did not achieve the level of revenues required to borrow the final $10.0 million. Contemporaneous with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. In addition, in August 2016, we completed a follow-on public offering of 9,857,800 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. We expect our revenues to increase as we introduce new Lumivascular platform products including new versions of Pantheris. No single customer accounted for more than 10% of our revenues during 2016, 2015 or 2014.

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

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of costs related to manufacturing overhead, materials and direct labor. We expense all warranty costs and inventory provisions as cost of revenues. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. A significant portion of our cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. Cost of revenues also includes depreciation expense for production equipment, depreciation and related maintenance expense for placed Lightboxes held by customers and certain direct costs such as those incurred for shipping our products.

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

Selling, General and Administrative Expenses

Our current sales efforts focus on establishing new Lumivascular platform sites by marketing our products to physicians and hospital administrators. Additionally, we seek to support and increase the use of our Lumivascular platform products by our current customers through case coverage, clinical training and other programs.

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, a 2.3% tax on U.S. sales of medical devices, general corporate expenses and allocated facilities-related expenses. Effective January 1, 2016, the excise tax of 2.3% on U.S sales of medical devices has been suspended for two years. We believe that our U.S. sales infrastructure and establishing distributor relationships in select regions outside the United States will drive further adoption of our Lumivascular platform.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consisted of gains and losses resulting from the remeasurement of the fair value of our common stock warrant liability and the compound embedded derivative instrument associated with our convertible promissory notes, or the notes, which were repaid in full in September 2015, and the loss on the extinguishment of the notes. We continued to record adjustments to the estimated fair value of the common stock warrants until the Series E preferred stock issuance in September 2014, upon which the common stock warrant exercise price was fixed at $12.60 per share. At that time, we re-evaluated the terms of the common stock warrants and determined that the common stock warrants issued with the convertible notes met the requirements for equity classification and the fair value of the warrant liability was reclassified to additional paid-in capital. We continued to record adjustments to the estimated fair value of the compound embedded derivative instrument associated with the notes until the notes were repaid in September 2015. Upon extinguishment of the notes, the associated current fair value of the embedded derivative asset was expensed to other income (expense), net. Additionally, for the year ended December 31, 2015, other income (expense), net includes charges to reflect the carrying value of our ongoing royalty obligation to PDL Biopharma, or PDL.

Results of Operations:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues	$19,214	$10,713	$11,213
Cost of revenues	14,445	6,478	6,513
Gross profit	4,769	4,235	4,700
Gross margin	25%	40%	42%

Operating expenses:
Research and development	15,536	15,694	11,224
Selling, general and administrative	39,950	29,231	18,503
Total operating expenses	55,486	44,925	29,727
Loss from operations	(50,717)	(40,690)	(25,027)

Interest income (expense), net	(5,399)	(5,127)	(6,014)
Other income (expense), net	(12)	(1,527)	(909)
Loss before provision for income taxes	(56,128)	(47,344)	(31,950)
Provision for income taxes	—	—	14
Net loss and comprehensive loss	$(56,128)	$(47,344)	$(31,964)

Comparison of Years Ended December 31, 2016 and 2015

Revenues.  Revenues increased $8.5 million, or 79%, to $19.2 million during the year ended December 31, 2016, compared to $10.7 million during the year ended December 31, 2015. For the year ended December 31, 2016, sales of our Lightbox imaging consoles increased by 15% to $4.7 million and sales of our disposable catheters increased by 119% to $14.5 million. The increased revenues in 2016 reflects the commercial launch of Pantheris in March 2016 and our continuing focus on Lumivascular programs to educate physicians on the benefits of OCT, training related to image interpretation and building the installed base of the Lightbox imaging consoles.

Cost of Revenues and Gross Margin.  Cost of revenues increased $7.9 million, or 123%, to $14.4 million during the year ended December 31, 2016, compared to $6.5 million during the year ended December 31, 2015. This increase was attributable to the increase in revenues from sales and manufacturing overhead costs as we invested significantly in operational infrastructure to support anticipated growth and the commercial launch of Pantheris. Gross margin for the year ended December 31, 2016 decreased to 25%, compared to 40% in the year ended December 31, 2015. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure related to the introduction of Pantheris against lower than anticipated volumes, and lower manufacturing yields as we implemented our improvement to the Pantheris imaging fiber connection and the proportion of revenues attributable to our products sold under agreements with international distributors. Gross margin was also negatively impacted by an increase of $1.0 million related to warranty expense and a $0.8 million charge in the year ended December 31, 2016 predominantly related to excess and obsolete Pantheris inventories.

Research and Development Expenses.  R&D expenses decreased $0.2 million, or 1%, to $15.5 million during the year ended December 31, 2016, compared to $15.7 million during the year ended December 31, 2015. This decrease was primarily due to a $0.7 million decrease in outside services and depreciation. These decreases were partially offset by a $0.2 million increase in personnel-related expenses and an increase of $0.3 million in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $2.7 million compared to $2.5 million for the year ended December 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses.  SG&A expenses increased $10.8 million, or 37%, to $40.0 million during the year ended December 31, 2016, compared to $29.2 million during the year ended December 31, 2015. This increase was primarily due to a $8.4 million increase in personnel-related expenses, an increase of $2.0 million in marketing costs and an increase of $0.4 million relating to the allocation of facilities expense. Personnel-related expenses increased due to an increase in headcount and stock-based compensation expense. Personnel-related expenses included stock-based compensation expense of $4.1 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively. Increases in our marketing costs were associated with pre-commercial preparation expenses primarily relating to $1.1 million of Pantheris devices being designated as training and demonstration units for use by our sales and marketing personnel.

Interest Income (Expense), Net.  Interest income (expense), net increased $0.3 million, or 5%, to an expense of $5.4 million during the year ended December 31, 2016, compared to an expense of $5.1 million during the year ended December 31, 2015. This increased expense was attributable to the additional interest expense associated with the $10.0 million of borrowings on June 15, 2016 under our Loan Agreement with CRG, partially offset by the retirement of our outstanding principal and accrued interest with PDL, and extinguishment of the principal and accrued interest underlying our notes using the proceeds from the CRG borrowing and securities purchase in September 2015.

Other Income (Expense), Net.  Other income (expense), net decreased to an expense of $12,000 during the year ended December 31, 2016, compared to expense of $1.5 million during the year ended September 30, 2015. Other expense for the year ended December 31, 2015, was primarily attributable to the reversal of the current fair value of the embedded derivative asset of $1.1 million upon the repayment of our notes in September 2015, expense of $0.9 million to reflect the carrying value of our ongoing royalty obligation to PDL and non-cash charges related to the amortization of debt discount and issuance costs associated with the notes and the credit agreement upon their repayment in September 2015, partially offset by the remeasurement of the fair value of the derivative instruments associated with our notes through the date of their repayment.

Comparison of Years Ended December 31, 2015 and 2014

Revenues.  Revenues decreased $0.5 million, or 4%, to $10.7 million during the year ended December 31, 2015, compared to $11.2 million during the year ended December 31, 2014. For the year ended December 31, 2015, sales of our Lightbox imaging console increased by 6% to $4.1 million while sales of our disposable catheters decreased by 10% to $6.6 million. The decrease in disposable catheter revenues in 2015 and changes in revenue mix was related to our commercial focus on our Lumivascular programs to broaden physician exposure to OCT, image interpretation and building the installed base of the Lightbox imaging console prior to the commercial launch of Pantheris, in March 2016.

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $36.1 million and an accumulated deficit of $252.4 million, compared to cash and cash equivalents of $43.1 million and an accumulated deficit of $196.3 million as of December 31, 2015. We currently believe our existing cash and cash equivalents, expected revenues and the net proceeds from our “at-the-market” program,  will be sufficient to meet our capital requirements and fund our operations until at least September 30, 2017. We will need to raise additional funds through future equity or debt financings within the next nine months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next 12 months could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and significantly scale back our business and operations. To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, our IPO and our follow-on public offering in August 2016.

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and drawn down by us. Of the remaining $20.0 million, $10.0 million was drawn down on June 15, 2016 and the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016,which were not met as of this date. As of December 31, 2016, we had $41.3 million outstanding under the Loan Agreement. See section titled “Contractual Obligations.”

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $23.0 million in 2016, and must achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. On October 28, 2016, we amended the terms of the Loan Agreement, to reduce the minimum revenue that we must achieve in 2016 to $18.0 million. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We were in compliance with the covenants under the Loan Agreement as of December 31, 2016.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million. The shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC, on March 8, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. Common stock sold in the “at-the-market” program is sold at prevailing market prices at the time of the sale, and, as a result, prices vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. In addition, in August 2016, we issued and sold 9,857,800 shares of our common stock in a follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(53,069)	$(40,883)	$(21,801)
Investing activities	(971)	(322)	(117)
Financing activities	47,077	71,948	22,013
Net increase in cash and cash equivalents	$(6,963)	$30,743	$95

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $53.1 million, consisting primarily of a net loss of $56.1 million and an increase in net operating assets of $8.7 million, offset by non-cash charges of $11.7 million. The increase in net operating assets was primarily due to the commercial launch of Pantheris in March 2016 resulting in an increase in accounts receivable and inventories. The increase in net operating assets was also attributable to an increase in prepaids and other current assets, and decreases in accrued expenses and other current liabilities, due to timing of payments, decreases in other liabilities related to the repayment of assigned interest to PDL and a decrease in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the year ended December 31, 2016 was $1.0 million consisting of purchases of property and equipment. Net cash used in investing activities in 2015 was $0.3 million consisting of purchases of property and equipment of $0.6 million, partially offset by $0.3 million from the release of a restriction against our cash. Net cash used in investing activities in 2014 was $0.1 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2016 of $47.1 million primarily relates to net proceeds of $36.6 million from the issuance of common stock pursuant to our follow-on public offering and under the Sales Agreement with Cowen, net proceeds of $9.7 million from the debt financing under the Loan Agreement with CRG, and $0.8 million proceeds from purchases under our employee stock purchase plan and from the exercise of stock options.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, our ongoing royalty obligations with PDL, our Loan Agreement with CRG and non-cancellable purchase commitments. The following table sets out, as of December 31, 2016, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,974	$3,948	$—	$—	$5,922
Capital lease obligations	26	13	—	—	39
Ongoing royalty obligations with PDL	1,220	474	—	—	1,694
CRG Loan	—	14,329	41,761	—	56,090
Noncancellable purchase commitments	3,542	—	—	—	3,542
	$6,762	$18,764	$41,761	$—	$67,287

Our contractual obligations have not otherwise significantly changed from December 31, 2016.

CRG

In September 2015, we entered into a Loan Agreement with CRG, under which we may borrow up to $50.0 million in principal amount from CRG on or before December 31, 2016. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016. We did not achieve the level of revenues required to be eligible to borrow the final $10.0 million. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, we may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind, or PIK, for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

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

Convertible Promissory Notes

On October 29, 2013, we entered into a Note and Warrant Purchase Agreement, or the Convertible Note Agreement, with certain existing preferred stockholders, third-parties and employees for the issuance of convertible notes up to an aggregate principal amount of $25.0 million. Under the terms of the Convertible Note Agreement, we issued convertible notes, or the notes, in October and November 2013 for total proceeds of $13.5 million and in May and July 2014 for total proceeds of $4.7 million. We were required to pay interest under the notes at a rate equal to 30-day LIBOR, plus 6% per annum subject to a minimum internal rate of return of 20% per annum. The principal and accrued interest thereon was to mature on the earlier of: (i) October 29, 2018, (ii) an event of default or (iii) a change of control event.

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

Following the retirement of the PDL debt, our royalty obligations under the PDL credit agreement continue and are payable through April 2018 at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts, starting at $65,000 per quarter in 2013 and increasing annually to $310,000 per quarter in 2018. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. We were in compliance with the covenants under the credit agreement as of December 31, 2016.

Lease Agreements

We lease our headquarters in Redwood City, California pursuant to a lease agreement with HCP LS Redwood City dated July 30, 2010, as amended by the First Amendment to Lease dated September 30, 2011 and the Second Amendment to Lease dated March 4, 2016, collectively, the Amended Lease. The Amended Lease has a rental commencement date of December 1, 2011, a term of eight years and expires in November 2019. We have an additional option to extend the lease term for a period of three years. The option must be exercised no more than 12 months and no less than nine months prior to the expiration of the applicable term. The Amended Lease is for an aggregate of approximately 44,200 rentable square feet. In February 2016, we entered into an additional non-cancelable operating lease for warehouse and storage space in Redwood City, California, that expires in November 2019.

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

Revenue Recognition

All of our revenues are currently derived from sales of our Lumivascular platform products, sales of various non-imaging PAD catheters and related services in the United States and select international markets. We recognize revenues when the following revenue recognition criteria are met:

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

We offer our customers the ability to purchase or lease our Lightbox. In addition, we provide our Lightbox under a limited commercial evaluation program to allow certain strategic accounts to install and utilize the Lightbox for a limited trial period of three to six months. When a Lightbox is placed, we retain title to the equipment and it remains capitalized on our balance sheet under property and equipment. The costs to maintain these placed Lightboxes held by customers are charged to cost of revenues as incurred.

We evaluate our lease and commercial evaluation program agreements and account for these contracts under the guidance pertaining to accounting for leases and for revenue arrangements with multiple deliverables. The guidance requires arrangement consideration to be allocated between a lease deliverable and a non-lease deliverable based upon the relative selling prices of the deliverables, using a specific hierarchy. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value of the respective elements, (ii) third-party evidence of selling price, and (iii) best estimate of selling price, or BESP. We allocate arrangement consideration using BESP.

We assessed whether the embedded lease is an operating lease or sales-type lease and determined that collectability of the minimum lease payments is not reasonably predictable given that any payments under the lease agreements are dependent upon contingent future catheter sales. We concluded, therefore, that the embedded lease did not meet the criteria of a sales-type lease and we account for it as an operating lease. We recognize revenue allocated to the lease as the contingent disposable products are delivered.

For sales through distributors, we recognize revenue when title to the product and the risk of loss transfers from us to the distributor. The distributors are responsible for all marketing, sales, training and warranty in their respective territories. The standard terms and conditions contained in our distribution agreements do not provide price protection or stock rotation rights to any of its distributors. In addition, its distributor agreements do not allow the distributor to return or exchange products, and the distributor is obligated to pay us upon invoice regardless of its ability to resell the product.

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

Inventories

Inventories, which includes material, labor and overhead costs, are stated at standard cost, which approximates actual cost, determined on a first-in, first-out basis, and not in excess of net realizable value. The cost basis of our inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material impact on our gross profit and inventory balances.

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

The following table summarizes the weighted average assumptions we used to determine the fair value of stock options:

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	6.1	6.3	6.3
Expected volatility	49.7%	49.8%	59.1%
Risk-free interest rate	1.5%	1.8%	1.8%
Dividend rate	—	—	—

Fair Value of Common Stock.  Prior to completion of our IPO in January 2015, the fair value of the shares of our common stock underlying the stock options has historically been determined by our board of directors after considering independent third-party valuation reports. Because there had previously been no public market for our common stock, our board of directors determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our preferred stock, our operating and financial performance and the general and industry-specific economic outlook. Following our IPO in January 2015, the fair value of our common stock is determined based on the closing price of our common stock on The NASDAQ Global Market.

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

Expected Volatility.  Since there had previously been no public market for our common stock and lack of company specific historical volatility, we had determined the share price volatility for options granted based on an analysis of the volatility of a peer group of publicly traded companies. In evaluating similarity, we considered factors such as stage of development, risk profile, enterprise value and position within the industry. Following our IPO in January 2015, we supplement our available company historical volatility with the volatility of a peer group of publicly traded companies.

Risk-free Interest Rate.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

Dividend Rate.  We assumed the expected dividend to be zero as we have never paid dividends and have no current plans to do so.

Expected Forfeiture Rate.  We estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, we record the difference as a cumulative adjustment in the period that the estimates are revised.

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

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have irrevocably elected not to avail ourselves of the exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Credit Risk

As of December 31, 2016, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None and one of our customers represented more than 10% of our accounts receivable as of December 31, 2016 and 2015, respectively.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a separate section of this Annual Report on Form 10-K beginning on page 57 and is incorporated herein by reference.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 annual meeting of stockholders, or the 2017 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated by reference in this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The following Financial Statements are filed as part of this Annual Report on Form 10-K:

(a)(2)                  Financial Statement Schedules

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year

Allowance for doubtful accounts receivable:
Fiscal year ended 2014	$20	$—	$—	$20
Fiscal year ended 2015	$20	$—	$—	$20
Fiscal year ended 2016	$20	$3	$2	$21

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2014	$88	$135	$146	$77
Fiscal year ended 2015	$77	$37	$55	$59
Fiscal year ended 2016	$59	$114	$130	$43

(a)(3)                  Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, and the

Years Ended December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avinger, Inc.

We have audited the accompanying balance sheets of Avinger, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avinger, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Redwood City, California

March 14, 2017

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$36,096	$43,059
Accounts receivable, net of allowance for doubtful accounts of $21 at December 31, 2016 and $20 at December 31, 2015	3,570	2,060
Inventories	8,462	5,405
Prepaid expenses and other current assets	662	533
Total current assets	48,790	51,057

Property and equipment, net	4,555	2,822
Other assets	212	225
Total assets	$53,557	$54,104

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,607	$1,113
Accrued compensation	2,807	3,083
Accrued expenses and other current liabilities	3,067	3,285
Borrowings, current portion	41,289	—
Total current liabilities	48,770	7,481

Borrowings, net of current portion	—	29,565
Other long-term liablities	546	1,469
Total liabilities	49,316	38,515

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2016 and December 31, 2015
Shares issued and outstanding: none at December 31, 2016 and December 31, 2015	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2016 and December 31, 2015
Shares issued and outstanding: 23,776,033 at December 31, 2016 and 12,643,538 at December 31, 2015	24	13
Additional paid-in capital	256,606	211,837
Accumulated deficit	(252,389)	(196,261)
Total stockholders’ equity	4,241	15,589
Total liabilities and stockholders’ equity	$53,557	$54,104

See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$19,214	$10,713	$11,213
Cost of revenues	14,445	6,478	6,513
Gross profit	4,769	4,235	4,700

Operating expenses:
Research and development	15,536	15,694	11,224
Selling, general and administrative	39,950	29,231	18,503
Total operating expenses	55,486	44,925	29,727
Loss from operations	(50,717)	(40,690)	(25,027)

Interest income	125	40	2
Interest expense	(5,524)	(5,167)	(6,016)
Other income (expense), net	(12)	(1,527)	(909)
Loss before provision for income taxes	(56,128)	(47,344)	(31,950)
Provision for income taxes	—	—	14
Net loss and comprehensive loss	(56,128)	(47,344)	(31,964)
Adjustment to net loss resulting from convertible preferred stock modification	—	(2,384)	—
Net loss and comprehensive loss attributable to common stockholders	$(56,128)	$(49,728)	$(31,964)

Net loss attributable to common stockholders per share, basic and diluted	$(3.39)	$(4.38)	$(132.63)

Weighted average common shares used to compute net loss per share, basic and diluted	16,574	11,362	241

See accompanying notes.

AVINGER, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	326,591	$6,183	225,235	$6,649	755,486	$27,272	561,423	$22,397	722,367	$37,153	—	$—	240,692	$—	$1,787	$(114,569)	$(112,782)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,568	—	28	—	28
Employee stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	641	—	641
Issuance of Series E Convertible Preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,671,626	32,606	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	175	—	175
Reclass of warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	—	—	—	34	—	34
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,964)	(31,964)
Balance at December 31, 2014	326,591	6,183	225,235	6,649	755,486	27,272	561,423	22,397	722,367	37,153	2,671,626	32,606	243,260	—	2,665	(146,533)	(143,868)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	49,621	—	432	—	432
Employee stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,899	—	5,899
Vesting of restricted stock subject to repurchase	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18	—	18
Issuance of Series E Convertible Preferred stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	490,472	5,372	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	804	—	804
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	34,470	—	323	—	323
Conversion of preferred stock to common stock in connection with the IPO	(326,591)	(6,183)	(225,235)	(6,649)	(755,486)	(27,272)	(561,423)	(22,397)	(722,367)	(37,153)	(3,162,098)	(37,978)	5,753,200	6	137,626	—	137,632
Additional shares of common stock issued upon the conversion of preferred stock into common stock due to anti-dilution provisions													1,214,725	1	(1)	—	—
Issuance of common stock in IPO, net of underwriting discount, commissions and issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	5,000,000	5	56,893	—	56,898
Issuance of common stock related to CRG Loan, net of issuance costs													348,262	1	4,794	—	4,795
Convertible preferred stock modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,384	(2,384)	—
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,344)	(47,344)
Balance at December 31, 2015	—	—	—	—	—	—	—	—	—	—	—	—	12,643,538	13	211,837	(196,261)	15,589
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	163,936	—	805	—	805
Employee stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,392	—	7,392
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	15,381	—	—	—	—
Issuance of common stock in Public Offerings, net of underwriting discount, commissions and issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	10,953,178	11	36,572		36,583
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(56,128)	(56,128)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	23,776,033	$24	$256,606	$(252,389)	$4,241

See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(56,128)	$(47,344)	$(31,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,506	1,300	1,451
Amortization of debt issuance costs and debt discount	222	199	212
Stock-based compensation	7,392	5,899	641
Remeasurement of embedded derivatives	—	(835)	(378)
Write off of embedded derivatives	—	1,066	—
Noncash interest expense and other charges	1,812	2,074	3,485
Loss on extinguishment of convertible notes	—	86	1,234
Provision for doubtful accounts receivable	3	—	—
Provision for excess and obsolete inventories	797	(26)	(48)
Changes in operating assets and liabilities:
Accounts receivable	(1,512)	7	(441)
Inventories	(6,099)	(2,307)	1,714
Prepaid expenses and other current assets	(130)	(363)	444
Other assets	13	(35)	2
Accounts payable	470	84	17
Accrued compensation	(275)	1,936	(128)
Accrued expenses and other current liabilities	(191)	(962)	2,080
Other long-term liabilities and accrued interest	(949)	(1,662)	(122)
Net cash used in operating activities	(53,069)	(40,883)	(21,801)

Cash flows from investing activities
Purchase of property and equipment	(971)	(577)	(117)
Restricted cash	—	255	—
Net cash used in investing activities	(971)	(322)	(117)

Cash flows from financing activities
Principal paydown of capital lease obligations	(27)	(22)	(17)
Payments on borrowing	—	(27,625)	—
Proceeds from convertible notes, net of issuance costs	—	—	4,700
Proceeds from borrowings, net of issuance costs	9,716	29,124	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	6,176	19,155
Proceeds from the issuance of common stock related to CRG loan, net of issuance costs	—	4,794	—
Proceeds from public offerings, net of issuance costs	36,583	58,746	—
Proceeds from the exercise of common stock warrants	—	323	—
Payments for deferred initial public offering costs	—	—	(1,848)
Proceeds from the issuance of common stock	805	432	23
Net cash provided by financing activities	47,077	71,948	22,013

Net change in cash and cash equivalents	(6,963)	30,743	95
Cash and cash equivalents, beginning of period	43,059	12,316	12,221
Cash and cash equivalents, end of period	$36,096	$43,059	$12,316

Supplemental disclosure of cash flow information
Cash paid for interest	$4,354	$5,934	$2,281

Noncash investing and financing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$137,632	$—
Accounts payable for purchases of property and equipment	24	16	—
Modification of convertible preferred stock	—	2,384	—
Reclass of warrant liability to additional paid-in capital	—	—	34
Vesting of common stock subject to repurchase	—	18	5
Issuance of common stock warrants	—	804	175
Transfer between inventory and property and equipment	2,245	921	(916)
Conversion of convertible notes and accrued interest into Series E convertible preferred stock	—	—	11,582

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was founded in March 2007 by cardiologist and medical device entrepreneur Dr. John B. Simpson. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company also received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company commenced sales of Pantheris in the U.S. and select international markets promptly thereafter. The Company is located in Redwood City, California.

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company adopted FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2016, the Company had an accumulated deficit of $252,389,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $36,096,000 at December 31, 2016, expected revenues and the net proceeds from its “at-the-market” program will be sufficient to allow the Company to fund its current operations until approximately September 30, 2017. The Company will seek additional sources of funding in the form of debt financing or equity issuances. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of the issuance of these financial statements.  If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Term Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, the Company sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5,171,000, after payment of $160,000 in commissions and fees to Cowen. In August 2016, the Company issued and sold 9,857,800 shares of its common stock in its follow-on public offering, which includes the exercise in full by the underwriters of their option to purchase 1,285,800 shares of common stock, at a public offering price of $3.50 per share. Net proceeds from the follow-on public offering were approximately $31,549,000 after deducting underwriting discounts and commissions of approximately $2,415,000 and expenses of approximately $538,000.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2016 and 2015. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value. Fair value accounting was applied to the warrant liabilities and embedded derivatives. No warrant liabilities or embedded derivatives were outstanding as of December 31, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2016 and 2015, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of December 31, 2016 and 2015.  Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Restricted Cash

At December 31, 2014, a deposit of $255,000 was restricted from withdrawal. The restricted cash secured obligations of the Company associated with its corporate credit card. The restricted deposit account was included in prepaid expenses and other current assets. During 2015, the Company was no longer required to secure its corporate card obligations. The release of the restriction against the Company’s cash was included within investing activities on its statement of cash flows for the year ended December 31, 2015.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2016 and 2015.

The Company’s accounts receivable are due from a variety of health care organizations in the United States and select international markets. At December 31, 2016 and 2015, there were none and one, respectively, of the Company’s customers that represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2016, 2015 and 2014, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Property and equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets of three to five years. Depreciation expense includes the amortization of assets acquired under capital leases and equipment located at customer sites. Equipment held by customers is comprised of the Lightboxes located at customer sites under a lease or placement agreement and are recorded at cost. Upon execution of a lease or placement agreement, the related equipment is reclassified from inventory to the property and equipment account. Depreciation expense for equipment held by customers is recorded as a component of cost of revenues. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful economic life of the asset.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to an offering of equity securities, were capitalized. As of December 31, 2016, there we no deferred offering costs capitalized in other assets on the balance sheet. Deferred offering costs of $29,000 were capitalized as of December 31, 2015.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2016.

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

The Company issued convertible notes in 2013 and 2014 that included features which were determined to be embedded derivatives requiring bifurcation and separate accounting. Prior to their extinguishment in September 2015, the Company recorded a compound derivative asset or liability related to redemption features embedded within its outstanding convertible notes. The embedded derivatives were initially recorded at fair value and are subject to remeasurement as of each balance sheet date. Any change in fair value is recognized as a component of other income (expense), net in the statements of operations and comprehensive loss. In September 2015, the Company repaid the outstanding convertible notes and accrued interest obligations in their entirety. Accordingly, the associated current fair value of the embedded derivative asset was expensed as a component of other income (expense), net in the statements of operations and comprehensive loss at that time

Revenue Recognition

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

The Company offers its customers the ability to purchase or lease its Lightbox. In addition, the Company provides a Lightbox under a limited commercial evaluation program to allow certain strategic accounts to install and utilize the Lightbox for a limited trial period of three to six months. When a Lightbox is placed under a lease agreement or under a commercial evaluation program, the Company retains title to the equipment and it remains capitalized on its balance sheet under property and equipment. Depreciation expense on these placed Lightboxes is recorded to cost of revenues on a straight-line basis. The costs to maintain these placed Lightboxes are charged to cost of revenues as incurred.

The Company evaluates its lease and commercial evaluation program agreements and accounts for these contracts under the guidance in ASC 840, Leases and ASC 605-25, Revenue Recognition—Multiple Element Arrangements. The guidance requires arrangement consideration to be allocated between a lease deliverable and a non-lease deliverable based upon the relative selling-price of the deliverables, using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price (“BESP”). The Company allocates arrangement consideration using BESP.

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

	Year Ended December 31,
	2016	2015	2014

Balance beginning of year	$70	$167	$105
Warranty provision	1,048	70	140
Usage/Release	(609)	(167)	(78)

Balance end of year	$509	$70	$167

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of approximately $526,000, $515,000 and $720,000 were expensed during the years ended December 31, 2016, 2015 and 2014, respectively.

Common Stock Valuation and Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSUs”) and shares issued under the employee stock purchase plan, based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. Because noncash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. The Company estimates a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeiture  experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Prior to the Company’s IPO in January 2015, the fair value of the Company’s common stock was determined by its Board of Directors with assistance from management and third-party valuation specialists. Management’s approach to estimate the fair value of the Company’s common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Management considered several factors to estimate enterprise value, including significant milestones that would generally contribute to increases in the value of the Company’s common stock. Following the closing of the Company’s IPO, the fair value of its common stock is determined based on the closing price of its common stock on The NASDAQ Global Market.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income (expense), net. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $12,000, $18,000 and $21,000 of foreign currency exchange net losses, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share attributable to common stockholders, common stock shares subject to repurchase of none, none and 583 were excluded from the calculations as of December 31, 2016, 2015 and 2014, respectively. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

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

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(56,128)	$(47,344)	$(31,964)
Adjustment to net loss resulting from convertible preferred stock modification	—	(2,384)	—
Net loss attributable to common stockholders	$(56,128)	$(49,728)	$(31,964)
Weighted average common stock outstanding	16,574	11,362	241
Net loss attributable to common stockholders per share, basic and diluted	$(3.39)	$(4.38)	$(132.63)

In addition to the outstanding convertible notes as of December 31, 2014 (Note 8), the following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	December 31,
	2016	2015	2014

Convertible preferred stock outstanding	—	—	5,262,728
Common stock options	3,708,011	3,356,981	3,010,373
Unvested restricted stock units	214,176	92,946	—
Common stock warrants	2,152,117	2,193,507	1,552,327
	6,074,304	5,643,434	9,825,428

Comprehensive Loss

For the years ended December 31, 2016, 2015 and 2014, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the years ended December 31, 2016, 2015 and 2014, 96%, 98% and 99%, respectively, of the Company’s revenues, were in the United States, based on the shipping location of the external customer.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), jointly with the International Accounting Standards Board, issued a comprehensive new standard on recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2018 using the modified retrospective approach, with the cumulative effect being recorded within retained earnings on January 1, 2018. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company has not completed its assessment of the adoption on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU 2016-02), which increases transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its financial statements. The Company does expect that the adoption will increase its lease assets and correspondingly increase its lease liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company plans to adopt this new standard on January 1, 2017 and do not expect a material impact on its financial statements given the full valuation allowance position on its deferred tax assets.

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

As of December 31, 2016 and 2015, cash equivalents were all categorized as Level 1 and consisted of money market funds. In connection with the convertible notes issuances in 2013 and 2014 (Note 8), the Company issued warrants to purchase shares of its common stock. As the price per share of the common stock warrants was not fixed until the issuance of the Series E Convertible Preferred Stock in September 2014, they were classified as a derivative liability and were subject to remeasurement at each balance sheet date until September 2014. The convertible notes also contained redemption features which were determined to be a compound embedded derivative which, prior to their extinguishment in September 2015, required fair value accounting. The common stock warrant liability and embedded derivatives in the convertible notes were categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Any change in fair value is recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss.

There were no transfers between fair value hierarchy levels during the years ended December 31, 2016, 2015 and 2014.

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

	Year Ended December 31,
	2016	2015	2014
Fair value - beginning of year	$—	$—	$(6)
Issuance of warrants	—	—	—
Change in fair value recorded in other income (expense), net	—	—	(28)
Reclass of warrant liability to additional paid-in capital	—	—	34
Fair value - end of year	$—	$—	$—

The fair value of the common stock warrants liability was determined by using an option pricing model to allocate the total enterprise value to the various securities within the Company’s capital structure. The model’s inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. The following table summarizes these various assumptions as of September 2, 2014, the date the price per share of the common stock warrants was fixed:

September 2, 2014
Time to liquidity (years)	0.7
Expected volatility	45%
Discounted cash flow rate	23%
Risk-free interest rate	0.07%
Marketability discount rate	17%

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

	Year Ended December 31,
	2016	2015	2014
Fair value of asset (liability) - beginning of year	$—	$231	$(175)
Issuance of convertible notes	—	—	—
Change in fair value recorded in other income (expense), net	—	835	406
Reversal of fair value recorded in other income (expense), net	—	(1,066)	—
Fair value of asset (liability) - end of year	$—	$—	$231

Through December 31, 2014, the Company determined the value of the compound derivative utilizing a Monte Carlo Simulation model. The inputs used to determine the estimated fair value of the derivative instrument include the probability of an underlying event triggering the embedded derivative occurring and its timing. The fair value measurement is based upon significant inputs not observable in the market. The inputs included the probability that the Company would need to raise additional equity in 2014, as well as various financing and exit events in 2015. These assumptions are inherently subjective and involve significant management judgment. The following table summarizes these various assumptions as of December 31, 2014:

Year Ended December 31,
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets (including property, plant and equipment) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$5,706	$2,662
Work-in-process	—	372
Finished products	2,756	2,371
Total inventories	$8,462	$5,405

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Computer software	$456	$436
Computer equipment	1,268	1,096
Machinery and equipment	4,313	3,372
Furniture and fixtures	636	578
Leasehold improvements	679	655
Equipment held by customers	3,475	1,718
	10,827	7,855
Less: Accumulated depreciation and amortization	(6,389)	(5,044)
Add: Construction-in-progress	117	11
	$4,555	$2,822

Depreciation expense for the years ended December 31, 2016, 2015 and 2014, was $1,506,000, $1,300,000 and $1,451,000, respectively. Amortization of capital leased assets included in depreciation for the years ended December 31, 2016, 2015 and 2014, was $11,000, $17,000 and $17,000, respectively. Property and equipment includes certain equipment that is leased to customers and located at customer premises. The Company retains the ownership of the leased equipment and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers of $539,000, $260,000 and $378,000, was recorded in cost of revenues during the years ended December 31, 2016, 2015 and 2014, respectively.  The net book value of this equipment was $2,587,000 and $1,236,000 at December 31, 2016 and 2015, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued interest payable	$1,220	$1,220
Accrued professional services	43	563
Accrued travel expenses	429	550
Accrued sales, use and other taxes	40	82
Accrued warranty	509	70
Sales return allowance	43	59
Accrued clinical trial costs	134	55
Other accrued liabilities	649	686
	$3,067	$3,285

7. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company may borrow up to $50,000,000 in principal amount from CRG on or before March 29, 2017. The Company borrowed $30,000,000 on September 22, 2015. The Company borrowed an additional $10,000,000 on June 15, 2016 under the Loan Agreement. The Company would have been eligible to borrow an additional $10,000,000, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions, but those milestones were not achieved. Under the Loan Agreement, the first sixteen quarterly payments are interest only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company makes quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, the Company may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the borrowings. To date, the Company has elected the PIK interest option to the extent available and has made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any PIK is payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement include a covenant that the Company maintain a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve minimum revenue of $7,000,000 in 2015, and must achieve minimum revenue of $23,000,000 in 2016, $40,000,000 in 2017, $50,000,000 in 2018, $60,000,000 in 2019 and $70,000,000 in 2020 and in each year thereafter, as applicable. On October 28, 2016, the Company amended the terms of the Loan Agreement, to reduce the minimum revenue that the Company must achieve in 2016 to $18,000,000. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of December 31, 2016, the Company was in compliance with all applicable covenants.

As of December 31, 2016, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2017	$—
2018	—
2019	10,000
2020	20,000
2021	10,000
40,000
Add: Accretion of closing fees	399
Add: PIK	1,809
42,208
Less: Amount representing debt financing costs	(919)
Borrowings	$41,289

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

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Securities Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2016 and 2015, the balance of the aggregate debt discount was $919,000 and $834,000, respectively.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

In September 2015, in connection with the consummation of the Loan Agreement with CRG, the Company repaid all amounts outstanding under the Agreement. The payoff amount of $21,363,000 included accrued interest through the repayment date of $563,000 and $200,000 as an end-of-term final payment fee recorded in other income (expense), net on the statement of loss and comprehensive loss. For the years ended December 31, 2016, 2015 and 2014, the Company incurred interest expense of $380,000,  $2,785,000 and $3,380,000, respectively.

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interests obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, was used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $1,463,000 and $2,303,000, representing the net present value of the future minimum royalty obligation as of December 31, 2016 and 2015, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of December 31, 2016 and 2015, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion on the balance sheet.

Additionally, until April 2018, the Company must periodically pay PDL a percentage of its net revenue and comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company was in compliance with the covenants under the Agreement as of December 31, 2016.

8. Convertible Notes

On October 29, 2013, the Company entered into a Note and Warrant Purchase Agreement (the “Convertible Note Agreement”), as amended in May 2014, with certain existing convertible preferred stockholders, third-parties and employees for the issuance of convertible notes for up to an aggregate principal amount of $25,000,000. Under the terms of the Convertible Note Agreement, the Company issued convertible notes in October and November 2013 for total proceeds of $13,472,000, and in May and July 2014 for additional total proceeds of $4,720,000. The Company was required to pay interest on these convertible notes at a rate of 30-day LIBOR, plus 6% per annum subject to a minimum internal rate of return of 20%. The notes will mature and the accrued interest thereon would have become payable upon the earlier of: (i) October 29, 2018, (ii) an event of default, or (iii) a change of control event.

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

The Company’s interest expense associated with the convertible notes amounted to none, $1,230,000 and $2,633,000 during the years ended December 31, 2016, 2015 and 2014, respectively, based on the minimum internal rate of return of 20%.

9. Capital Leases

Capital lease obligations consist of leased office equipment. As of December 31, 2016 and 2015, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $39,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of December 31, 2016, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2017	$26
2018	13
2019	1
Total minimum payments	40
Less: Amount representing future interest	1
Present value of minimum lease payments	$39

10. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and were amortized as a reduction to rent expense over the original term of the Company’s operating lease. In February 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $1,098,000, $938,000 and $922,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The future aggregate minimum lease payments as of December 31, 2016, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2017	$1,974
2018	2,033
2019	1,915
Total minimum lease payments	$5,922

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $3,542,000 and $4,347,000 as of December 31, 2016 and 2015, respectively

Indemnification

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

Legal Proceedings

The Company was not party to any legal proceedings at December 31, 2016 and 2015. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

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

11. Convertible Preferred Stock

Upon the closing of the Company’s IPO in February 2015, all shares of convertible preferred stock then outstanding converted into an aggregate of 6,967,925 shares of common stock. As of December 31, 2016 and 2015, the Company does not have any convertible preferred stock issued or outstanding.

12. Stockholders’ Equity (Deficit)

Preferred Stock

At December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At December 31, 2016, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 23,776,033 shares were issued and outstanding.

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

As of December 31, 2016 and 2015, warrants to purchase an aggregate of 2,152,117 and 2,193,507 shares of common stock were outstanding, respectively.

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

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the 2015 Plan was increased by 632,176 shares of common stock. As of December 31, 2016, 1,183,937 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2013	398,740	$16.15	$—
Options granted	2,720,174	$4.68
Options exercised	(2,568)	$8.85
Options cancelled	(105,973)	$16.62
Balance at December 31, 2014	3,010,373	$5.78	$13,188
Options granted	614,363	$16.73
Options exercised	(17,642)	$4.50
Options cancelled	(250,113)	$9.33
Balance at December 31, 2015	3,356,981	$7.53	$50,970
Options granted	701,612	$11.69
Options exercised	(23,230)	$4.50
Options cancelled	(327,352)	$12.89
Balance at December 31, 2016	3,708,011	$7.86	$5

Additional information related to the status of options as of December 31, 2016 is summarized as follows:

Options Outstanding and Vested as of December 31, 2016
Options Outstanding				Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$3.55	27,559	9.84	$3.55	—	$3.55
$3.68	37,056	9.83	$3.68	—	$3.68
$4.05	4,350	2.44	$4.05	4,350	$4.05
$4.50	1,659,913	8.01	$4.50	831,258	$4.50
$4.95	862,777	7.87	$4.95	443,651	$4.95
$5.12	29,600	9.57	$5.12	—	$5.12
$6.26	1,511	5.06	$6.26	1,511	$6.26
$10.91	25,222	8.18	$10.91	11,786	$10.91
$10.98	4,000	8.33	$10.98	1,666	$10.98
$11.01	9,385	9.44	$11.01	—	$11.01
$12.38	64,200	9.33	$12.38	—	$12.38
$12.60	66,484	4.54	$12.60	66,484	$12.60
$12.96	120,000	9.19	$12.96	—	$12.96
$12.99	297,820	9.18	$12.99	7,228	$12.99
$14.85	40,586	5.05	$14.85	40,586	$14.85
$15.21	53,044	8.58	$15.21	19,949	$15.21
$17.72	2,000	8.83	$17.72	583	$17.72
$19.61	272,348	8.97	$19.61	81,736	$19.61
$20.25	93,949	6.53	$20.25	84,524	$20.25
$22.05	7,319	5.75	$22.05	7,319	$22.05
$22.50	28,888	5.56	$22.50	28,286	$22.50
	3,708,011	8.10	$7.86	1,630,917	$7.40

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $5.51, $8.24 and $6.60 per share, respectively. As of December 31, 2016, the weighted average remaining contractual life of options outstanding and vested was 7.63 years. As of December 31, 2016, the aggregate intrinsic value of options outstanding and vested was $0.  The aggregate intrinsic value of options exercised was $135,000, $236,000 and none during the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2014	—	$—	—	$—
Awarded	92,946	$19.61
Awards outstanding at December 31, 2015	92,946	$19.61	3.88	$2,111
Awarded	185,500	$12.98
Released	(26,911)	$18.04
Forfeited	(37,359)	$14.96
Awards outstanding at December 31, 2016	214,176	$14.88	3.09	$792

As of December 31, 2016, $2,780,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.05 years. The Company used the closing market price of $3.70 per share at December 31, 2016, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 500,000 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2016, the common stock available for issuance under the ESPP was increased by 189,653 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of December 31, 2016, approximately 543,879 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $372,000 and $217,000 in stock-based compensation expense related to the ESPP for the year ended December 31, 2016 and 2015, respectively.

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

	Year Ended December 31,
	2016	2015	2014
Expected term (years)	6.1	6.3	6.3
Expected volatility	49.7%	49.8%	59.1%
Risk-free interest rate	1.5%	1.8%	1.8%
Dividend rate	—	—	—

As of December 31, 2016 and 2015, the total unamortized compensation expense related to stock options granted to employees and directors was $12,312,000 and $16,871,000, which is expected to be amortized over the next 2.33 and 3.15 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2016	2015
Expected term (years)	0.5	0.5
Expected volatility	72.1%	46.2%
Risk-free interest rate	0.41%	0.17%
Dividend rate	—	—

The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. The total fair value of shares vested pursuant to RSUs in the year ended December 31, 2016 and 2015 was $486,000 and zero, respectively. As of December 31, 2016, total unamortized stock-based compensation expense related to unvested RSUs was $2,780,000, with a weighted-average remaining recognition period of 3.05 years.

Total noncash stock-based compensation expense relating to the Company’s stock options, ESPP and RSUs recognized, before taxes, during the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$608	$346	$55
Research and development expenses	2,732	2,489	155
Selling, general and administrative expenses	4,052	3,064	431
	$7,392	$5,899	$641

14. Income Taxes

For the years ended December 31, 2016, 2015 and 2014, the Company’s provision for income taxes consisted of state income tax expense of none, none and $14,000, respectively. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Tax at federal statutory rate	$(19,077)	$(16,905)	$(10,863)
State taxes, net of federal benefit	—	—	14
Permanent differences	1,023	1,722	730
Change in valuation allowance	18,321	15,250	10,316
Research credits	(245)	(218)	(219)
Other	(22)	151	36

Provision for taxes	$—	$—	$14

Significant components of the Company’s net deferred tax assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	As of December 31,
	2016	2015

Deferred tax assets:
Federal, state, and foreign net operating losses	$82,353	$64,739
Research and other credits	2,953	2,521
Fixed assets	623	215
Interest	581	899
Accruals and other	4,906	2,810
Total deferred tax assets	91,416	71,184
Less: Valuation allowance	(91,416)	(71,184)
Net deferred tax assets	$—	$—

The valuation allowance increased by $20,232,000, 15,076,000 and $12,193,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $219,087,000, which begin to expire in 2027, and state net operating loss carryforwards of approximately $161,812,000, which begin to expire in 2017.

As of December 31, 2016, the Company had federal research and development credit carryforwards of approximately $2,469,000, which expire in the years 2027 through 2035, and state research and development credit carryforwards of approximately $2,651,000. The state research and development credit can be carried forward indefinitely.

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

The Company had unrecognized tax benefits of approximately $1,536,000 and $3,902,000, as of December 31, 2016 and 2015, of which $1,266,000 and $2,792,000, respectively, would affect the effective tax rate if recognized, before consideration of the valuation allowance.

A reconciliation of the unrecognized tax benefits from January 1, 2014 through December 31, 2016 is as follows (in thousands):

	As of December 31,
	2016	2015	2014

Balance at beginning of year	$3,902	$1,121	$919
Increase/decrease based on the tax positions in the current year	(2,593)	2,593	202
Additions for tax positions of prior years	227	188	—
Balance at end of year	$1,536	$3,902	$1,121

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

15. Related-Party Transactions

During the years ended December 31, 2016, 2015 and 2014, the Company purchased marketing services from Recreation, Inc., a brand strategy and design agency headquartered in San Francisco, California for $697,000, $1,016,000 and $984,000, respectively.  John D. Simpson, the Company’s Senior Vice President of Sales, was the Chief Executive Officer of Recreation, Inc. until March 2015 and is the son of Dr. John B. Simpson, the Company’s founder and the Executive Chairman of the Board of Directors. As of December 31, 2016 and 2015, amounts due to Recreation, Inc., included in accounts payable and accrued liabilities, were $6,000 and $76,000, respectively.

From October 2013 through July 2014, the Company entered into convertible notes with certain investors, including existing stockholders, some members of the Board of Directors and their affiliated companies and some members of management for a total aggregate principal amount of $18,192,000 (Note 8) and issued warrants to purchase shares of the Company’s common stock at an exercise price of $12.60 per share. The issuance of $5,122,000 of the total aggregate principal amount of the convertible notes was considered a related-party transaction. In September 2015, the Company repaid all amounts outstanding under the convertible notes. As of December 31, 2016 and 2015, the carrying value of the related-party convertible notes was none. For the years ended December 31, 2016, 2015 and 2014, the Company recognized none, $388,000 and $1,021,000, respectively, of interest expense related to the related-party convertible notes within interest expense in the Company’s statements of operations and comprehensive loss.

In April 2015, the Company entered into an agreement with Chansu Consulting, LLC (“Chansu”) to provide consulting services related to regulatory affairs. The General Partner of Chansu is the son-in-law of Dr. John B. Simpson, the Company’s founder and the Executive Chairman of the Board of Directors. For the year ended December 31, 2016 and 2015, Chansu provided regulatory consulting services of $3,000 and $17,000, respectively. As of December 31, 2016 and 2015, there were no amounts due to Chansu included in accounts payable and accrued liabilities.

In October 2015, the Company entered into an agreement with Consensys Imaging Service (“Consensys”) to provide field engineers to assist the Company with the installation, service and maintenance of its Lightbox consoles. Jeffrey M. Soinski, the Company’s President, Chief Executive Officer and a member of its Board of Directors is also a member of the Board of Directors of Consensys. For the year ended December 31, 2016 and 2015, Consensys provided services of $123,000 and none, respectively. As of December 31, 2016 and 2015, amounts due to Consensys included in accounts payable and accrued liabilities, were $20,000 and none, respectively.

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

17. Subsequent Events

2015 Equity Incentive Plan

In January 2017, the number of shares of common stock authorized for issuance under the 2015 Plan was automatically increased by 1,188,801shares, which was ratified by the Company’s Board of Directors.

2015 Employee Stock Purchase Plan

In January 2017, the number of shares of common stock authorized for issuance under the 2015 ESPP was automatically increased by 356,640 shares, which was ratified by the Company’s Board of Directors.

18.          Selected Quarterly Financial Information (Unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended December 31, 2016. This data has been derived from unaudited financial statements that, in the opinion of the Company’s management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited financial statements and notes thereto appearing elsewhere in this report. These operating results are not necessarily indicative of results for any future period (in thousands, except per share data):

	Three Months Ended				Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2016	2016	2016	2016	2015	2015	2015	2015

Revenues	$4,539	$4,680	$5,316	$4,679	$2,088	$3,047	$2,721	$2,857
Gross profit	1,179	1,035	1,574	981	800	1,413	971	1,051
Operating expenses	16,208	13,328	13,005	12,945	10,225	10,496	10,847	13,357
Net loss	(16,167)	(13,496)	(12,969)	(13,497)	(12,801)	(10,220)	(13,250)	(13,456)
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(1.06)	$(0.73)	$(0.58)	$(1.53)	$(0.83)	$(1.08)	$(1.07)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 14, 2017	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2017	/s/ MATTHEW B. FERGUSON
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

Signature	Title	Date

/s/ JEFFREY M. SOINSKI	Chief Executive Officer (Principal Executive Officer); Director	March 14, 2017
Jeffrey M. Soinski

/s/ MATTHEW B. FERGUSON	Chief Financial Officer and Chief Business Officer (Principal Financial	March 14, 2017
Matthew B. Ferguson	and Accounting Officer)

/s/ DONALD A. LUCAS	Director	March 14, 2017
Donald A. Lucas

/s/ JOHN B. SIMPSON	Executive Chairman of the Board of Directors; Director	March 14, 2017
John B. Simpson, Ph.D., M.D.

/s/ JAMES B. MCELWEE	Director	March 14, 2017
James B. McElwee

/s/ JAMES G. CULLEN	Director	March 14, 2017
James G. Cullen

/s/ THOMAS J. FOGARTY	Director	March 14, 2017
Thomas J. Fogarty

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
4.1 (2)	Specimen Common Stock certificate of the registrant.
10.1 (3)	Form of Indemnification Agreement for directors and executive officers.
10.2 (4)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3 (4)	2014 Preferred Stock Plan.
10.4 (3)	2015 Equity Incentive Plan.
10.5 (3)	Form of Restricted Stock Unit Award Agreement.
10.6 (3)	Form of Stock Option Agreement.
10.7 (3)	2015 Employee Stock Purchase Plan.
10.8 (3)	Executive Incentive Compensation Plan.
10.9 (4)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.
10.10 (4)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (4)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (5)	Second Amendment to Lease Agreement dated March 4, 2016 by and between registrant and HCP LS Redwood City, LLC.
10.13 (4)	Credit Agreement dated April 18, 2013 by and between registrant and PDL Biopharma.
10.14 (4)	Security Agreement dated April 18, 2013 by and between registrant and PDL BioPharma.
10.15 (4)	Employment Letter dated November 5, 2014 by and between registrant and John B. Simpson.
10.16 (4)	Employment Letter dated April 2, 2014 by and between registrant and John D. Simpson.
10.17 (4)	Employment Letter dated December 29, 2010 by and between registrant and Matthew B. Ferguson.
10.18 (4)	Employment Letter dated November 28, 2011 by and between registrant and Sougata Banerjee.
10.19 (4)	Change of Control and Severance Agreement dated March 1, 2012 by and between registrant and John B. Simpson.
10.20 (4)	Change of Control and Severance Agreement dated March 1, 2012 by and between registrant and Matthew B. Ferguson.
10.21 (4)	Change of Control and Severance Agreement dated March 1, 2012 by and between registrant and Sougata Banerjee.
10.22 (4)	Employment Letter dated December 17, 2014 by and between registrant and Jeffrey M. Soinski.
10.23 (3)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between registrant and holders of convertible promissory notes.
10.24 (3)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between registrant and holders of convertible promissory notes.
10.25 (6)

Term Loan Agreement, dated as of September 22, 2015, by and among Avinger, Inc., certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.26 (6)	Securities Purchase Agreement, dated as of September 22, 2015, by and among Avinger, Inc., and CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.27(7)	Sales Agreement dated as of February 3, 2016, between the Registrant and Cowen and Company, LLC
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.

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

(5)	Previoulsy filed as an Exibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.

(6)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.

(7)

Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-209368), filed with the Securities and Exchange Commission on February 3, 2016, and incorporated by reference herein.