Form 10-Q
period 2017-03-31
Avinger Inc
filed 2017-05-10
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(650) 241-7900
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of May 1, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 23,913,359.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23,034	$36,096
Accounts receivable, net of allowance for doubtful accounts of $114 at March 31, 2017 and $21 at December 31, 2016	2,089	3,570
Inventories	8,352	8,462
Prepaid expenses and other current assets	1,359	662
Total current assets	34,834	48,790

Property and equipment, net	4,175	4,555
Other assets	211	212
Total assets	$39,220	$53,557

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,161	$1,607
Accrued compensation	2,188	2,807
Accrued expenses and other current liabilities	3,053	3,067
Borrowings	41,882	41,289
Total current liabilities	48,284	48,770

Other long-term liablities	257	546
	48,541	49,316
Total liabilities

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):

Preferred stock issuable in series, par value of $0.001 Shares authorized: 5,000,000 at March 31, 2017 and December 31, 2016 Shares issued and outstanding: none at March 31, 2017 and December 31, 2016	—	—
Common stock, par value of $0.001 Shares authorized: 100,000,000 at March 31, 2017 and December 31, 2016 Shares issued and outstanding: 23,913,359 at March 31, 2017 and 23,776,033 at December 31, 2016	24	24
Additional paid-in capital	258,590	256,606
Accumulated deficit	(267,935)	(252,389)
Total stockholders’ equity (deficit)	(9,321)	4,241
Total liabilities and stockholders’ equity (deficit)	$39,220	$53,557

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$3,491	$4,539
Cost of revenues	4,075	3,360
Gross profit (loss)	(584)	1,179
Operating expenses:
Research and development	3,923	4,047
Selling, general and administrative	9,318	12,161
Total operating expenses	13,241	16,208
Loss from operations	(13,825)	(15,029)

Interest income	32	33
Interest expense	(1,550)	(1,172)
Other income (expense), net	3	1
Net loss and comprehensive loss	$(15,340)	$(16,167)

Net loss per share, basic and diluted	$(0.64)	$(1.28)

Weighted average common shares used to compute net loss per share, basic and diluted	23,820	12,669

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(15,340)	$(16,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	336
Amortization of debt issuance costs and debt discount	62	47
Stock-based compensation	1,542	1,978
Noncash interest expense and other charges	536	371
Provision for doubtful accounts receivable	94	—
Provision for excess and obsolete inventories	1,257	294
Changes in operating assets and liabilities:
Accounts receivable	1,387	(1,976)
Inventories	(1,165)	(1,794)
Prepaid expenses and other current assets	(697)	(516)
Other assets	—	(135)
Accounts payable	(446)	1,145
Accrued compensation	(619)	267
Accrued expenses and other current liabilities	(8)	136
Other long-term liabilities and accrued interest	(294)	(179)
Net cash used in operating activities	(13,263)	(16,193)

Cash flows from investing activities
Purchase of property and equipment	(29)	(301)
Net cash used in investing activities	(29)	(301)

Cash flows from financing activities
Principal paydown of capital lease obligations	(6)	(9)
Payments on deferred offering costs	—	(93)
Proceeds from the issuance of common stock	236	419
Net cash provided by financing activities	230	317

Net change in cash and cash equivalents	(13,062)	(16,177)
Cash and cash equivalents, beginning of period	36,096	43,059
Cash and cash equivalents, end of period	$23,034	$26,882

Supplemental disclosure of cash flow information
Cash paid for interest	$1,193	$957

Noncash investing and financing activities:
Accounts payable for purchases of property and equipment	$—	$54
Transfer between inventory and property and equipment	$93	$365

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

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2017, the Company had an accumulated deficit of $267,935,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $23,034,000 at March 31, 2017 and expected revenues will be sufficient to allow the Company to fund its current operations until approximately December 31, 2017. The Company will seek additional sources of funding in the form of debt financing or equity issuances. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Term Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at March 31, 2017 and December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three months ended March 31, 2017 and 2016, the Company sold no shares of common stock under the “at-the-market” program. During the year ended December 31, 2016, the Company sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5,171,000, after payment of $160,000 in commissions and fees to Cowen. In August 2016, the Company issued and sold 9,857,800 shares of its common stock in its follow-on public offering, which includes the exercise in full by the underwriters of their option to purchase 1,285,800 shares of common stock, at a public offering price of $3.50 per share. Net proceeds from the follow-on public offering were approximately $31,549,000 after deducting underwriting discounts and commissions of approximately $2,415,000 and expenses of approximately $538,000.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2017, are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for any other interim period or for any future year. The December 31, 2016 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 14, 2017. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation,  provisions for doubtful accounts receivable and excess and obsolete inventories, the determination of useful lives and impairment of assets, clinical trial accruals, and its reserves for sales returns and warranty costs. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2017 and December 31, 2016. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of its borrowings approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of March 31, 2017 and December 31, 2016, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of March 31, 2017 and December 31, 2016. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2017 and December 31, 2016.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At March 31, 2017 and December 31, 2016, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2017 and 2016, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Cost of Revenues

Cost of revenues consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. The Company expenses all warranty costs and inventory provisions to cost of revenues. The Company records adjustments to its inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. Cost of revenues also includes depreciation expense for the Lightboxes under lease and commercial evaluation program agreements and certain direct costs such as shipping costs.

Product Warranty Costs

The Company typically offers a one-year warranty for parts and labor on its products commencing upon the transfer of title and risk of loss to the customer. The Company accrues for the estimated cost of product warranties upon invoicing its customers, based on historical results. Warranty costs are reflected in the statement of operations and comprehensive loss as a cost of revenues. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. Periodically the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is included within accrued liabilities on the balance sheet.Warranty provisions and claims are summarized as follows (in thousands):

Amount

Balance at December 31, 2016	$509
Warranty provision	86
Usage/Release	(125)

Balance at March 31, 2017	$470

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share, there were no common stock shares subject to repurchase excluded from the calculations as of March 31, 2017 and 2016. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,340)	$(16,167)
Weighted average common stock outstanding	23,820	12,669
Net loss per share, basic and diluted	$(0.64)	$(1.28)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	March 31,
	2017	2016

Common stock options	4,490,346	3,840,226
Unvested restricted stock units	444,603	276,608
Common stock warrants	2,152,117	2,152,117
	7,087,066	6,268,951

Comprehensive Loss

For the three months ended March 31, 2017 and 2016, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended March 31, 2017 and 2016, 96% and 99% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer.

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.

As a result of adopting ASU 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $206,000 as of January 1, 2017, the date of adoption. The adoption of ASU 2016-09 also requires that excess tax benefits and tax deficiencies be recorded in the statement of operations as opposed to additional paid-in capital when the awards vest or are settled. The adoption of ASU 2016-09 as it relates to the accounting for excess tax benefits and tax deficiencies has no impact on the Company’s current financial statements or on any prior period financial statements presented. ASU 2016-09 also requires excess tax benefits to be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a retrospective or prospective basis. The Company has elected to apply this amendment on a prospective basis, as there is no impact to its prior period statements of cash flows. As such, prior periods have not been adjusted.

In July 2015, the FASB issued an accounting standard which applies to all inventory that is measured using methods other than last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost. The standard requires entities to measure inventory at the lower of cost and net realizable value, defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company’s elected to adopt this standard as of January 1, 2017, on a prospective basis. The adoption had no impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) — Balance sheet Classification of Deferred Taxes, which requires entities to present its deferred tax assets and deferred tax liabilities as noncurrent in its financial statements. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company’s elected to adopt this standard as of January 1, 2017, on a prospective basis. The adoption of this new guidance does not create any impact to the Company’s financial statements due to the fact that no deferred tax assets or liabilities have been reported in its financial statements. This will likely remain the case if the Company continues to incur additional losses, which requires it to maintain a full valuation allowance as it will be more-likely-than-not that its deferred tax assets are not realizable.

Recent Accounting Pronouncements

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company has preliminarily decided to adopt this accounting standard in the first quarter of fiscal year 2018 using the modified retrospective approach, with the cumulative effect being recorded within accumulated deficit on January 1, 2018; however, the final determination will depend on a number of factors including finalizing our assessment of the impact to the Company’s financial results as well as assessing the impacts of any additional disclosure requirements. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company has not completed its assessment of the adoption on its financial statements.

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

As of March 31, 2017 and December 31, 2016, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2017 and December 31, 2016, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2017 and 2016.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$3,856	$5,706
Work-in-process	1,238	—
Finished products	3,258	2,756
Total inventories	$8,352	$8,462

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

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any PIK is payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended, include a covenant that the Company maintain a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve minimum revenue of $7,000,000 in 2015 and $18,000,000 in 2016, and must achieve minimum revenue of $40,000,000 in 2017, $50,000,000 in 2018, $60,000,000 in 2019 and $70,000,000 in 2020 and in each year thereafter, as applicable. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of March 31, 2017, the Company was in compliance with all applicable covenants. As of March 31, 2017, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2017	$—
2018	—
2019	10,000
2020	20,000
2021	10,000
40,000
Add: Accretion of closing fees	517
Add: PIK	2,227
42,744
Less: Amount representing debt financing costs	(862)
Borrowings	$41,882

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

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Securities Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2017, the balance of the aggregate debt discount was $862,000.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at March 31, 2017 and December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the

Company continued to account for the Assigned Interest obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, is used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $1,227,000 and $1,463,000, representing the net present value of the future minimum royalty obligation as of March 31, 2017 and December 31, 2016, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of March 31, 2017 and December 31, 2016, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion, on the balance sheet.

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

6. Capital Leases

Capital lease obligations consist of leased office equipment. As of March 31, 2017 and December 31, 2016, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $33,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of March 31, 2017, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2017	$20
2018	13
2019	1
Total minimum payments	34
Less: Amount representing future interest	1
Present value of minimum lease payments	$33

7. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In March 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $506,000 and $230,000 for the three months ended March 31, 2017 and 2016, respectively.

Aggregate future minimum lease payments as of March 31, 2017, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2017	$1,482
2018	2,033
2019	1,915
Total minimum lease payments	$5,430

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $2,976,000 and $3,542,000 as of March 31, 2017 and December 31, 2016, respectively.

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

Legal Proceedings

The Company was not party to any legal proceedings at March 31, 2017 and December 31, 2016. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Reserve estimates are recorded when and if it is determined that a loss-related matter is both probable and reasonably estimable.

8. Stockholders’ Equity (Deficit)

Preferred Stock

At March 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At March 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 23,913,359 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E Convertible Preferred Stock in September 2014 through January 2015, the Company issued, to each investor who purchased shares of Series E Convertible Preferred Stock, warrants to purchase up to the number of shares of common stock equal to 70% of the number of shares of the Company’s Series E Convertible Preferred Stock purchased.

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

As of March 31, 2017 and December 31, 2016, warrants to purchase an aggregate of 2,152,117 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the 2015 Plan was increased by 1,188,801 shares of common stock. As of March 31, 2017, 1,321,851 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2016	3,708,011	$7.86	$5
Options granted	981,142	$2.09
Options exercised	—	$—
Options cancelled	(198,807)	$8.78
Balance at March 31, 2017	4,490,346	$6.56	$—

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2017 was $1.13 per share. As of March 31, 2017, the aggregate intrinsic value of options outstanding and vested was zero. The aggregate intrinsic value of options exercised was none during the three months ended March 31, 2017. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three months ended March 31, 2017 and 2016.

At March 31, 2017 and at December 31, 2016, there were 1,946,935 and 1,630,917 shares, respectively, vested with a weighted-average exercise price of $7.72 and $7.40 per share, respectively, and a weighted average contractual life of 7.54 and 7.63 years, respectively.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity for the three months ended March 31, 2017 is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2016	214,176	$14.88	3.09	792
Awarded	313,665	$2.05
Released	(38,125)	$12.98
Forfeited	(45,113)	$9.37
Awards outstanding at March 31, 2017	444,603	$6.55	3.57	$845

As of March 31, 2017, $2,755,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 3.04 years. The Company used the closing market price of $1.90 per share at March 31, 2017, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 500,000 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the ESPP was increased by 356,640  shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of March 31, 2017, approximately 801,318 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $64,000 and $93,000 in stock-based compensation expense related to the ESPP for the three months ended March 31, 2017 and 2016, respectively.

9. Stock-Based Compensation

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

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (years)	5.9	6.0
Expected volatility	56.5%	49.0%
Risk-free interest rate	2.2%	1.5%
Dividend rate	—	—

As of March 31, 2017 and December 31, 2016, the total unamortized compensation expense related to stock option awards granted to employees and directors was $10,892,000 and $12,312,000, which is expected to be amortized over the next 2.2 and 2.3 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (years)	0.5	0.5
Expected volatility	89.2%	61.4%
Risk-free interest rate	0.63%	0.38%
Dividend rate	—	—

Total stock-based compensation expense related to stock-based awards recognized during the three months ended March 31, 2017 and 2016, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$151	$132
Research and development expenses	541	681
Selling, general and administrative expenses	850	1,165
	$1,542	$1,978

10. Subsequent Events

Restructuring Plan

In April 2017, the Company undertook an organizational realignment which included a reduction in force, lowering its total headcount by approximately 33% compared to December 31, 2016, in order to conserve resources. The Company is currently evaluating the potential financial impact of the organizational restructuring and other expense reduction measures on its financial statements.

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

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to dramatically improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, as well as our Wildcat, Kittycat 2, and the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015, we received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the U.S. and select European countries promptly thereafter.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION will allow us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we recently began working with 18 of the VISION sites to re-solicit consent from previous clinical trial patients in order for them toevaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites is ongoing, and we expect to receive 12 and 24-month results for a total of approximately 95 patients and to release this data by May 2017. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations.

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $3.5 million in the three months ended March 31, 2017 and $4.5 million in the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, our net loss was $15.3 million and $16.2 million, respectively. We have not been profitable since inception, and as of March 31, 2017, our accumulated deficit was $267.9 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. During the three months ended March 31, 2017, we sold no shares of common stock under the “at-the-market” program. In addition, in August 2016, we completed a follow-on public offering of 9,857,800 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

In April 2017, we undertook an organizational realignment which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016. The organizational realignment is designed to focus our commercial efforts on driving catheter utilization in our strongest markets, around our most productive sales professionals. Our field sales personnel headcount was reduced to 32, down from 60 people as of December 31, 2016. This workforce reduction is designed to reduce operating expenses while continuing to support major product development and clinical initiatives. The strategic reduction in the field sales force is designed to maintain robust engagement with higher volume users of our Lumivascular technology and position us to return to growth in 2018 behind the launch of our next generation products.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. We expect the continued product performance issues with the current version of Pantheris as well as our strategic decision to reduce the size of our sales force to impact our revenues for the remainder of 2017. We expect our revenues to increase in 2018 as we introduce new Lumivascular platform products including new versions of Pantheris. No single customer accounted for more than 10% of our revenues during the three months ended March 31, 2017 and 2016.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically heavier towards the end of the calendar year and lighter in the first quarter. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients.

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

We calculate gross margin as gross profit divided by revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount, charges for excess and obsolete inventories and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. In the future, we may seek to manufacture certain of our products outside the United States to further reduce costs. Our gross margin will likely fluctuate from quarter to quarter as we continue to introduce new products and sales channels, and as we adopt new manufacturing processes and technologies.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consisted of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues	$3,491	$4,539
Cost of revenues	4,075	3,360
Gross profit (loss)	(584)	1,179
Gross margin	-17%	26%

Operating expenses:
Research and development	3,923	4,047
Selling, general and administrative	9,318	12,161
Total operating expenses	13,241	16,208
Loss from operations	(13,825)	(15,029)

Interest income (expense), net	(1,518)	(1,139)
Other income (expense), net	3	1
Net loss and comprehensive loss	$(15,340)	$(16,167)

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues.  Revenues decreased $1.0 million, or 23%, to $3.5 million during the three months ended March 31, 2017, compared to $4.5 million during the three months ended March 31, 2016. For the three months ended March 31, 2017, revenues related to sales of our disposable catheters decreased by 13% to $2.9 million while revenues related to our Lightbox imaging consoles decreased by 51% to $0.6 million. The decreased revenues in the three months ended March 31, 2017 reflect the impact of continued product performance issues with the current version of Pantheris as well as a strategic decision we made at the beginning of the year to align the focus of our sales force on driving the utilization at our current installed base versus a focus on building the installed base of Lightbox imaging consoles. The decrease in Lightbox imaging consoles revenue also relates to the increased flexibility in the Lightbox acquisition rental or placement programs being offered, which resulted in a lower portion of accounts acquiring Lightboxes through up-front purchases.

Cost of Revenues and Gross Margin.  Cost of revenues increased $0.7 million, or 21%, to $4.1 million during the three months ended March 31, 2017, compared to $3.4 million during the three months ended March 31, 2016. This increase was primarily attributable to a $1.2 million charge in the three months ended March 31, 2017 for excess and obsolescence predominantly related to our Pantheris and Lightbox inventories and a $0.9 million charge related to scrapped inventories, partially offset by our decreased sales. Gross margin for the three months ended March 31, 2017 was (17)%, compared to 26% in the three months ended March 31, 2016. Gross margin was negatively impacted by the $2.1 million charge in the three months ended March 31, 2017 for excess and obsolescence and scrapped inventories and warranty expenses of $0.1 million.

Research and Development Expenses.  R&D expenses were unchanged at $4.0 million during the three months ended March 31, 2017 and 2016. R&D expenses during the three months ended March 31, 2017 primarily consisted of $2.6 million of personnel-related expenses, $0.7 million of product development materials and related costs, $0.2 million of outside services, and $0.4 million relating to depreciation and an allocation of facilities expense. Personnel-related expenses included stock-based compensation expense of $0.5 million compared to $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses.  SG&A expenses decreased $2.8 million, or 23%, to $9.4 million during the three months ended March 31, 2017, compared to $12.2 million during the three months ended March 31, 2016. This decrease was primarily due to a $2.3 million decrease in personnel-related expenses and a decrease of $1.2 million in marketing costs, partially offset by an increase in outside services of $0.6 million and an increase of $0.1 million relating to the allocation of facilities expense. Personnel-related expenses included stock-based compensation expense of $0.9 million compared to $1.2 million for the three months ended March 31, 2017 and 2016, respectively. Higher marketing costs for the three months ended March 31, 2016 were associated with pre-commercial preparation expenses primarily relating to $1.1 million of Pantheris devices being designated as training and demonstration units for use by our sales and marketing personnel.

Interest Income (Expense), Net.  Interest expense, net increased $0.4 million, or 33%, to an expense of $1.5 million during the three months ended March 31, 2017, compared to an expense of $1.1 million during the three months ended March 31, 2016. This increased expense was attributable to the additional $10.0 million borrowing on June 15, 2016 under our Loan Agreement with CRG.

Other Income (Expense), Net.  Other income, net increased $2,000 to an income of $3,000, during the three months ended March 31, 2017, compared to an income of $1,000 during the three months ended March 31, 2016. Other income for the three months ended March 31, 2017 and 2016, was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $23.0 million and an accumulated deficit of $267.9 million, compared to cash and cash equivalents of $36.1 million and an accumulated deficit of $252.4 million as of December 31, 2016. We currently believe our existing cash and cash equivalents, expected revenues and the net proceeds from our “at-the-market” program,  will be sufficient to meet our capital requirements and fund our operations until at least December 31, 2017. We will need to raise additional funds through future equity or debt financings within the next nine months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next 12 months could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and significantly scale back our business and operations. To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, our IPO and our follow-on public offering in August 2016.

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and borrowed by us. Of the remaining $20.0 million, we borrowed $10.0 million on June 15, 2016 and the availability of the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016, which milestones were not achieved. As of March 31, 2017, we had $41.9 million outstanding under the Loan Agreement. See section titled “Contractual Obligations.”

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $18.0 million in 2016, and must achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We were in compliance with the covenants under the Loan Agreement as of March 31, 2017.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million. The shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC, on March 8, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. Common stock sold in the “at-the-market” program is sold at prevailing market prices at the time of the sale, and, as a result, prices vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. During the three months ended March 31, 2017 and 2016, we did not sell any shares of common stock under the “at-the-market” program. In addition, in August 2016, we issued and sold 9,857,800 shares of our common stock in a follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,263)	$(16,193)
Investing activities	(29)	(301)
Financing activities	230	317
Net increase (decrease) in cash and cash equivalents	$(13,062)	$(16,177)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $13.3 million, consisting primarily of a net loss of $15.3 million and an increase in net operating assets of $1.9 million, offset by non-cash charges of $3.9 million. The increase in net operating assets was due to an increase in inventories, prepaid expenses and other current assets, decreases in accounts payable, due to timing of payments, decreases in other liabilities related to the repayment of assigned interest to PDL and a decrease in accrued compensation, partially offset by a decrease in accounts receivable. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

Net cash used in operating activities for the three months ended March 31, 2016 was $16.2 million, consisting primarily of a net loss of $16.2 million and an increase in net operating assets of $3.0 million, offset by non-cash charges of $3.0 million. The increase in net operating assets was primarily due to the commercial launch of Pantheris in March 2016 resulting in an increase in accounts receivable and inventories. The increase in net operating assets was also due to an increase in prepaid expenses and other current assets, partially offset by an increase in accounts payable, due to timing of payments, and an increase in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG and increased reserve for excess and obsolescence in inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended March 31, 2017 was $29,000 consisting of purchases of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2016 was $0.3 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2017 of $0.2 million primarily relates to proceeds from purchases under our employee stock purchase plan.

Net cash provided by financing activities in the three months ended March 31, 2016 of $0.3 million primarily relates to $0.4 million in proceeds from purchases under our employee stock purchase plan and proceeds from the exercise of stock options, partially offset by the cash paid for deferred offering costs of $0.1 million as of March 31, 2016.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as the use of structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, our ongoing royalty obligations with PDL, our Loan Agreement with CRG and non-cancellable purchase commitments.

There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2017.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 14, 2017.

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

Credit Risk

As of March 31, 2017 and December 31, 2016, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of March 31, 2017 and December 31, 2016. Based on our foreign currency balances of monetary assets and liabilities, we estimate that a 10% adverse change in Euro exchange rates versus the U.S. dollar would not have a material effect on the fair value of our monetary assets.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS

Investing in our common stock involves a high degree of risk. We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition and results of operations. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes. Please also see “Special Notes Regarding Forward-Looking Statements.”

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $15.3 million for the three months ended March 31, 2017, $56.1 million in 2016, $47.3 million in 2015 and $32.0 million in 2014. As of March 31, 2017, we had an accumulated deficit of approximately $267.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business, predict our future prospects, assess the long-term performance of our products, and forecast our financial performance.

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. We received 510(k) clearance from the FDA, for commercialization of Pantheris in October 2015, an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the U.S. and select international markets promptly thereafter. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations.  Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have addressed certain of these concerns and plan to make additional product changes and improvements as a result of this feedback. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. In 2016 and in the first quarter of 2017, our revenue was adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, including improvements to the Pantheris imaging fiber connection, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of physicians our revenue may decline further or fail to increase.

Our short commercialization experience and limited number of approved products also make it difficult for us to forecast our future financial performance and such forecasts are limited and subject to a number of uncertainties, including our ability to obtain FDA clearance for new versions of Pantheris and other Lumivascular platform products we intend to commercialize in the United States. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We believe that the net proceeds from our “at-the-market” program, whereby we may issue and sell shares of common stock, together with our cash and cash equivalents at March 31, 2017 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations until at least December 31, 2017. We will need to raise additional funds through future equity or debt financings within the next nine months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next nine months could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offering. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

We rely heavily on our sales professionals to market and sell our products. If we are unable to hire, effectively train, manage, improve the productivity of, and retain our sales professionals, our business will be harmed, which would impair our future revenue and profitability. Reductions in the size of our sales force may adversely impact our business.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals. We have experienced direct sales employee and sales management turnover in the past. For example, in February 2017, John D. Simpson, our Senior Vice President, Sales and Marketing resigned.  The loss of any member of our sales team’s senior management could weaken our sales expertise and harm our business, and we may not be able to find adequate replacements on a timely basis, or at all. The changes in senior management that have occurred over the past several years may continue to create instability in our sales force leading to attrition in sales representatives in the future.

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

In addition, in April 2017, we undertook an organizational realignment, which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016, and reducing our field sales personnel by nearly 50%. Other sales professionals may leave voluntarily as a result of the reduction in force that we implemented. Given the significant reduction in our sales force, there can be no assurance that our remaining field sales personnel will be adequate to successfully commercialize our products. Further reductions in sales staff may have additional adverse impacts on our business.

If our revenue does not improve, or if our cost of revenue and/or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin decreased to (17%) for the three months ended March 31, 2017 compared to 26% for the three months ended March 31, 2016. This decrease was primarily attributable to costs associated with our expanded manufacturing infrastructure against lower than anticipated volumes. Gross margin was also negatively impacted by an increase of $1.0 million related to excess and obsolete Pantheris and Lighbox inventories.

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

As of March 31, 2017, we had $41.9 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, in each case subject to certain exceptions. In particular, the covenants of the Loan Agreement, as amended, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $18.0 million in 2016, and will have to achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. In addition, potential sources of equity financing may be deterred from investing in our company given the amount of debt and the rights that debt holders have to get paid before equity holders. The amount of debt could therefore affect our ability to finance our company and prevent us from obtaining necessary operating capital as a result.

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

Because we have only limited experience in manufacturing our Lumivascular platform products in commercial quantities, we may encounter production delays or shortfalls. Such production delays or shortfalls may be caused by many factors, including the following:

•                  any expansion in our manufacturing capacity, could require changes to our production processes;

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

•                  we may experience a delay in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities; and

•                  we have limited experience in complying with the FDA’s QSR, which applies to the manufacture of our Lumivascular platform products.

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

We must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales professionals. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2017, we held 14 issued U.S. patents and had 23 U.S. utility patent applications and 5 PCT applications pending. As of March 31, 2017, we also had 22 issued patents outside of the United States. As of March 31, 2017, we had 43 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

Our stock price has decreased significantly over the course of the past year increasing the risk of litigation and negatively impacting our ability to provide equity incentives to our employees. Any litigation resulting from the decrease in our stock price could be expensive and may divert management’s time and attention from operating our business. As a result of the decrease in our stock price, the options held by our employees are less valuable which make it more likely that certain of our employees may leave the Company. The loss of key employees could have an adverse effect on our business.

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

We maintain a shelf registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units, subscription rights or debt securities. The Registration Statement was declared effective by the SEC on March 8, 2016. In August 2016, we issued and sold 9,857,800 shares of our common stock in our follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have also established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under our “at-the-market” program with Cowen at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. During the three months ended March 31, 2017, we sold no shares of common stock under our “at-the-market” program with Cowen. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG, which may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of May 1, 2017, our directors, officers and their affiliates collectively control approximately 17.2% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

Our 2016 financial statements contained disclosure that there is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2016 financial statements, included in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2017, a “going concern” opinion, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NASDAQ may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we fail to satisfy the continued listing requirements of NASDAQ, including the minimum market value of listed securities requirement and the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum market value of listed securities and minimimum closing bid price requirements or prevent future non-compliance with NASDAQ’s listing requirements.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the three months ended March 31, 2017.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: May 9, 2017	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	/s/ MATTHEW B. FERGUSON
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