Form 10-Q
period 2017-06-30
Avinger Inc
filed 2017-08-09
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 23,914,024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•                  the outcome of and expectations regarding our current clinical studies and any additional clinical studies we initiate;

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

•                  our intention to vigorously defend against pending securities lawsuits; and

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$13,964	$36,096
Accounts receivable, net of allowance for doubtful accounts of $120 at June 30, 2017 and $21 at December 31, 2016	1,489	3,570
Inventories	6,699	8,462
Prepaid expenses and other current assets	1,130	662
Total current assets	23,282	48,790

Property and equipment, net	3,857	4,555
Other assets	252	212
Total assets	$27,391	$53,557

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,150	$1,607
Accrued compensation	1,909	2,807
Accrued expenses and other current liabilities	2,415	3,067
Borrowings	42,487	41,289
Total current liabilities	47,961	48,770

Other long-term liablities	215	546
	48,176	49,316
Total liabilities

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):

Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at June 30, 2017 and December 31, 2016	—	—
Shares issued and outstanding: none at June 30, 2017 and December 31, 2016
Common stock, par value of $0.001
Shares authorized: 100,000,000 at June 30, 2017 and December 31, 2016
Shares issued and outstanding: 23,914,024 at June 30, 2017 and 23,776,033 at December 31, 2016	24	24
Additional paid-in capital	259,925	256,606
Accumulated deficit	(280,734)	(252,389)
Total stockholders’ equity (deficit)	(20,785)	4,241
Total liabilities and stockholders’ equity (deficit)	$27,391	$53,557

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$2,459	$4,680	$5,950	$9,219
Cost of revenues	3,919	3,645	7,994	7,005
Gross profit (loss)	(1,460)	1,035	(2,044)	2,214

Operating expenses:
Research and development	3,097	3,867	7,020	7,914
Selling, general and administrative	6,189	9,461	15,507	21,622
Restructuring charges	519	—	519	—
Total operating expenses	9,805	13,328	23,046	29,536
Loss from operations	(11,265)	(12,293)	(25,090)	(27,322)

Interest income	31	28	63	61
Interest expense	(1,571)	(1,235)	(3,121)	(2,406)
Other income (expense), net	6	4	9	5
Net loss and comprehensive loss	$(12,799)	$(13,496)	$(28,139)	$(29,662)

Net loss per share, basic and diluted	$(0.54)	$(1.06)	$(1.18)	$(2.34)

Weighted average common shares used to compute net loss per share, basic and diluted	23,914	12,734	23,867	12,702

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(28,139)	$(29,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854	692
Amortization of debt issuance costs and debt discount	124	98
Stock-based compensation	2,877	3,588
Noncash interest expense and other charges	1,083	767
Provision for doubtful accounts receivable	99	—
Provision for excess and obsolete inventories	3,577	465
Changes in operating assets and liabilities:
Accounts receivable	1,981	(1,343)
Inventories	(1,925)	(3,033)
Prepaid expenses and other current assets	(468)	(549)
Other assets	(39)	(34)
Accounts payable	(457)	(422)
Accrued compensation	(898)	(818)
Accrued expenses and other current liabilities	(640)	(510)
Other long-term liabilities and accrued interest	(340)	(426)
Net cash used in operating activities	(22,311)	(31,187)

Cash flows from investing activities
Purchase of property and equipment	(45)	(729)
Net cash used in investing activities	(45)	(729)

Cash flows from financing activities
Principal paydown of capital lease obligations	(12)	(15)
Payments on deferred offering costs	—	(163)
Proceeds from borrowings, net of issuance costs	—	9,725
Proceeds from public offerings, net of issuance costs	—	1,252
Proceeds from the issuance of common stock	236	497
Net cash provided by financing activities	224	11,296

Net change in cash and cash equivalents	(22,132)	(20,620)
Cash and cash equivalents, beginning of period	36,096	43,059
Cash and cash equivalents, end of period	$13,964	$22,439

Supplemental disclosure of cash flow information
Cash paid for interest	$2,406	$1,956

Noncash investing and financing activities:
Accounts payable for purchases of property and equipment	$—	$13
Transfer between inventory and property and equipment	$93	$1,046

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

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2017, the Company had an accumulated deficit of $280,734,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $13,964,000 at June 30, 2017 and expected revenues will be sufficient to allow the Company to fund its current operations until approximately December 31, 2017. The Company will seek additional sources of funding in the form of debt financing or equity issuances. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Term Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at June 30, 2017 and December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three and six months ended June 30, 2017, the Company sold no shares of common stock under the “at-the-market” program. During the three and six months ended June 30, 2016, the Company sold 125,214 shares of common stock under the “at-the-market” program at an average price of $11.20 and raised net proceeds of $1,252,000, after payment of $42,000 in commissions and fees to Cowen.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2017, are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for any other interim period or for any future year. The December 31, 2016 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 14, 2017. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2017 and December 31, 2016. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of its borrowings approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of June 30, 2017 and December 31, 2016, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of June 30, 2017 and December 31, 2016. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2017 and December 31, 2016.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At June 30, 2017 and December 31, 2016, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three and six  months ended June 30, 2017 and 2016, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Product Warranty Costs

The Company typically offers a one-year warranty for parts and labor on its products commencing upon the transfer of title and risk of loss to the customer. The Company accrues for the estimated cost of product warranties upon invoicing its customers, based on historical results. Warranty costs are reflected in the statement of operations and comprehensive loss as a cost of revenues. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. Periodically the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is included within accrued liabilities on the balance sheet. Warranty provisions and claims are summarized as follows (in thousands):

Amount
Balance at December 31, 2016	$509
Warranty provision	175
Usage/Release	(243)

Balance at June 30, 2017	$441

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share, there were no common stock shares subject to repurchase excluded from the calculations as of June 30, 2017 and 2016. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(12,799)	$(13,496)	$(28,139)	$(29,662)
Weighted average common stock outstanding	23,914	12,734	23,867	12,702
Net loss per share, basic and diluted	$(0.54)	$(1.06)	$(1.18)	$(2.34)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	June 30,
	2017	2016
Common stock options	4,071,506	3,801,543
Unvested restricted stock units	353,331	267,558
Common stock warrants	2,152,117	2,152,117
	6,576,954	6,221,218

Comprehensive Loss

For the three and six months ended June 30, 2017 and 2016, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended June 30, 2017 and 2016, 96% and 94% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer. For the six months ended June 30, 2017 and 2016, 96% and 97% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer.

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.

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

In July 2015, the FASB issued an accounting standard which applies to all inventory that is measured using methods other than last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost. The standard requires entities to measure inventory at the lower of cost and net realizable value, defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance was effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company’s elected to adopt this standard as of January 1, 2017, on a prospective basis. The adoption had no impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes, which requires entities to present its deferred tax assets and deferred tax liabilities as noncurrent in its financial statements. The guidance was effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company’s elected to adopt this standard as of January 1, 2017, on a prospective basis. The adoption of this new guidance does not create any impact to the Company’s financial statements due to the fact that no deferred tax assets or liabilities have been reported in its financial statements. This will likely remain the case if the Company continues to incur additional losses, which requires it to maintain a full valuation allowance as it will be more-likely-than-not that its deferred tax assets are not realizable.

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

As of June 30, 2017 and December 31, 2016, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2017 and December 31, 2016, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2017 and 2016.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$1,955	$5,706
Work-in-process	451	—
Finished products	4,293	2,756
Total inventories	$6,699	$8,462

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

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any PIK is payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended, include a covenant that the Company maintain a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve minimum revenue of $7,000,000 in 2015 and $18,000,000 in 2016, and must achieve minimum revenue of $40,000,000 in 2017, $50,000,000 in 2018, $60,000,000 in 2019 and $70,000,000 in 2020 and in each year thereafter, as applicable. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. As of June 30, 2017, the Company was in compliance with all applicable covenants. As of June 30, 2017, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2017	$—
2018	—
2019	10,000
2020	20,000
2021	10,000
40,000
Add: Accretion of closing fees	638
Add: PIK	2,653
43,291
Less: Amount representing debt financing costs	(804)
Borrowings, net of current portion	$42,487

Contemporaneously with the execution of the Loan Agreement, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with CRG which allowed it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $13.97 yielding a $0.387 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the Securities Purchase Agreement based on the relative fair values of each security. The portion of the premium allocated to the borrowings is being amortized over the term of the Loan Agreement. Pursuant to the Securities Purchase Agreement, the Company filed a shelf registration statement covering, among other things, the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Securities Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2017, the balance of the aggregate debt discount was $804,000.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at June 30, 2017 and December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

PDL BioPharma

On April 18, 2013, the Company entered into a Credit Agreement (“Agreement”) with PDL BioPharma, Inc. (“PDL”) whereby PDL agreed to loan up to $40,000,000. Contemporaneously with the execution of the Agreement the Company borrowed an initial $20,000,000 (“Term Note”).

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

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interest obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, is used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $980,000 and $1,463,000, representing the net present value of the future minimum royalty obligation as of June 30, 2017 and December 31, 2016, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities and within other long-term liabilities as of June 30, 2017 and December 31, 2016, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion, on the balance sheet.

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

6. Capital Leases

Capital lease obligations consist of leased office equipment. As of June 30, 2017 and December 31, 2016, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $26,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of June 30, 2017, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2017	$13
2018	13
2019	1
Total minimum payments	27
Less: Amount representing future interest	1
Present value of minimum lease payments	$26

7. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In March 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $506,000 and $268,000 for the three months ended June 30, 2017 and 2016, and $1,013,000 and $490,000 for the six months ended June 30, 2017 and 2016, respectively.

Aggregate future minimum lease payments as of June 30, 2017, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2017	$990
2018	2,033
2019	1,915
Total minimum lease payments	$4,938

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had noncancellable commitments to suppliers for purchases totaling $1,766,000 and $3,542,000 as of June 30, 2017 and December 31, 2016, respectively.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future, but have not yet been made. To date, the Company has not been subject to any claims or been required to defend any action related to its indemnification obligations under these agreements.

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

Legal Proceedings

Except as set forth below, the Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows. From time to time, the Company may pursue litigation to assert its legal right and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business.

Between May 22, 2017 and May 25, 2017, three purported class actions were filed in the Superior Court of the State of California, County of San Mateo (“State Court”), against the Company and certain of its officers and directors. The actions were captioned Grotewiel v. Avinger, Inc., et al., No. 17-CIV-02240, Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, and Olberding v. Avinger, Inc., et al., No. 17-CIV-02307. The underwriters of the Company’s IPO in January 2015 are also named as defendants. These lawsuits allege that the registration statement for the Company’s IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs seek to represent a class of purchasers of the Company’s common stock in and/or traceable to its IPO. Plaintiffs seek, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees. On June 12, 2017, defendants removed these actions to the United States District Court for the Northern District of California (“Federal Court”), where they were captioned Grotewiel v. Avinger, Inc., No. 17-cv-03400, Gonzalez v. Avinger, Inc., No. 17-cv-03401, and Olberding v. Avinger, Inc., No. 17-cv-03398, and where the actions were related and assigned to the same judge. On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted plaintiffs’ motions to remand and entered an order to show cause, within 14 days, why the Grotewiel action should not be similarly remanded.

The Company and its directors believe that the foregoing lawsuits are entirely without merit and intend to vigorously defend against the actions.

8. Stockholders’ Equity (Deficit)

Preferred Stock

At June 30, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At June 30, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 23,914,024 shares were issued and outstanding.

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

As of June 30, 2017 and December 31, 2016, warrants to purchase an aggregate of 2,152,117 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the 2015 Plan was increased by 1,188,801 shares of common stock. As of June 30, 2017, 1,831,963 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2016	3,708,011	$7.86	$5
Options granted	1,073,751	$1.95
Options exercised	—	$—
Options cancelled	(710,256)	$7.91
Balance at June 30, 2017	4,071,506	$6.29	$6

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2017 was $1.05 per share. As of June 30, 2017, the aggregate intrinsic value of options outstanding and vested was zero. There were no options exercised  during the six months ended June 30, 2017. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and six months ended June 30, 2017 and 2016.

At June 30, 2017 and at December 31, 2016, there were 1,989,895 and 1,630,917 shares, respectively, vested with a weighted-average exercise price of $7.59 and $7.40 per share, respectively, and a weighted average contractual life of 7.38 and 7.63 years, respectively.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity for the six months ended June 30, 2017 is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2016	214,176	$14.88	3.09	$792
Awarded	313,665	$2.05
Released	(38,125)	$12.98
Forfeited	(136,385)	$7.56
Awards outstanding at June 30, 2017	353,331	$6.52	3.32	$158

As of June 30, 2017, $1,992,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.81 years. The Company used the closing market price of $0.45 per share at June 30, 2017, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 500,000 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the ESPP was increased by 356,640  shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of June 30, 2017, approximately 801,138 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $25,000 and $127,000 in stock-based compensation expense related to the ESPP for the three months ended June 30, 2017 and 2016, and $90,000 and $217,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	5.5	6.0	5.9	6.0
Expected volatility	63.3%	49.0%	57.1%	49.1%
Risk-free interest rate	1.8%	1.4%	2.2%	1.5%
Dividend rate	—	—	—	—

As of June 30, 2017 and December 31, 2016, the total unamortized compensation expense related to stock option awards granted to employees and directors was $8,194,000 and $12,312,000, which is expected to be amortized over the next 1.9 and 2.3 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	85.0%	77.6%	89.2%	61.4%
Risk-free interest rate	0.78%	0.50%	0.63%	0.38%
Dividend rate	—	—	—	—

Total stock-based compensation expense related to stock-based awards recognized during the three and six months ended June 30, 2017 and 2016, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$105	$107	$256	$239
Research and development expenses	500	662	1,041	1,343
Selling, general and administrative expenses	730	841	1,580	2,006
	$1,335	$1,610	$2,877	$3,588

10. Restructuring Charges and Expenses

In April 2017, the Company undertook an organizational realignment which included a reduction in force, lowering its total headcount by approximately 33% compared to December 31, 2016, in order to conserve resources. Accordingly, the Company recorded a restructuring charge of approximately $519,000, relating to severance related costs at that time. As of June 30, 2017, $493,000 of the total severance related costs related to the termination of 44 employees had been paid. The Company expects the remaining $26,000 in severance costs to be paid by September 30, 2017.

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

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION allows us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we have worked with 18 of the VISION sites to re-solicit consent from previous clinical trial patients in order for them to evaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites was completed in May 2017, and we released the final 12 and 24-month results for a total of 89 patients in July 2017. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations. During the third quarter of 2017, we expect to begin enrolling patients in INSIGHT, a clinical trial designed to support a filing with the FDA to expand the indication for our Pantheris atherectomy device to include instent restenosis.

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

Prior to the introduction of our Lumivascular platform our non-imaging catheter products were manufactured by third parties. All of our products are now manufactured in-house at our facilities in Redwood City, California using components and sub-assemblies manufactured both in-house and by outside vendors. We assemble all of our products at our manufacturing facility, but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility will be sufficient through at least 2018.

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $6.0 million in the six months ended June 30, 2017 and $9.2 million in the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, our net loss was $28.1 million and $29.7 million, respectively. We have not been profitable since inception, and as of June 30, 2017, our accumulated deficit was $280.7 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we may borrow up to $50.0 million on or before March 29, 2017. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016 under the Loan Agreement. Contingent on achievement of certain revenue milestones, among other conditions, we would have been eligible to borrow an additional $10.0 million, on or prior to March 29, 2017; however, we did not achieve the level of revenues required to borrow the final $10.0 million. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. During the six months ended June 30, 2017, we sold no shares of common stock under the “at-the-market” program. In addition, in August 2016, we completed a follow-on public offering of 9,857,800 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

In April 2017, we undertook an organizational realignment which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016. The organizational realignment is designed to focus our commercial efforts on driving catheter utilization in our strongest markets, around our most productive sales professionals. Our field sales personnel headcount was reduced to 32, down from 60 people as of December 31, 2016. This workforce reduction is designed to reduce operating expenses while continuing to support major product development and clinical initiatives. The strategic reduction in the field sales force is designed to maintain robust engagement with higher volume users of our Lumivascular technology and position us to increase utilization of our catheters within our installed base of accounts in 2018 following the launch of our next generation products.

We are developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris, that we believe represent significant improvements over our existing product. Pantheris 3.0 includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe will improve usability and reliability, while the lower profile Pantheris has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels and below-the-knee applications. We plan to make 510(k) submissions for Pantheris 3.0 in the fourth quarter of 2017 and Pantheris BTK in the first quarter of 2018.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. We expect the continued product performance issues with the current version of Pantheris as well as our strategic decision to reduce the size of our sales force to continue to impact our revenues for the remainder of 2017. We expect our revenues to increase in 2018 as we introduce new Lumivascular platform products including new versions of Pantheris. No single customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2017 and 2016.

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

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of costs related to manufacturing overhead, materials and direct labor. We expense all warranty costs and inventory provisions as cost of revenues. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. A significant portion of our cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases following the commercial launch of our next-generation Pantheris catheters in 2018. Cost of revenues also includes depreciation expense for production equipment, depreciation and related maintenance expense for placed Lightboxes held by customers and certain direct costs such as those incurred for shipping our products.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. We expect compensation for personnel related to selling and marketing functions to remain decreased in the near term compared to recent prior quarters due to our organizational realignment in April 2017. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We expect these other SG&A expenses to vary over time depending on the level and timing of our marketing, financing and manufacturing initiatives, among other things

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consisted of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Revenues	$2,459	$4,680	$5,950	$9,219
Cost of revenues	3,919	3,645	7,994	7,005
Gross profit (loss)	(1,460)	1,035	(2,044)	2,214
Gross margin	-59%	22%	-34%	24%

Operating expenses:
Research and development	3,097	3,867	7,020	7,914
Selling, general and administrative	6,189	9,461	15,507	21,622
Restructuring charges	519	—	519	—
Total operating expenses	9,805	13,328	23,046	29,536
Loss from operations	(11,265)	(12,293)	(25,090)	(27,322)

Interest income (expense), net	(1,540)	(1,207)	(3,058)	(2,345)
Other income (expense), net	6	4	9	5
Net loss and comprehensive loss	$(12,799)	$(13,496)	$(28,139)	$(29,662)

Comparison of Three Months Ended June 30, 2017 and 2016

Revenues.  Revenues decreased $2.2 million, or 47%, to $2.5 million during the three months ended June 30, 2017, compared to $4.7 million during the three months ended June 30, 2016. For the three months ended June 30, 2017, revenues related to sales of our disposable catheters decreased by 43% to $2.0 million while revenues related to our Lightbox imaging consoles decreased by 60% to $0.5 million. The decreased revenues in the three months ended June 30, 2017 reflect the impact of continued product performance issues with the current version of Pantheris as well as a strategic decision we made at the beginning of the year to align the focus of our sales force on driving the utilization at our current installed base versus a focus on building the installed base of Lightbox imaging consoles. The decrease in Lightbox imaging consoles revenue also relates to the increased flexibility in the Lightbox acquisition rental or placement programs being offered, which resulted in a lower portion of accounts acquiring Lightboxes through up-front purchases.

Cost of Revenues and Gross Margin.  Cost of revenues increased $0.3 million, or 8%, to $3.9 million during the three months ended June 30, 2017, compared to $3.6 million during the three months ended June 30, 2016. This increase was primarily attributable to a $2.3 million charge in the three months ended June 30, 2017 for excess and obsolescence predominantly related to our Lightbox and Pantheris inventories and a $0.3 million charge related to scrapped inventories, partially offset by our decreased sales. Gross margin for the three months ended June 30, 2017 decreased to -59%, compared to 22% in the three months ended June 30, 2016. Gross margin was negatively impacted by an increase of $2.1 million in the charge for inventory excess and obsolescence in the three months ended June 30, 2017 compared to the prior year period.

Research and Development Expenses.  R&D expenses decreased $0.8 million, or 20%, to $3.1 million during the three months ended June 30, 2017, compared to $3.9 million during the three months ended June 30, 2016. This decrease was primarily due to a $0.4 million decrease in personnel-related expenses, a decrease of $0.3 million in product development materials and related costs and a decrease of $0.1 million in outside services. Personnel-related expenses included stock-based compensation expense of $0.5 million compared to $0.7 million for the three months ended June 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses.  SG&A expenses decreased $3.3 million, or 35%, to $6.2 million during the three months ended June 30, 2017, compared to $9.5 million during the three months ended June 30, 2016. This decrease was primarily due to a $2.8 million decrease in personnel-related expenses and a decrease of $0.5 million in marketing costs. Personnel-related expenses decreased due to a decrease in headcount and stock-based compensation expense as a result of our organizational realignment in April 2017. For the three months ended June 30, 2017, our marketing costs decreased as a result of our workforce reduction and efforts to reduce operating expenses. Personnel-related expenses included stock-based compensation expense of $0.7 million compared to $0.8 million for the three months ended June 30, 2017 and 2016, respectively.

Restructuring. In April 2017, we undertook an organizational realignment to conserve resources which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016. We recorded a restructuring charge of approximately $0.5 million, which consisted of severance related costs specific to the termination of 44 employees, at that time. As of June 30, 2017, all except $26,000 of costs associated with the restructuring were paid.

Interest Income (Expense), Net.  Interest expense, net increased $0.3 million, or 28%, to an expense of $1.5 million during the three months ended June 30, 2017, compared to an expense of $1.2 million during the three months ended June 30, 2016. This increased expense was attributable to the additional $10.0 million borrowing on June 15, 2016 under our Loan Agreement with CRG.

Other Income (Expense), Net.  Other income, net increased $2,000 to an income of $6,000, during the three months ended June 30, 2017, compared to an income of $4,000 during the three months ended June 30, 2016. Other income for the three months ended June 30, 2017 and 2016, was primarily attributable to the remeasurement of foreign exchange transactions.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenues.  Revenues decreased $3.2 million, or 35%, to $6.0 million during the six months ended June 30, 2017, compared to $9.2 million during the six months ended June 30, 2016. For the six months ended June 30, 2017, revenues related to sales of our disposable catheters decreased by 29% to $5.0 million while revenues related to our Lightbox imaging consoles decreased by 55% to $1.0 million. The decreased revenues in the six months ended June 30, 2017 reflect the impact of continued product performance issues with the current version of Pantheris as well as a strategic decision we made at the beginning of the year to align the focus of our sales force on driving the utilization at our current installed base versus a focus on building the installed base of Lightbox imaging consoles. The decrease in Lightbox imaging consoles revenue also relates to the increased flexibility in the Lightbox acquisition rental or placement programs being offered, which resulted in a lower portion of accounts acquiring Lightboxes through up-front purchases.

Cost of Revenues and Gross Margin.  Cost of revenues increased $1.0 million, or 14%, to $8.0 million during the six months ended June 30, 2017, compared to $7.0 million during the six months ended June 30, 2016. This increase was primarily attributable to a $3.6 million charge in the six months ended June 30, 2017 for excess and obsolescence predominantly related to our Lightbox and Pantheris inventories and a $1.2 million charge related to scrapped inventories, partially offset by our decreased sales. Gross margin for the six months ended June 30, 2017 decreased to -34%, compared to 24% in the six months ended June 30, 2016. Gross margin was negatively impacted by an increase of $3.1 million in the charges for inventory excess and obsolescence and an increase of $0.7 million of scrapped inventories during the six months ended June 30, 2017 compared to the prior year period, partially offset by a decrease of $0.3 million in warranty expenses.

Research and Development Expenses.  R&D expenses decreased $0.9 million, or 11%, to $7.0 million during the six months ended June 30, 2017, compared to $7.9 million during the six months ended June 30, 2016. This decrease was primarily due to a $0.5 million decrease in personnel-related expenses and a decrease of $0.4 million in product development materials and related costs. Personnel-related expenses included stock-based compensation expense of $1.0 million compared to $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses.  SG&A expenses decreased $6.1 million, or 28%, to $15.5 million during the six months ended June 30, 2017, compared to $21.6 million during the six months ended June 30, 2016. This decrease was primarily due to a $5.1 million decrease in personnel-related expenses, a decrease of $1.7 million in marketing costs and a decrease of $0.1 million relating to depreciation, partially offset by an increase of $0.6 million in consulting, legal and professional fees and an increase of $0.3 million relating to the allocation of facilities expense. Personnel-related expenses decreased due to a decrease in headcount and stock-based compensation expense as a result of our organizational realignment in April 2017. Personnel-related expenses included stock-based compensation expense of $1.6 million compared to $2.0 million for the six months ended June 30, 2017 and 2016, respectively. Higher marketing costs for the six months ended June 30, 2016 were associated with pre-commercial preparation expenses primarily relating to $1.1 million of Pantheris devices being designated as training and demonstration units for use by our sales and marketing personnel.

Restructuring. In April 2017, we undertook an organizational realignment to conserve resources which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016. We recorded a restructuring charge of approximately $0.5 million, which consisted of severance related costs specific to the termination of 44 employees, at that time. As of June 30, 2017, all except $26,000 of costs associated with the restructuring were paid.

Interest Income (Expense), Net.  Interest income (expense), net increased $0.8 million, or 30%, to an expense of $3.1 million during the six months ended June 30, 2017, compared to an expense of $2.3 million during the six months ended June 30, 2016. This increased expense was attributable to the additional $10.0 million borrowing on June 15, 2016 under our Loan Agreement with CRG.

Other Income (Expense), Net.  Other income (expense), net increased to an income of $9,000 during the six months ended June 30, 2017, compared to income of $5,000 during the six months ended June 30, 2016. Other income for the six months ended June 30, 2017 and 2016, was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $14.0 million and an accumulated deficit of $280.7 million, compared to cash and cash equivalents of $36.1 million and an accumulated deficit of $252.4 million as of December 31, 2016. We currently believe our existing cash and cash equivalents, expected revenues and the net proceeds from our “at-the-market” program,  will be sufficient to meet our capital requirements and fund our operations until at least December 31, 2017. We will need to raise additional funds through future equity or debt financings within the next six months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next six months could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and significantly scale back our business and operations. To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, our IPO and our follow-on public offering in August 2016. As previously disclosed, on April 20 and May 24, 2017 we received letters from the Listing Qualifications Department of The NASDAQ Stock Market, LLC (“Nasdaq”) notifying us that the Company was not in compliance with applicable listing rules. In the event that we do not regain compliance with those rules and our stock is delisted by Nasdaq, our access to public capital markets would be impaired. For more information on this risk, see Part II, Item 1A “Risk Factors.”

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and borrowed by us. Of the remaining $20.0 million, we borrowed $10.0 million on June 15, 2016 and the availability of the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016, which were not achieved. As of June 30, 2017, we had $42.5 million outstanding under the Loan Agreement. For more information, see Part I, Item 2 “Contractual Obligations.”

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $18.0 million in 2016, and must achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We were in compliance with the covenants under the Loan Agreement as of June 30, 2017.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million. The shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC, on March 8, 2016. Cowen is acting as sole sales agent for any sales made under the Sales Agreement for a 3% commission on gross proceeds. Common stock sold in the “at-the-market” program is sold at prevailing market prices at the time of the sale, and, as a result, prices vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. During the six months ended June 30, 2017, we did not sell any shares of common stock under the “at-the-market” program. In addition, in August 2016, we issued and sold 9,857,800 shares of our common stock in a follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,311)	$(31,187)
Investing activities	(45)	(729)
Financing activities	224	11,296
Net increase (decrease) in cash and cash equivalents	$(22,132)	$(20,620)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $22.3 million, consisting primarily of a net loss of $28.1 million and an increase in net operating assets of $2.8 million, offset by non-cash charges of $8.6 million. The increase in net operating assets was due to an increase in inventories, prepaid expenses and other current assets, decreases in accounts payable, accrued compensation and accrued expenses and other current liabilities, was due to our workforce reduction in April 2017 and efforts to reduce operating expenses, decreases in other liabilities related to the repayment of assigned interest to PDL, partially offset by a decrease in accounts receivable. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

Net cash used in operating activities for the six months ended June 30, 2016 was $31.2 million, consisting primarily of a net loss of $29.7 million and an increase in net operating assets of $7.1 million, offset by non-cash charges of $5.6 million. The increase in net operating assets was primarily due to the commercial launch of Pantheris in March 2016 resulting in an increase in accounts receivable and inventories. The increase in net operating assets was also due to an increase in prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses and other current liabilities, due to timing of payments, and a decrease in accrued compensation. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended June 30, 2017 was $45,000 consisting of purchases of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2016 was $0.7 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2017 of $0.2 million primarily relates to proceeds from purchases under our employee stock purchase plan.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 14, 2017.

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

Credit Risk

As of June 30, 2017 and December 31, 2016, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of June 30, 2017 and December 31, 2016.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time we may be involved in legal proceedings or investigations, which could harm our reputation, business and financial condition and divert the attention of our management from the operation of our business.

Between May 22, 2017 and May 25, 2017, three purported class actions were filed in the Superior Court of the State of California, County of San Mateo (“State Court”), against us and certain of our officers and directors. The actions were captioned Grotewiel v. Avinger, Inc., et al., No. 17-CIV-02240, Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, and Olberding v. Avinger, Inc., et al., No. 17-CIV-02307. The underwriters of our IPO in January 2015 are also named as defendants. These lawsuits allege that the registration statement for our IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs seek to represent a class of purchasers of our common stock in and/or traceable to our IPO. Plaintiffs seek, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees. On June 12, 2017, defendants removed these actions to the United States District Court for the Northern District of California (“Federal Court”), where they were captioned Grotewiel v. Avinger, Inc., No. 17-cv-03400, Gonzalez v. Avinger, Inc., No. 17-cv-03401, and Olberding v. Avinger, Inc., No. 17-cv-03398, and where the actions were related and assigned to the same judge. On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted plaintiffs’ motions to remand and entered an order to show cause, within 14 days, why the Grotewiel action should not be similarly remanded.

We and our directors believe that the foregoing lawsuits are entirely without merit and intend to vigorously defend against the actions.

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

Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

•                  our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, and the timing of such clearances and approvals, particularly with respect to current and future generations of Pantheris;

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

•                  the regulatory environment;

•                  the hiring, training and retention of key employees, including our sales team;

•                  the ability of our remaining sales and marketing personnel to maintain and grow our revenues after the April 2017 organizational realignment;

•                  the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action described below under “Risks Related to Ownership of our Common Stock—Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.”;

•                  our ability to obtain additional financing; and

•                  advances and trends in new technologies and industry standards.

We have a history of net losses and we may not be able to achieve or sustain profitability.

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $28.1 million for the six months ended June 30, 2017, $56.1 million in 2016, $47.3 million in 2015 and $32.0 million in 2014. As of June 30, 2017, we had an accumulated deficit of approximately $280.7 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts or cause us to become insolvent.

We believe that the net proceeds from our “at-the-market” program, whereby we may issue and sell shares of common stock, together with our cash and cash equivalents at June 30, 2017 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations until at least December 31, 2017. We will need to raise additional funds through future equity or debt financings within the next six months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next six months could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offering. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

•                  the degree of success we experience in commercializing our Lumivascular platform products, particularly Pantheris, and any next-generation versions of such products;

•                  the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;

•                  the costs and expenses of maintaining or expanding our sales and marketing infrastructure and our manufacturing operations;

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

•      the costs of defending ourselves against existing and future litigation, including pending stockholder class action claims;

•                  the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•                  the extent and scope of our general and administrative expenses.

We may raise funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products, and significantly scale back our operations, or we may become insolvent. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of June 30, 2017, we had $42.5 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our debt with CRG is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, in each case subject to certain exceptions. In particular, the covenants of the Loan Agreement, as amended, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $18.0 million in 2016, and will have to achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. In addition, potential sources of equity financing may be deterred from investing in our company given the amount of debt and the rights that debt holders have to get paid before equity holders. The amount of debt could therefore affect our ability to finance our company and prevent us from obtaining necessary operating capital as a result.

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

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations.  Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have addressed certain of these concerns and plan to make additional product changes and improvements as a result of this feedback. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. In 2016 and in the first half of 2017, our revenue was adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, including improvements to the Pantheris imaging fiber connection, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of physicians our revenue may decline further or fail to increase.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of Pantheris and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA approval to market an enhanced version of Pantheris in March 2016, and Pantheris became commercially available in the United States and select international markets promptly thereafter. As such acceptance among physicians of these products may not increase or may decline. Our ability to successfully market Pantheris will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure you that demand for Pantheris and our other Lumivascular platform products will continue to grow and our products may not significantly penetrate current or new markets. Market demand for Pantheris and physician adoption of this product also may be negatively impacted by product performance issues that we have experienced and the need to replace certain products in accordance with our warranty policy. Sales of Pantheris and our other Lumivascular platform products may decline as a result of the reduced sales and marketing personnel headcount after our organizational realignment in April 2017. In some cases utilization of our products has been less than we anticipated historically. If demand for Pantheris and our other Lumivascular platform products does not increase and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize Pantheris, would harm our business, financial condition and results of operations.

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

Competition for sales professionals who are familiar with and trained to sell our products continues to be strong. We train our sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals and our revenue and profitability. It takes time for the sales professionals to become productive following their hiring and training and there can be no assurance that sales representatives will reach adequate levels of productivity, or that we will not experience significant levels of attrition in the future. Measures we implement to improve the productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue, profitability, and harm our business and our stock price may be adversely impacted as a result.

In addition, in April 2017, we undertook an organizational realignment, which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016, and reducing our field sales personnel by nearly 50%. As of June 30, 2017, we had 28 sales professionals. Other sales professionals may leave voluntarily as a result of the reduction in force that we implemented. Given the significant reduction in our sales force, there can be no assurance that our remaining field sales personnel will be adequate to successfully commercialize our products. Further reductions in sales staff may have additional adverse impacts on our business.

If our revenue does not improve, or if our cost of revenue and/or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin decreased to -59% and -34% for the three and six months ended June 30, 2017, respectively, compared to 22% and 24% for the three and six months ended June 30, 2016, respectively. Gross margin for the three and six months ended June 30, 2017 was negatively impacted by an increase of $2.1 million and $3.1 million in charges related to excess and obsolete Lightbox and Pantheris inventories, respectively.

Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue does not grow or declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate, which may result in a decrease in the number of products sold or a decrease in the average selling prices achieved for our product sales. If our revenue does not improve, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our cash faster than budgeted, cause us to need to obtain additional financing and have a material adverse effect on our operations and stock price.

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

In order to remain competitive, we must continue to develop new product offerings and enhancements to our existing Lumivascular platform products. In particular, we are currently developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris. We believe these versions will represent significant improvements in reliability and usability compared to our existing products. We anticipate that Pantheris 3.0 and the lower profile Pantheris will translate into revenue growth and achieve increased physician acceptance. Because we believe they are important to our future revenues, we are devoting a significant portion of our resources to their development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new product offerings, including Pantheris 3.0 and the lower profile Pantheris, are lower than we expect, fails to gain anticipated market acceptance or causes us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve and our business will be adversely affected.

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

We educate physicians on the capabilities of our Lumivascular platform products and advances in treatment for PAD patients. We target our sales efforts to interventional cardiologists, vascular surgeons and interventional radiologists because they are often the physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be general practitioners, podiatrists, nephrologists and endocrinologists, each of whom commonly treat patients experiencing complications or symptoms resulting from PAD. If these physicians are not made aware of our Lumivascular platform products, they may not refer patients to interventional cardiologists, vascular surgeons and interventional radiologists for treatment using our Lumivascular platform procedure, and those patients may instead be surgically treated or treated with an alternative interventional procedure. In addition, there is a significant correlation between PAD and coronary artery disease, and many physicians do not routinely screen for PAD while screening for coronary artery disease. If we are not successful in educating physicians about screening for PAD and about the capabilities of our Lumivascular platform products, our ability to increase our revenues may be impaired.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2017, we held 15 issued U.S. patents and had 22 U.S. utility patent applications and 7 PCT applications pending. As of June 30, 2017, we also had 24 issued patents outside of the United States. As of June 30, 2017, we had 48 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or premarketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We plan to apply for 510(k) clearance for improvements to our Pantheris device in the fourth quarter of 2017, and we intend to file for FDA clearance of a lower-profile device for below-the-knee peripheral vascular applications in the first quarter of 2018. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

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

The current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Our stock price has decreased significantly over the course of the past year and the Company is currently defending against a purported securities class action. For more information, see Part II, Item 1, “Legal Proceedings.” Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows as well as on the market price of our common stock. In addition, as a result of the decrease in our stock price, the options held by our employees are less valuable which make it more likely that certain of our employees may leave the Company. The loss of key employees could have an adverse effect on our business.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may provide guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance, including projected revenues and the timing of regulatory approvals. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. Two analysts who previously published research reports on our stock have discontinued coverage. If one or more of the remaining analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.

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

We will need to raise additional funds through future equity or debt financings within the next six months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next six months could cause substantial dilution to our existing stockholders.

We maintain a shelf registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units, subscription rights or debt securities. The Registration Statement was declared effective by the SEC on March 8, 2016. In August 2016, we issued and sold 9,857,800 shares of our common stock in our follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have also established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under our “at-the-market” program with Cowen at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. During the six months ended June 30, 2017, we sold no shares of common stock under our “at-the-market” program with Cowen. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG, which may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of August 1, 2017, our directors, officers and their affiliates collectively beneficially own approximately 18.0% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations have increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Our management and other personnel now need to devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. On April 20, 2017 we received a letter from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) as the market value of the Company’s listed securities, or MVLS, was below the minimum $50 million for the previous 30 consecutive business days. This letter also informed us that we were not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), as we did not have total assets and total revenue of at least $50 million each for the most recently completed fiscal year. We have a period of 180 calendar days, or until October 17, 2017, to regain compliance with these rules. To regain compliance, the MVLS of our common stock must reach at least $50 million for a minimum of 10 consecutive business days.

In addition, on May 24, 2017, we received a second letter from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. This letter also informed us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(C), as the market value of  our publicly held shares, or MVPHS, was less than $15 million for the previous 30 consecutive business days. We have a period of 180 calendar days, or until November 20, 2017, to regain compliance with these rules. To regain compliance, during the 180 day period, the bid price of our common stock must close at $1 or more and/or our MVPHS must close at $15 million or more, in each case for a minimum of ten consecutive business days.

If we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the applicable compliance periods, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. Such a delisting could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum market value of listed securities and minimum closing bid price requirements or prevent future non-compliance with Nasdaq’s listing requirements.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the three months ended June 30, 2017.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

On August 8, 2017, Thomas J. Fogarty, M.D. resigned from the Board of Directors of the Company effective immediately. Dr. Fogarty’s resignation is not the result of any disagreement with the Company relating to the Company’s operations, policies or practices.

ITEM 6.                EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of, and incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: August 8, 2017	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	/s/ MATTHEW B. FERGUSON
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