Form 10-Q
period 2017-09-30
Avinger Inc
filed 2017-11-14
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,539,117.

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

•                  the expected timing of 510(k) submission to the U.S. Food and Drug Administration (“FDA”), and associated marketing clearances by FDA, for enhanced versions of Pantheris;

•                  the expected growth in our business and our organization;

•                  our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris to qualify for reimbursement codes used by other atherectomy products;

•                  our ability to continue as a going concern;

•                  our ability to retain and recruit key personnel, including our sales and marketing infrastructure;

•                  our ability to obtain and maintain customers with a reduced salesforce after our April 2017 organizational realignments and the implementation of our September 2017 cost reduction plan;

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the United States Securities and Exchange Commission (“SEC”) as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,170	$36,096
Accounts receivable, net of allowance for doubtful accounts of $123 at September 30, 2017 and $21 at December 31, 2016	1,197	3,570
Inventories	5,046	8,462
Prepaid expenses and other current assets	880	662
Total current assets	17,293	48,790

Property and equipment, net	3,458	4,555
Other assets	220	212
Total assets	$20,971	$53,557

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$841	$1,607
Accrued compensation	1,401	2,807
Accrued expenses and other current liabilities	2,151	3,067
Borrowings	43,112	41,289
Total current liabilities	47,505	48,770

Other long-term liablities	177	546
	47,682	49,316
Total liabilities

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):

Preferred stock issuable in series, par value of $0.001 Shares authorized: 5,000,000 at September 30, 2017 and December 31, 2016 Shares issued and outstanding: none at September 30, 2017 and December 31, 2016	—	—
Common stock, par value of $0.001 Shares authorized: 100,000,000 at September 30, 2017 and December 31, 2016 Shares issued and outstanding: 31,539,117 at September 30, 2017 and 23,776,033 at December 31, 2016	32	24
Additional paid-in capital	264,434	256,606
Accumulated deficit	(291,177)	(252,389)
Total stockholders’ equity (deficit)	(26,711)	4,241
Total liabilities and stockholders’ equity (deficit)	$20,971	$53,557

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$2,071	$5,316	$8,021	$14,535
Cost of revenues	3,274	3,742	11,268	10,747
Gross profit (loss)	(1,203)	1,574	(3,247)	3,788

Operating expenses:
Research and development	2,322	3,591	9,342	11,505
Selling, general and administrative	4,928	9,414	20,435	31,036
Restructuring charges	416	—	935	—
Total operating expenses	7,666	13,005	30,712	42,541
Loss from operations	(8,869)	(11,431)	(33,959)	(38,753)

Interest income	25	27	88	88
Interest expense	(1,599)	(1,553)	(4,720)	(3,959)
Other income (expense), net	—	(12)	9	(7)
Net loss and comprehensive loss	$(10,443)	$(12,969)	$(38,582)	$(42,631)

Net loss per share, basic and diluted	$(0.43)	$(0.73)	$(1.61)	$(2.97)

Weighted average common shares used to compute net loss per share, basic and diluted	24,276	17,694	24,005	14,378

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(38,582)	$(42,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,162	1,095
Amortization of debt issuance costs and debt discount	186	160
Stock-based compensation	4,197	5,301
Noncash interest expense and other charges	1,649	1,284
Loss on disposal of property and equipment	2	—
Provision for doubtful accounts receivable	102	—
Provision for excess and obsolete inventories	5,180	656
Changes in operating assets and liabilities:
Accounts receivable	2,270	(2,633)
Inventories	(1,789)	(4,137)
Prepaid expenses and other current assets	(219)	(241)
Other assets	(8)	14
Accounts payable	(766)	213
Accrued compensation	(1,406)	(260)
Accrued expenses and other current liabilities	(896)	(442)
Other long-term liabilities and accrued interest	(381)	(650)
Net cash used in operating activities	(29,299)	(42,271)

Cash flows from investing activities
Purchase of property and equipment	(45)	(868)
Proceeds from sale of property and equipment	4	—
Net cash used in investing activities	(41)	(868)

Cash flows from financing activities
Principal paydown of capital lease obligations	(19)	(21)
Proceeds from borrowings, net of issuance costs	—	9,725
Proceeds from public offerings, net of issuance costs	3,187	32,801
Proceeds from the issuance of common stock	246	856
Net cash provided by financing activities	3,414	43,361

Net change in cash and cash equivalents	(25,926)	222
Cash and cash equivalents, beginning of period	36,096	43,059
Cash and cash equivalents, end of period	$10,170	$43,281

Supplemental disclosure of cash flow information
Cash paid for interest	$3,637	$3,150

Noncash investing and financing activities:
Disposal of fully depreciated property and equipment	$158	$—
Transfer between inventory and property and equipment	$24	$1,806

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

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2017, the Company had an accumulated deficit of $291,177,000. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $10,170,000 at September 30, 2017 and expected revenues will be sufficient to allow the Company to fund its current operations until approximately January 31, 2018. The Company will seek additional sources of funding in the form of debt financing or equity issuances, however, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Term Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at September 30, 2017 and December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause. On November 3, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated to purchase, at the Company’s request, up to $15,000,000 of the Company’s common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement.  As a fee for Lincoln Park’s commitment to purchase such shares, the Company issued 943,396 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Purchase Agreement, the Company filed a registration statement on Form S-1 on November 6, 2017 for up to 9,950,000 of such shares, which registration statement has not yet been declared effective by the SEC.  To the extent more than 9,950,000 shares of the Company’s common stock are issued to Lincoln Park pursuant to the Purchase Agreement, the Company is obligated to file additional registration statements for the resale of such shares.

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

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three and nine months ended September 30, 2017, the Company sold 7,587,593 shares of common stock through the “at-the-market” program at an average price of $0.44 per common share and raised net proceeds of $3,187,000, after payment of $101,000 in commissions and fees to Cowen. During the three and nine months ended September 30, 2016, the Company sold 125,214 shares of common stock through the “at-the-market” program at an average price of $11.20 per common share and raised net proceeds of $1,252,000, after payment of $42,000 in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, the Company is unable to issue more shares in its “at-the-market” program at this time. In August 2016, the Company issued and sold 9,857,800 shares of its common stock in its follow-on public offering, which includes the exercise in full by the underwriters of their option to purchase 1,285,800 shares of common stock, at a public offering price of $3.50 per share. Net proceeds from the follow-on public offering were approximately $31,549,000 after deducting underwriting discounts and commissions of approximately $2,415,000 and expenses of approximately $538,000.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2017, are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for any other interim period or for any future year. The December 31, 2016 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 14, 2017. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2017 and December 31, 2016. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of its borrowings approximate fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of September 30, 2017 and December 31, 2016, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of September 30, 2017 and December 31, 2016. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2017 and December 31, 2016.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select European markets. At September 30, 2017 and December 31, 2016, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three months ended September 30, 2017 and 2016, there was one and no customers, respectively, that represented 10% or more of revenues. For the nine months ended September 30, 2017 and 2016, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

3.                                      Service revenue: Service revenue is recognized ratably over the term of the service period. To date, service revenue has been insignificant.

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

Amount

Balance at December 31, 2016	$509
Warranty provision	193
Usage/Release	(306)
Balance at September 30, 2017	$396

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net loss per share, there were no common stock shares subject to repurchase excluded from the calculations as of September 30, 2017 and 2016. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,443)	$(12,969)	$(38,582)	$(42,631)
Weighted average common stock outstanding	24,276	17,694	24,005	14,378
Net loss per share, basic and diluted	$(0.43)	$(0.73)	$(1.61)	$(2.97)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	September 30,
	2017	2016
Common stock options	3,683,323	3,692,512
Unvested restricted stock units	324,934	235,307
Common stock warrants	2,152,117	2,152,117
	6,160,374	6,079,936

Comprehensive Loss

For the three and nine months ended September 30, 2017 and 2016, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended September 30, 2017 and 2016, 95% and 96% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer. For the nine months ended September 30, 2017 and 2016, 96% and 96% of the Company’s revenues were in the United States, respectively, based on the shipping location of the external customer.

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

Recent Accounting Pronouncements

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company has preliminarily decided to adopt this accounting standard in the first quarter of fiscal year 2018 using the modified retrospective approach, with the cumulative effect being recorded within accumulated deficit on January 1, 2018; however, the final determination will depend on a number of factors including finalizing our assessment of the impact to the Company’s financial results as well as assessing the impacts of any additional disclosure requirements. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the transfer of goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company has not completed its assessment of the adoption on its financial statements as well as on its business processes, controls and systems. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented. As the Company completes its evaluation of this new standard, new information may arise that could change its current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust its assessment and implementation plans accordingly.

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

As of September 30, 2017 and December 31, 2016, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of September 30, 2017 and December 31, 2016, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2017 and 2016.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$634	$5,706
Work-in-process	434	—
Finished products	3,978	2,756
Total inventories	$5,046	$8,462

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

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing requires the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any PIK is payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended, include a covenant that the Company maintain a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve minimum revenue of $7,000,000 in 2015 and $18,000,000 in 2016, and must achieve minimum revenue of $40,000,000 in 2017, $50,000,000 in 2018, $60,000,000 in 2019 and $70,000,000 in 2020 and in each year thereafter, as applicable. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change. Currently the Company is in compliance with all applicable covenants, however, the Company believes it will be unsuccessful in meeting the covenant regarding the minimum revenue threshold for 2017 and plans to seek to renegotiate this covenant before the end of the year. The Company can provide no assurance that it will be successful in renegotiating this covenant. As of September 30, 2017, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2017	$—
2018	—
2019	10,000
2020	20,000
2021	10,000
40,000
Add: Accretion of closing fees	768
Add: PIK	3,090
43,858
Less: Amount representing debt financing costs	(746)
Borrowings, net of current portion	$43,112

Contemporaneously with the execution of the Loan Agreement, the Company entered into a Securities Purchase Agreement (the “CRG Purchase Agreement”) with CRG which allowed it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 348,262 shares of common stock on September 22, 2015 at a price of $14.357 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $13.97 yielding a $0.387 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the CRG Purchase Agreement based on the relative fair values of each security. The portion of the premium allocated to the borrowings is being amortized over the term of the Loan Agreement. Pursuant to the CRG Purchase Agreement, the Company filed a shelf registration statement covering, among other things, the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and CRG Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2017, the balance of the aggregate debt discount was $746,000.

As noted in Note 1 to these financial statements, due to substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at September 30, 2017 and December 31, 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

PDL BioPharma

On April 18, 2013, the Company entered into a Credit Agreement (the “PDL Agreement”) with PDL BioPharma, Inc. (“PDL”) whereby PDL agreed to loan the Company up to $40,000,000. Contemporaneously with the execution of the PDL Agreement the Company borrowed an initial $20,000,000 (“Term Note”).

In September 2015, in connection with the consummation of the Loan Agreement with CRG, the Company repaid all amounts outstanding under the PDL Agreement.

Under the PDL Agreement, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the PDL Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interest obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, is used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $722,000 and $1,463,000, representing the net present value of the future minimum royalty obligation as of September 30, 2017 and December 31, 2016, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities as of September 30, 2017 and was included within accrued expenses and other current liabilities and within other long-term liabilities as of December 31, 2016, on the balance sheet. Prior to the repayment of the Term Note, the Assigned Interests liability was included within borrowings and borrowings, net of current portion, on the balance sheet.

Additionally, until there are no further obligations to periodically pay PDL a percentage of its net revenue in April 2018, the Company must comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company is in compliance with the covenants under the PDL Agreement.

6. Capital Leases

Capital lease obligations consist of leased office equipment. As of September 30, 2017 and December 31, 2016, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $20,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of September 30, 2017, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2017	$6
2018	13
2019	1
Total minimum payments	20
Less: Amount representing future interest	—
Present value of minimum lease payments	$20

7. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. To date, deferred rent has been insignificant. In March 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $506,000 and $259,000 for the three months ended September 30, 2017 and 2016, and $1,519,000 and $757,000 for the nine months ended September 30, 2017 and 2016, respectively.

Aggregate future minimum lease payments as of September 30, 2017, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2017	$507
2018	2,033
2019	1,915
Total minimum lease payments	$4,455

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling $1,688,000 and $3,542,000 as of September 30, 2017 and December 31, 2016, respectively.

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

Between May 22, 2017 and May 25, 2017, three purported class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo (“State Court”), against the Company, certain of its officers and directors and the underwriters of the Company’s January 2015 IPO. The actions were captioned Grotewiel v. Avinger, Inc., et al., No. 17-CIV-02240, Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, and Olberding v. Avinger, Inc., et al., No. 17-CIV-02307. These lawsuits allege that the registration statement for the Company’s IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs seek to represent a class of purchasers of our common stock in and/or traceable to our IPO. Plaintiffs seek, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees. On June 12, 2017, defendants removed these actions to the United States District Court for the Northern District of California (“Federal Court”), where they were captioned Grotewiel v. Avinger, Inc., No. 17-cv-03400, Gonzalez v. Avinger, Inc., No. 17-cv-03401, and Olberding v. Avinger, Inc., No. 17-cv-03398, and where the actions were related and assigned to the same judge.

On October 11, 2017, the Federal Court appointed a lead plaintiff and approved the selection of a lead counsel in the Grotewiel action (“Federal Action”). An amended complaint in the Federal Action is due on November 21, 2017. On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted the motions to remand the Olberding and Gonzalez actions to the State Court.  On August 9, 2017, the State Court consolidated the Olberding and Grotewiel actions under the caption Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284 (“State Action”). On September 22, 2017, an amended complaint was filed in the State Action. On October 31, 2017, the parties in the State Action stipulated to a stay of proceedings until judgment is entered in the Federal Action. On November 2, 2017, pursuant to stipulation of the parties, the State Court entered an order staying proceedings in the State Action until judgment is entered in the Federal Action.

The Company and its directors believes that the foregoing lawsuits are entirely without merit and intend to vigorously defend against the actions.

8. Stockholders’ Equity (Deficit)

Preferred Stock

As of September 30, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

As of September 30, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 31,539,117 shares were issued and outstanding.

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

As of September 30, 2017 and December 31, 2016, warrants to purchase an aggregate of 2,152,117 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (“2009 Plan” and together with the 2015 Plan, the “Plans”) which was terminated immediately prior to consummation of the Company’s IPO. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 1,320,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 1,690,000 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the 2015 Plan was increased by 1,188,801 shares of common stock. As of September 30, 2017, 2,248,543 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2016	3,708,011	$7.86	$5
Options granted	1,087,251	$1.93
Options exercised	—	$—
Options cancelled	(1,111,939)	$6.81
Balance at September 30, 2017	3,683,323	$6.42	$—

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2017 was $1.04 per share. As of September 30, 2017, the aggregate intrinsic value of options outstanding and vested was zero. There were no options exercised during the nine months ended September 30, 2017. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017 and at December 31, 2016, there were 2,030,623 and 1,630,917 shares, respectively, vested with a weighted-average exercise price of $7.48 and $7.40 per share, respectively, and a weighted average contractual life of 7.17 and 7.63 years, respectively.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity for the nine months ended September 30, 2017 is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2016	214,176	$14.88	3.09	$792
Awarded	313,665	$2.05
Released	(38,125)	$12.98
Forfeited	(164,782)	$7.39
Awards outstanding at September 30, 2017	324,934	$6.51	3.07	$124

As of September 30, 2017, $1,669,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.58 years. The Company used the closing market price of $0.38 per share at September 30, 2017, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 500,000 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 493,000 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the ESPP was increased by 356,640 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of September 30, 2017, approximately 801,138 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $15,000 and $94,000 in stock-based compensation expense related to the ESPP for the three months ended September 30, 2017 and 2016, and $105,000 and $311,000 for the nine months ended September 30, 2017 and 2016, respectively.

9. Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, RSUs and shares issued under the ESPP, based on the grant-date estimated fair value. The Company estimates the fair value of stock options and shares issued under the ESPP on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the Company’s common stock, and the volatility over the expected term of the awards.The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	5.6	6.1	5.9	6.0
Expected volatility	63.6%	51.7%	57.2%	49.3%
Risk-free interest rate	1.8%	1.2%	2.2%	1.4%
Dividend rate	—	—	—	—

As of September 30, 2017 and December 31, 2016, the total unamortized compensation expense related to stock option awards granted to employees and directors was $6,465,000 and $12,312,000, which is expected to be amortized over the next 1.1 and 2.3 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (years)	0.5	0.5	0.5	0.5
Expected volatility	117.1%	85.5%	109.2%	72.1%
Risk-free interest rate	9.40%	0.49%	7.80%	0.41%
Dividend rate	—	—	—	—

Total stock-based compensation expense related to stock-based awards recognized during the three and nine months ended September 30, 2017 and 2016, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$72	$165	$328	$403
Research and development expenses	509	647	1,550	1,990
Selling, general and administrative expenses	739	900	2,319	2,908
	$1,320	$1,712	$4,197	$5,301

10. Restructuring Charges and Expenses

In April 2017, the Company undertook an organizational realignment which included a reduction in force, lowering its total headcount by approximately 33% compared to December 31, 2016, in order to conserve resources. Accordingly, the Company recorded a restructuring charge of approximately $519,000, relating to severance related costs at that time. As of September 30, 2017, $493,000 of the total severance related costs related to the termination of 44 employees had been paid. The Company expects the remaining $26,000 in severance costs to be paid by December 31, 2017.

In September 2017, the Company effected a cost reduction plan, which included a company-wide reduction in force, lowering its total headcount by 24 employees. Accordingly, the Company recorded a restructuring charge of approximately $416,000, relating to severance related costs at that time. As of September 30, 2017, $55,000 of the total severance related costs related to the termination of 24 employees had been paid. The Company expects the remaining $361,000 in severance costs to be paid by December 31, 2017.

11. Subsequent Events

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities. The sublease agreement is estimated to commence on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee will pay a base rent of $3.25 per rentable square foot, for a total of $79,950 per month, increasing to $3.35 per rentable square foot, for a total of $82,410 per month as of December 1, 2018. In addition to the base rent, the sublessee will pay the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

On November 3, 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated to purchase, at the Company’s request, up to $15,000,000 of the Company’s common stock over a 30-month period, subject to certain limitations in the Purchase Agreement. As a fee for Lincoln Park’s commitment to purchase such shares, the Company issued 943,396 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Purchase Agreement, the Company filed a registration statement on Form S-1 on November 6, 2017 for up to 9,950,000 of such shares, which registration statement has not yet been declared effective by the SEC. To the extent more than 9,950,000 shares of the Company’s common stock are issued to Lincoln Park pursuant to the Purchase Agreement, the Company is obligated to file additional registration statements for the resale of such shares.

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

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. We also offer the Wildcat and Kittycat 2 catheters, which are used for crossing CTOs but do not contain on-board imaging technology.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION allows us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we have worked with 18 of the VISION sites to re-solicit consent from previous clinical trial patients in order for them to evaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites was completed in May 2017, and we released the final 12 and 24-month results for a total of 89 patients in July 2017. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations. During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a filing with the FDA to expand the indication for our Pantheris atherectomy device to include instent restenosis.

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

Prior to the introduction of our Lumivascular platform our non-imaging catheter products were manufactured by third parties. All of our products are now manufactured in-house at our facilities in Redwood City, California using components and sub-assemblies manufactured both in-house and by outside vendors. We assemble all of our products at our manufacturing facility, but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility will be sufficient through at least 2019.

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $8.0 million in the nine months ended September 30, 2017 and $14.5 million in the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, our net loss was $38.6 million and $42.6 million, respectively. We have not been profitable since inception, and as of September 30, 2017, our accumulated deficit was $291.2 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we were able to borrow up to $50.0 million on or before March 29, 2017, subject to certain terms and conditions. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016 under the Loan Agreement. Contingent on achievement of certain revenue milestones, among other conditions, we would have been eligible to borrow an additional $10.0 million, on or prior to March 29, 2017; however, we did not achieve the level of revenues required to borrow the final $10.0 million. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 348,262 shares of our common stock on September 22, 2015 at a price of $14.357 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock through the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $160,000 in commissions and fees to Cowen. During the three and nine months ended September 30, 2017, we sold 7,587,593 shares of common stock through the “at-the-market” program at an average price of $0.44 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, at this time we are unable to issue more shares through our “at-the-market” program. In addition, in August 2016 we completed a follow-on public offering of 9,857,800 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

On November 3, 2017, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15,000,000 of our common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement. As a fee for Lincoln Park’s commitment to purchase such shares, we issued 943,396 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Purchase Agreement, we filed a registration statement on Form S-1 on November 6, 2017 for up to 9,950,000 of such shares, which registration statement has not yet been declared effective by the SEC. To the extent more than 9,950,000 shares of our common stock are issued to Lincoln Park pursuant to the Purchase Agreement, we are obligated to file additional registration statements for the resale of such shares.

In April 2017, we undertook an organizational realignment which included a reduction in force, that lowered our total headcount by approximately 33% compared to December 31, 2016. The organizational realignment was designed to focus our commercial efforts on driving catheter utilization in our strongest markets, around our most productive sales professionals. Our field sales personnel headcount was reduced to 32, down from 60 as of December 31, 2016. This workforce reduction was designed to reduce operating expenses while continuing to support major product development and clinical initiatives. The strategic reduction in the field sales force was designed to maintain robust engagement with higher volume users of our Lumivascular technology and position us to increase utilization of our catheters within our installed base of accounts in 2018 following the launch of our next generation products. In September 2017, we effected a cost reduction plan, which also included a company-wide reduction in force, lowering our total headcount by an additional 24 employees. Our field sales personnel headcount was further reduced to a total of 20 people.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 14, 2017.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. We expect the continued product performance issues with the current version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017 to continue to adversely impact our revenues in the near term. However, we expect our revenues to increase in 2018 as we introduce new Lumivascular platform products including new versions of Pantheris. One and no single customer accounted for more than 10% of our revenues during the three months ended September 30, 2017 and 2016, respectively. No single customer accounted for more than 10% of our revenues during the nine months ended September 30, 2017 and 2016.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to remain decreased in the near term compared to recent prior quarters due to our reductions in force in April and September 2017.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consisted of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$2,071	$5,316	$8,021	$14,535
Cost of revenues	3,274	3,742	11,268	10,747
Gross profit	(1,203)	1,574	(3,247)	3,788
Gross margin	-58%	30%	-40%	26%
Operating expenses:
Research and development	2,322	3,591	9,342	11,505
Selling, general and administrative	4,928	9,414	20,435	31,036
Restructuring	416	—	935	—
Total operating expenses	7,666	13,005	30,712	42,541
Loss from operations	(8,869)	(11,431)	(33,959)	(38,753)

Interest income (expense), net	(1,574)	(1,526)	(4,632)	(3,871)
Other income (expense), net	—	(12)	9	(7)
Net loss and comprehensive loss	$(10,443)	$(12,969)	$(38,582)	$(42,631)

Comparison of Three Months Ended September 30, 2017 and 2016

Revenues.  Revenues decreased $3.2 million, or 61%, to $2.1 million during the three months ended September 30, 2017, compared to $5.3 million during the three months ended September 30, 2016. For the three months ended September 30, 2017, revenues related to sales of our disposable catheters decreased by 56% to $1.7 million while revenues related to our Lightbox imaging consoles decreased by 71% to $0.4 million. The decreased revenues in the three months ended September 30, 2017 reflect the impact of continued product performance issues with the current version of Pantheris and the reduced size of our field sales force, as well as a strategic decision we made at the beginning of the year to realign the focus of our sales force on driving the utilization at our current installed base rather than on building the installed base of Lightbox imaging consoles. The decrease in Lightbox imaging consoles revenue also relates to the increased flexibility in the Lightbox acquisition rental or placement programs being offered, which resulted in a lower portion of accounts acquiring Lightboxes through up-front purchases.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $0.4 million, or 13%, to $3.3 million during the three months ended September 30, 2017, compared to $3.7 million during the three months ended September 30, 2016. This decrease was primarily attributable to our decreased sales partially offset by a $1.6 million charge in the three months ended September 30, 2017 for excess and obsolescence predominantly related to our Lightbox and Pantheris inventories. Gross margin for the three months ended September 30, 2017 decreased to -58%, compared to 30% in the three months ended September 30, 2016. Gross margin was negatively impacted primarily by an increase of $1.4 million in the charge for inventory excess and obsolescence in the three months ended September 30, 2017 compared to the prior year period, partially offset by a decrease of $0.3 million in warranty expenses.

Research and Development Expenses.  R&D expenses decreased $1.3million, or 35%, to $2.3 million during the three months ended September 30, 2017, compared to $3.6 million during the three months ended September 30, 2016. This decrease was primarily due to a $0.9 million decrease in personnel-related expenses, a decrease of $0.2 million in product development materials and related costs, a decrease of $0.1 million in outside services and a decrease of $0.1 million relating to the allocation of facilities expense. Personnel-related expenses included stock-based compensation expense of $0.5 million compared to $0.6 million for the three months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses.  SG&A expenses decreased $4.5 million, or 48%, to $4.9 million during the three months ended September 30, 2017, compared to $9.4 million during the three months ended September 30, 2016. This decrease was primarily due to a $4.1 million decrease in personnel-related expenses, a decrease of $0.3 million in marketing costs, a decrease of $0.2 million in outside services, partially offset by an increase of $0.2 million relating to the allocation of facilities expense. Personnel-related expenses decreased due to a decrease in headcount and stock-based compensation expense as a result of our organizational realignment in April 2017. For the three months ended September 30, 2017, our marketing costs decreased as a result of our workforce reduction and efforts to reduce operating expenses. Personnel-related expenses included stock-based compensation expense of $0.7 million compared to $0.9 million for the three months ended September 30, 2017 and 2016, respectively.

Restructuring. In September 2017, we effected a cost reduction plan, which included a company-wide reduction in force, lowering our total headcount by 24 employees. We recorded a restructuring charge at that time of approximately $0.4 million, which consisted of severance related costs specific to the termination of 24 employees. As of September 30, 2017, $55,000 of the total severance related costs had been paid. We expect the remaining $0.4 million in severance costs to be paid by December 31, 2017.

Interest Income (Expense), Net.  Interest expense, net increased $0.1 million, or 3%, to an expense of $1.6 million during the three months ended September 30, 2017, compared to an expense of $1.5 million during the three months ended September 30, 2016.

Other Income (Expense), Net.  Other income, net was none during the three months ended September 30, 2017, compared to an expense of $12,000 during the three months ended September 30, 2016. Other income for the three months ended September 30, 2017 and 2016, was primarily attributable to the remeasurement of foreign exchange transactions.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenues.  Revenues decreased $6.5 million, or 45%, to $8.0 million during the nine months ended September 30, 2017, compared to $14.5 million during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, revenues related to sales of our disposable catheters decreased by 39% to $6.6 million while revenues related to our Lightbox imaging consoles decreased by 61% to $1.4 million. The decreased revenues in the nine months ended September 30, 2017 reflect the impact of continued product performance issues with the current version of Pantheris and the reduced size of our field sales force, as well as a strategic decision we made at the beginning of the year to realign the focus of our sales force on driving the utilization at our current installed base rather than on building the installed base of Lightbox imaging consoles. The decrease in Lightbox imaging consoles revenue also relates to the increased flexibility in the Lightbox acquisition rental or placement programs being offered, which resulted in a lower portion of accounts acquiring Lightboxes through up-front purchases.

Cost of Revenues and Gross Margin.  Cost of revenues increased $0.6 million, or 5%, to $11.3 million during the nine months ended September 30, 2017, compared to $10.7 million during the nine months ended September 30, 2016. This increase was primarily attributable to a $5.2 million charge in the nine months ended September 30, 2017 for excess and obsolescence predominantly related to our Lightbox and Pantheris inventories and a $1.5 million charge related to scrapped inventories, partially offset by our decreased sales. Gross margin for the nine months ended September 30, 2017 decreased to -40%, compared to 26% in the nine months ended September 30, 2016. Gross margin was negatively impacted primarily by an increase of $4.5 million in the charges for inventory excess and obsolescence and an increase of $0.8 million of scrapped inventories during the nine months ended September 30, 2017 compared to the prior year period, partially offset by a decrease of $0.6 million in warranty expenses.

Research and Development Expenses.  R&D expenses decreased $2.2 million, or 19%, to $9.3 million during the nine months ended September 30, 2017, compared to $11.5 million during the nine months ended September 30, 2016. This decrease was primarily due to a $1.4 million decrease in personnel-related expenses, a decrease of $0.6 million in product development materials and related costs, a decrease of $0.1 million in outside services and a decrease of $0.1 million relating to the allocation of facilities expense. Personnel-related expenses included stock-based compensation expense of $1.6 million compared to $2.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses.  SG&A expenses decreased $10.6 million, or 34%, to $20.4 million during the nine months ended September 30, 2017, compared to $31.0 million during the nine months ended September 30, 2016. This decrease was primarily due to a $9.1 million decrease in personnel-related expenses, a decrease of $2.0 million in marketing costs and a decrease of $0.1 million relating to depreciation, partially offset by an increase of $0.4 million relating to the allocation of facilities expense and an increase of $0.3 million in consulting, legal and professional fees. Personnel-related expenses decreased due to a decrease in headcount and stock-based compensation expense as a result of our organizational realignment in April 2017. Personnel-related expenses included stock-based compensation expense of $2.3 million compared to $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. Higher marketing costs for the nine months ended September 30, 2016 were associated with pre-commercial preparation expenses primarily relating to $1.1 million of Pantheris devices being designated as training and demonstration units for use by our sales and marketing personnel.

Restructuring. In April 2017, we undertook an organizational realignment to conserve resources which included a reduction in force that lowered our total headcount by approximately 33% compared to December 31, 2016. We recorded a restructuring charge at that time of approximately $0.5 million, which consisted of severance related costs specific to the termination of 44 employees. In September 2017, we effected a cost reduction plan, which included a company-wide reduction in force, lowering our total headcount by 24 employees. We recorded a restructuring charge at that time of approximately $0.4 million, which consisted of severance related costs specific to the termination of 24 employees. As of September 30, 2017, $0.5 million of the total severance related costs had been paid. We expect the remaining $0.4 million in severance costs to be paid by December 31, 2017.

Interest Income (Expense), Net.  Interest income (expense), net increased $0.7 million, or 20%, to an expense of $4.6 million during the nine months ended September 30, 2017, compared to an expense of $3.9 million during the nine months ended September 30, 2016. This increased expense was attributable to the additional $10.0 million borrowing on June 15, 2016 under our Loan Agreement with CRG. Other Income (Expense), Net.

Other income (expense), net increased to an income of $9,000 during the nine months ended September 30, 2017, compared to expense of $7,000 during the nine months ended September 30, 2016. Other income for the nine months ended September 30, 2017 and 2016, was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $10.2 million and an accumulated deficit of $291.2 million, compared to cash and cash equivalents of $36.1 million and an accumulated deficit of $252.4 million as of December 31, 2016. We currently believe our existing cash and cash equivalents, expected revenues and the and the potential net proceeds from the sale of our common stock to Lincoln Park pursuant to the Purchase Agreement, will be sufficient to meet our capital requirements and fund our operations until at least June 30, 2018. We will need to raise additional funds through future equity or debt financings within the next nine months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next nine months could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, our IPO and our follow-on public offering in August 2016. As previously disclosed, on April 20, May 24, and October 24, 2017 we received letters from the Listing Qualifications Department of The NASDAQ Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with applicable listing rules. In the event that we do not regain compliance with those rules and our stock is delisted by Nasdaq, our access to public capital markets would be impaired. For more information on this risk, see Part II, Item 1A “Risk Factors.”

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and borrowed by us. Of the remaining $20.0 million, we borrowed $10.0 million on June 15, 2016 and the availability of the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016, which were not achieved. As of September 30, 2017, we had $43.1 million outstanding under the Loan Agreement. For more information, see Part I, Item 2 “Contractual Obligations.”

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, that we achieve minimum revenue of $7.0 million in 2015 and $18.0 million in 2016, and that we achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We are currently in compliance with the covenants under the Loan Agreement, but if we default on any such covenants we will need, and may not be able to obtain, relief in the form of waivers or amendments to the applicable debt agreement. As of the date of this Quarterly Report on Form 10-Q we believe we will fail to meet the applicable minimum revenue threshold for 2017 and plan to seek to renegotiate this covenant before the end of the year but cannot provide any assurance that we will be successful in this renegotiation.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we issued and sold common stock with an aggregate value of approximately $8.7 million between the registration statement’s effectiveness on March 8, 2016 and September 2017. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock through the “at-the-market” program at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three and nine months ended September 30, 2017, we sold 7,587,593 shares of common stock through the “at-the-market” program at an average price of $0.44 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares through our “at-the-market” program at this time. In addition, in August 2016, we issued and sold 9,857,800 shares of our common stock in a follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 9,857,800 shares include the exercise in full by the underwriters of their option to purchase an additional 1,285,800 shares of our common stock.

On November 3, 2017, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement. As a fee for Lincoln Park’s commitment to purchase such shares, we issued 943,396 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Purchase Agreement, on November 6, 2017, we filed a registration statement on Form S-1 for up to 9,950,000 of such shares, which registration statement has not yet been declared effective by the SEC. To the extent more than 9,950,000 shares of our common stock are issued to Lincoln Park pursuant to the Purchase Agreement, we are obligated to file additional registration statements for the resale of such shares.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,299)	$(42,271)
Investing activities	(41)	(868)
Financing activities	3,414	43,361
Net increase (decrease) in cash and cash equivalents	$(25,926)	$222

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $29.3 million, consisting primarily of a net loss of $38.6 million and an increase in net operating assets of $3.2 million, offset by non-cash charges of $12.5 million. The increase in net operating assets was due to an increase in inventories, prepaid expenses and other current assets. The decreases in accounts payable, accrued compensation and accrued expenses and other current liabilities, was due to our workforce reductions in April and September 2017 and efforts to reduce operating expenses, decreases in other liabilities related to the repayment of assigned interest to PDL, partially offset by a decrease in accounts receivable. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2017 was $41,000 consisting of purchases of property and equipment of $45,000, partially offset by proceeds of $4,000 from the sale of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2016 was $0.9 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2017 of $3.4 million primarily relates to net proceeds of $3.2 million from the issuance of common stock under the Sales Agreement with Cowen and $0.2 million proceeds from purchases under our employee stock purchase plan.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements and we currently do not use any structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, our ongoing royalty obligations with PDL, our Loan Agreement with CRG and non-cancellable purchase commitments.

On October 19, 2017, we entered into an agreement to sublease one of our facilities. The sublease is estimated to commence on approximately December 1, 2017, and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee will pay a base rent of $3.25 per rentable square foot, or a total of $79,950 per month, increasing to $3.35 per rentable square foot, or a total of $82,410 per month as of December 1, 2018. In addition to the base rent, the sublessee will pay for the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

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

Credit Risk

As of September 30, 2017 and December 31, 2016, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of September 30, 2017 and December 31, 2016.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 11, 2017, the Federal Court appointed a lead plaintiff and approved the selection of a lead counsel in the Grotewiel action (“Federal Action”). An amended complaint in the Federal Action is due on November 21, 2017. On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted the motions to remand the Olberding and Gonzalez actions to the State Court. On August 9, 2017, the State Court consolidated the Olberding and Grotewiel actions under the caption Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284 (“State Action”). On September 22, 2017, an amended complaint was filed in the State Action. On October 31, 2017, the parties in the State Action stipulated to a stay of proceedings until judgment is entered in the Federal Action. On November 2, 2017, pursuant to stipulation of the parties, the State Court entered an order staying proceedings in the State Action until judgment is entered in the Federal Action.

We and our directors believe that the foregoing lawsuits are entirely without merit and intend to vigorously defend against the actions.

ITEM 1A.                                       RISK FACTORS

Investing in our common stock involves a high degree of risk. We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition and results of operations. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes. Please also see “Special Note Regarding Forward-Looking Statements.”

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

•                  our ability to attract new customers and increase the amount of business we generate from existing customers;

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

•                  the ability of our remaining sales and marketing personnel to maintain and increase our revenues after the April organizational realignment and September 2017 cost reduction plan;

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $38.6 million for the nine months ended September 30, 2017, $56.1 million in 2016, $47.3 million in 2015 and $32.0 million in 2014. As of September 30, 2017, we had an accumulated deficit of approximately $291.2 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that the net proceeds from the sale of our common stock to Lincoln Park pursuant to the Purchase Agreement, together with our cash and cash equivalents at September 30, 2017 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations until at least June 30, 2018. Even after the issuance and sale of up to $15 million in our common stock under the Purchase Agreement, we will need to raise additional funds through future equity or debt financings within the next nine months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next nine months could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offering. On November 3, 2017, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of the Company’s common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-

market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

We have a significant amount of debt, which may adversely affect our ability to operate our business and our financial position and our ability to secure additional financing in the future.

As of September 30, 2017, we had $43.1 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG. Our significant amount of debt may:

•                  make it more difficult for us to satisfy our obligations with respect to the Loan Agreement;

•                  increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  restrict us from exploiting business opportunities;

•                  make it more difficult to satisfy our financial obligations, including payments on the Loan Agreement

•                  place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•                  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

The existence of a substantial amount of debt may make it difficult for us to run our business effectively or raise the capital we need to continue our operations.

Covenants under the Loan Agreement will restrict our business in many ways.

The Loan Agreement contains various covenants that limit, subject to certain exceptions, our ability to, among other things:

•                  incur or assume liens;

•                  incur additional debt or provide guarantees in respect of obligations of other persons;

•                  issue redeemable stock and preferred stock;

•                  pay dividends or make distributions on capital stock, repurchase, redeem or make payments on capital stock or repay, repurchase, redeem, retire, defease, acquire or cancel debt prior to the stated maturity thereof;

•                  make loans, investments or acquisitions;

•                  create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us or to guarantee our debt, limit our or any of our subsidiaries ability to create liens, or make or pay intercompany loans or advances;

•                  enter into certain transactions with affiliates;

•                  sell, transfer, license, lease or dispose of our or our subsidiaries’ assets, including the capital stock of our subsidiaries; and

•                  dissolve, liquidate, consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to, another person.

In particular, the covenants of the Loan Agreement, as amended, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $18.0 million in 2016, and will have to achieve minimum revenue of $40.0 million in 2017, $50.0 million in 2018, $60.0 million in 2019 and $70.0 million in 2020 and in each year thereafter, as applicable. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. As of the date of this Quarterly Report on Form 10-Q, we believe we will fail to meet the applicable minimum revenue threshold for 2017 and plan to seek to renegotiate this covenant before the end of the year but can provide no assurance that we will be successful in renegotiating this covenant or any other covenants.

The covenants contained in the Loan Agreement could adversely affect our ability to:

•                  finance our operations;

•                  make needed capital expenditures;

•                  make strategic acquisitions or investments or enter into alliances;

•                  withstand a future downturn in our business or the economy in general;

•                  refinance our outstanding indebtedness prior to maturity;

•                  engage in business activities, including future opportunities, that may be in our interest; and

•                  plan for or react to market conditions or otherwise execute our business strategies.

We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remain in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. In addition, potential sources of equity financing may decline to invest in our company given the amount of debt and the rights that debt holders have to get paid before equity holders. The amount of debt could therefore affect our ability to finance our company and prevent us from obtaining necessary operating capital as a result.

Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business, predict our future prospects, assess the long-term performance of our products, and forecast our financial performance.

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. We received 510(k) clearance from the FDA, for commercialization of Pantheris in October 2015, an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select international markets promptly thereafter. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations.  Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have addressed certain of these concerns and plan to make additional product changes and improvements as a result of this feedback. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. Our revenue has been and continues to be adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of physicians our revenue may decline further or fail to increase.

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

Our ability to successfully market Pantheris will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure you that demand for Pantheris and our other Lumivascular platform products will continue to grow and our products may not significantly penetrate current or new markets. Market demand for Pantheris and physician adoption of this product also may be negatively impacted by product performance issues that we have experienced and the need to replace certain products in accordance with our warranty policy. Sales of Pantheris and our other Lumivascular platform products may decline as a result of the reduced sales and marketing personnel headcount after our organizational realignment in April 2017 and the implementation of our cost reduction plan in September 2017. In some cases utilization of our products has been less than we anticipated historically. If demand for Pantheris and our other Lumivascular platform products does not increase and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize Pantheris, would harm our business, financial condition and results of operations.

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

In addition, in April 2017, we undertook an organizational realignment, which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016, and reducing our field sales personnel by nearly 50%. In September 2017, we effected a cost reduction plan, which also included a company-wide reduction in force, lowering our total headcount by 24 employees. Our field sales personnel headcount was reduced to 20, compared to 60 as of December 31, 2016. Other employees may leave voluntarily as a result of the reduction in force that we implemented. Given the significant reduction in our sales force, there can be no assurance that our remaining field sales personnel will be adequate to successfully commercialize our products. Further reductions in sales staff may have additional adverse impacts on our business.

If our revenue does not improve, or if our cost of revenue and/or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin decreased to -58% and -40% for the three and nine months ended September 30, 2017, respectively, compared to 30% and 26% for the three and nine months ended September 30, 2016, respectively. Gross margin for the three and nine months ended September 30, 2017 was negatively impacted primarily by an increase of $1.4 million and $4.5 million in charges predominantly related to excess and obsolete Lightbox and Pantheris inventories, respectively.

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

Our products compete with a variety of products and devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon markets include Abbott Laboratories, Boston Scientific, Cardinal Health, Cook Medical, CR Bard and Medtronic. Competitors in the atherectomy market include Boston Scientific, Cardiovascular Systems, Medtronic and Philips. Some competitors have previously attempted to combine intravascular imaging with atherectomy and may have current programs underway to do so. These and other companies may attempt to incorporate on-board visualization into their products in the future and may remain competitive with us in marketing traditional technologies. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our products. Many of our competitors have significantly greater financial and other resources than we do and have well-established reputations, as well as broader product offerings and worldwide distribution channels that are significantly larger and more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $219.1 million and $161.8 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2017 for state purposes. Generally, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” The sale of our common stock to Lincoln Park pursuant to the Purchase Agreement may affect our ability to use NOLs. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability.

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

To date, our technology and product development efforts have been organic, and we have no experience in acquiring other businesses. In any acquisition, we may not be able to successfully integrate acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2017, we held 15 issued U.S. patents and had 21 U.S. utility patent applications and 7 PCT applications pending. As of September 30, 2017, we also had 25 issued patents outside of the United States. As of September 30, 2017, we had 40 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business. We use certain open source software in Lightbox. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering Lightbox unless and until we can re- engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

Our stock price has decreased significantly over the course of the past year and we are currently defending against a purported securities class action lawsuit. For more information, see Part II, Item 1, “Legal Proceedings.” Securities litigation, regardless of the outcome, can ultimately result in substantial costs and divert our management’s attention and resources from our business. This litigation could have a material adverse effect on our business, results of operations, financial condition, reputation and cash flows as well as on the market price of our common stock. In addition, as a result of the decrease in our stock price, the options held by our employees are less valuable which make it more likely that certain of our employees may leave our company. The loss of key employees could have an adverse effect on our business.

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, through which we issued and sold approximately 8.7 million shares of common stock having an aggregate offering value of approximately $8.7 million between the registration statement’s effectiveness on March 8, 2016 and September 2017. In addition, in August 2016, we issued and sold 9,857,800 shares of our common stock in our follow-on public offering at a public offering price of $3.50 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Registration Statement. During the year ended December 31, 2016, we sold 1,095,378 shares of common stock under our “at-the-market” program with Cowen at an average price of $4.87 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three months ended September 30, 2017, we sold 7,587,593 shares of common stock through the “at-the-market” program at an average price of $0.44 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares in our “at-the-market” program at this time. In addition, pursuant to our Securities Purchase Agreement with CRG, the Registration Statement also registers for resale 348,262 shares of common stock held by CRG, which may be sold freely in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under the Registration Statement will result in dilution of our stockholders and could cause our stock price to fall.

Our directors and employees may sell our stock through 10b5-1 trading plans or in the market during open windows under our insider trading policy without such plans in place.  Sales of our common stock by our directors and employees could be perceived negatively by investors or cause downward pressure on our common stock and cause a reduction in the price of our common stock as a result. We have also registered shares of our common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and their affiliates have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of October 15, 2017, our directors, officers and their affiliates collectively beneficially own approximately 12.3% of our outstanding common stock, assuming the exercise of all options and warrants held by such persons. As a result, these stockholders, if they act together, would be able to exert significant influence over the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.

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

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. On April 20, 2017 we received a letter from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) as the market value of the Company’s listed securities, or MVLS, was below the minimum $50 million for the previous 30 consecutive business days. This letter also informed us that we were not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), as we did not have total assets and total revenue of at least $50 million each for the most recently completed fiscal year. We did not regain compliance with these rules in the 180-day period ended October 17, 2017, and, on October 24, 2017, we received another letter from Nasdaq indicating that, based upon non-compliance with the MVLS requirement, our securities would be subject to delisting from Nasdaq unless we timely request a hearing before a Nasdaq Hearings Panel, or the Panel. We requested a hearing before the Panel and were granted a hearing date in January 2018. At the hearing we will present its plan to evidence compliance with all applicable requirements for continued listing on Nasdaq. We are considering a number of options in its efforts to regain compliance with the Nasdaq listing criteria, including raising additional equity capital and the implementation of a reverse stock split. Our request for a hearing will stay any delisting action by Nasdaq at least pending the ultimate outcome of the hearing and any extension granted by the Panel. In the interim, our securities will continue to trade on The NASDAQ Global Market. To regain compliance, the MVLS of our common stock must reach at least $50 million for a minimum of 10 consecutive business days.

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

We are diligently working to evidence compliance with all applicable Nasdaq listing criteria; however, there can be no assurance that the Panel will grant our request for continued listing on Nasdaq or that we will be able to satisfy the applicable requirements within the timeframe that may be provided by the Panel. If we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the applicable compliance periods, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. Such a delisting could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum market value of listed securities and minimum closing bid price requirements or prevent future non-compliance with Nasdaq’s listing requirements.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the three months ended September 30, 2017.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1(1)	Purchase Agreement by and between the Company and Lincoln Park Capital Fund, LLC, dated November 3, 2017.

10.2(2)	Registration Rights Agreement by and between the Company and Lincoln Park Capital Fund, LLC, dated November 3, 2017.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                                     Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017.

(2)                                     Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2017.

*                                         The certifications filed as Exhibits 32.1 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: November 14, 2017	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer
(Principal Financial and Accounting Officer)