Form 10-K
period 2017-12-31
Avinger Inc
filed 2018-03-30
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

(650) 241-7900

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017 as reported by the Nasdaq Global Market on such date, was approximately $10.7 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 28, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 4,384,224.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference to the definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•                  the outcome of and expectations regarding our clinical studies, including our INSIGHT trial and plans to conduct further clinical studies;

•                  our plans to modify our current products, or develop new products, to address additional indications;

•                  our ability to obtain additional financing through future equity or debt financings;

•                  the expected timing of 510(k) clearances by FDA, for enhanced versions of Pantheris;

•                  the expected timing of 510(k) submission to FDA, and associated marketing clearances by FDA, for additional versions of Pantheris designed for use in smaller vessels;

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

Current treatments for PAD, including bypass surgery, can be costly and may result in complications, high levels of post-surgery pain and lengthy hospital stays and recovery times. Minimally invasive, or endovascular, treatments for PAD include stenting, angioplasty, and atherectomy, which is the use of a catheter-based device for the removal of plaque. These treatments all have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease, also known as restenosis. We believe one of the main contributing factors to high restenosis rates for PAD patients treated with endovascular technologies is the amount of vascular injury that occurs during an intervention. Specifically, these treatments often disrupt the membrane between the outermost layers of the artery, which is referred to as the external elastic lamina, or EEL.

Our Lumivascular platform is the only technology that offers real-time visualization of the inside of the artery during PAD treatment through the use of optical coherence tomography, or OCT, a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding damage to healthy portions of the artery.

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

We are developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris (Pantheris 6F), that we believe represent significant improvements over our existing product. Pantheris 3.0 includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe will improve usability and reliability, while Pantheris 6F has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels, including below-the-knee applications. We filed a 510(k) submission for Pantheris 3.0 in December 2017, and we plan to file a 510(k) submission for Pantheris 6F in mid-2018.  We received CE Marking for Pantheris 3.0 in December 2017, and we intend to obtain a CE Mark for Pantheris 6F by mid-2018.

We have assembled a team with extensive medical device development and commercialization capabilities. In addition to the commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $9.9 million in 2017 and $19.2 million in 2016.  We had operating losses of $42.6 million in 2017 and $50.7 million in 2016. Our total assets as of fiscal year end were $15.1 million in 2017 and $53.6 million in 2016. We operate our business as a single reportable segment. See Note 2 to our financial statements, included with this report, for more information on operating and geographical segments.

Our Products

Our current products include our Lightbox imaging console and our various catheters used in PAD treatment. All of our revenues are currently derived from sales of our Lightbox imaging console and our various PAD catheters and related services in the United States and select international markets. Each of our current products is, and our future products will be, designed to address significant unmet clinical needs in the treatment of vascular disease.

LUMIVASCULAR PRODUCTS

Name	Clinical Indications	Size (Length, Diameter)	Regulatory Status	Original Date
NEXT GENERATION PRODUCTS
Pantheris 3.0	Atherectomy	135 cm, 6 French (F)	FDA 510(k) submitted CE Mark	December 2017 December 2017
Pantheris 6F	Atherectomy	N/A	FDA 510(k) planned CE Mark planned	Mid-2018 Mid-2018
PRODUCTS
Lightbox(1)	OCT Imaging	N/A	FDA Cleared CE Mark	November 2012 September 2011
Pantheris 8F	Atherectomy	110 cm, 8F	FDA Cleared CE Mark	October 2015 June 2015
Pantheris 7F	Atherectomy	110 cm, 7F	FDA Cleared CE Mark	March 2016 June 2015
Ocelot(2)	CTO Crossing	110 cm, 6F	FDA Cleared CE Mark	November 2012 September 2011
Ocelot MVRX(2)	CTO Crossing	110 cm, 6F	FDA Ceared	December 2012
Ocelot PIXL(2)	CTO Crossing	135/150 cm, 5F	FDA Cleared CE Mark	December 2012 October 2012

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

NON-IMAGING PRODUCTS

Name	Indication	Size (Length, Diameter)	Regulatory Status	Original Date
Wildcat(1)	Guidewire Support CTO Crossing	110 cm, 6F 110 cm, 6F	FDA Cleared FDA Cleared CE Mark	February 2009(3) August 2011 May 2011
Kittycat 2(2)	CTO Crossing	150 cm, 5F	FDA Cleared CE Mark	October 2011 September 2011

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

Lightbox displays a cross-sectional view of the vessel, which provides physicians with detailed information about the orientation of the catheter and the surrounding artery and plaque. Layered structures represent relatively healthy portions of the artery and non-layered structures represent the plaque that is blocking blood flow in the artery. Navigational markers allow the physician to orient the catheter toward the treatment area, helping to avoid damage to the healthy arterial structures during a procedure. Lightbox received FDA 510(k) clearance in November 2012 and CE Mark in Europe in September 2011.

Pantheris

We believe Pantheris is the first atherectomy catheter to incorporate real-time OCT intravascular imaging. Pantheris may be used alone or following a CTO crossing procedure using Ocelot or other products. Pantheris is a single-use product and provides physicians with the ability to see a cross-sectional view of the artery throughout the procedure. The device restores blood flow by shaving thin strips of plaque using a high-speed directional cutting mechanism that enables physicians to specifically target the portion of the artery where the plaque resides while minimizing disruption to healthy arterial structures. The excised plaque is deposited in the nosecone of the device and removed from the artery within the device.

In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made modifications to Pantheris after the completion of the VISION trial and commenced sales in the United States and select international markets following receipt of FDA approval for this modified version of Pantheris in March 2016. We first received CE Mark for Pantheris in June 2015.

We are developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and Pantheris 6F, that we believe represent significant improvements over our existing product. Pantheris 3.0 includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe will improve usability and reliability, while the Pantheris 6F has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels and below-the-knee applications. We filed a 510(k) submission for Pantheris 3.0 in December 2017, and we plan to file a 510(k) submission for Pantheris 6F in mid-2018.  We received CE Mark for Pantheris 3.0 in December 2017, and we intend to obtain a CE Mark for Pantheris 6F by mid-2018.

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

We also offer Ocelot PIXL, a lower profile CTO crossing device for below-the-knee arteries and Ocelot MVRX, which offers a different tip design for peripheral arteries above the knee. We received CE Mark for Ocelot PIXL in October 2012 and received FDA 510(k) clearance in December 2012. We received FDA 510(k) clearance for Ocelot MVRX in December 2012.

Other Products

Our first-generation CTO crossing catheters, Wildcat and Kittycat 2, employ a proprietary design that uses a rotational spinning technique, allowing the physician to switch between passive and active modes when navigating across a CTO. Once across the CTO, Wildcat and Kittycat 2 allow for placement of a guidewire and removal of the catheter while leaving the wire in place for additional therapies. Both products require the use of fluoroscopy rather than our Lumivascular platform for imaging. Wildcat was our first commercial product and has received both FDA 510(k) clearance in the United States and CE Mark in Europe for crossing peripheral artery CTOs. Kittycat 2 has FDA 510(k) clearance in the United States and CE Mark clearance in Europe for the treatment of peripheral artery CTOs.

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

VISION (Pantheris)

VISION was our pivotal, non-randomized, prospective, single-arm trial to evaluate the safety and effectiveness of Pantheris across 20 sites within the United States and Europe. The objective of the clinical trial was to demonstrate that Pantheris can be used to effectively remove plaque from diseased lower extremity arteries while using on-board visualization as an adjunct to fluoroscopy. Two groups of patients were treated in VISION: (1) optional roll-ins, which are typically the first two procedures at a site, and (2) the primary cohort, which are the analyzable group of patients. The data for these two groups were reported separately in our 510(k) submission to the FDA. Based on final enrollment, the primary cohort included 130 patients. In March 2015, we completed enrollment of patients in the VISION clinical trial and we submitted for 510(k) clearance from the FDA in August 2015. In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We have made modifications to Pantheris subsequent to the completion of VISION and received 510(k) clearance on the enhanced version of Pantheris in March 2016.

VISION’s primary efficacy endpoint required that at least 87% of lesions treated by physicians using Pantheris have a residual stenosis of less than 50%, as verified by an independent core laboratory. The primary safety endpoint required that less than 43% of patients experience an MAE through six-month follow-up as adjudicated by an independent Clinical Events Committee, or CEC. MAEs as defined in VISION included cardiovascular-related death, unplanned major index limb amputation, clinically driven target lesion revascularization, or TLR, heart attack, clinically significant perforation, dissection, embolus, and pseudoaneurysm. Results from the VISION trial demonstrated that Pantheris surpassed its primary efficacy and safety endpoints; residual restenosis of less than 50% was achieved in 96.3% of lesions treated in the primary cohort, while MAEs were experienced in 17.6% of patients.

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

Although the original VISION study protocol was not designed to follow patients beyond six months, in 2016 we began working with 18 of the VISION sites to re-consent patients in order for them to be evaluated for patient outcomes through 12 and 24 months following initial treatment. Data collection for patients from participating sites was completed in May 2017, and we released the final 12- and 24-month results for a total of 73 patients and 89 lesions in July 2017. The key metrics reported for this group were freedom from target lesion revascularization, or TLR, at 12 months and 24 months, which were 82% and 74% by patient and 83% and 76% by lesion, respectively, based on Kaplan-Meier curve assessments.

INSIGHT (Pantheris)

INSIGHT is a prospective, global, single-arm, multi-center study to evaluate the safety and effectiveness of Pantheris for treating in-stent restenosis in lower extremity arteries. In-stent restenosis occurs when a blocked artery previously treated with a stent becomes narrowed again, thereby reducing blood flow. Physicians often face challenges when treating in-stent restenosis both in terms of safety and efficacy. From a safety standpoint, limitations in imaging techniques, such X-ray fluoroscopy, and the inability to control the directionality of other atherectomy devices create concerns with impacting the integrity of the stent during the procedure. In terms of efficacy, current therapies for in-stent restenosis, such as balloon angioplasty, have high rates of recurrent narrowing within stents.

The INSIGHT trial allows for up to 140 patients to be treated at up to 20 sites in the United States and Europe. Patient enrollment began in October 2017 and is expected to continue through 2018. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the trial is fully enrolled and follow-up data through six months are available and analyzed.

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

Our sales team currently consists of a Vice President, Regional Directors and Territory Sales Managers, Clinical Specialists, and one Director of International Sales. Territory Sales managers are responsible for all product sales, which include disposable catheters and sale and service of our Lightbox console, while Clinical Specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by our marketing team, which focuses primarily on clinical training and education, marketing communications and product management. We have partnered with a third party field service firm for the installation, service and maintenance of our Lightbox consoles.

As of December 31, 2017, we had 23 employees focused on sales and marketing. Our sales, general and administrative expenses for the years ended December 31, 2017 and 2016 were $25.1 million and $40.0 million, respectively. No single customer accounted for more than 10% of our revenues during 2017 or 2016.

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

Our products compete with a variety of products or devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon market segments include Abbott Laboratories, Becton Dickinson, Boston Scientific, Cardinal Health, Cook Medical, Medtronic and Philips. Competitors in the atherectomy market include Boston Scientific, Cardiovascular Systems, Medtronic and Philips. Some competitors have attempted to combine intravascular imaging with atherectomy and although we are not aware of any active initiatives in this area, these and other companies may attempt to incorporate on-board visualization into their products in the future or may have ongoing programs of which we are not aware. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our solution.

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

As of December 31, 2017, we held 18 issued and allowed U.S. patents and had 24 U.S. utility patent applications and 6 PCT applications pending. As of December 31, 2017, we also had 28 issued and allowed patents from outside of the United States. As of December 31, 2017, we had 44 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2035.

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

As of December 31, 2017, we held four registered U.S. trademarks and one pending U.S. trademark application. In Europe, we hold three registered trademarks. In addition, we held one International Registration under the Madrid Protocol with granted extensions to China, Europe, Japan, and Korea.

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

•                  Product line improvements and extensions.  We are developing improvements to our Lumivascular platform, including additional catheters for use in different clinical applications. For example, we are developing versions of Pantheris designed to treat smaller vessels, and we are also developing next-generation CTO crossing devices to target both the peripheral and coronary CTO markets.

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

•                  Improved software and user interface.  We intend to further develop our software to provide more information and control to our end users during a procedure. We use physician and staff feedback to improve the features and user functionality of our Lumivascular platform.

As of December 31, 2017, we had 13 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2017 and 2016 were $11.3 million and $15.5 million, respectively.

Manufacturing

Prior to the introduction of our Lumivascular platform, our non-imaging catheter products were manufactured by a third-party. All of our products are now manufactured in-house using components and sub-assemblies manufactured both in-house at our facility in Redwood City, California and by outside vendors. We assemble all of our products at our manufacturing facility but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility will be sufficient through at least 2019.

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

Other than through accepted purchase orders, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. We and our component suppliers are required to manufacture our products in compliance with FDA’s QSR in 21 CFR part 820 of the FFDCA. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. Our Quality System has undergone 20 external audits by third-parties and regulatory authorities since 2009, the latest of which was a surveillance audit conducted in January 2017 by BSI, our European Notified Body, under the Medical Device Single Audit Program, or MDSAP. The audit resulted in zero observations of non-conformances.

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

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. In the United States the FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: a successful pre-market approval, or PMA application or 510(k) pre-market notification submission. A completely novel product must go through the more rigorous pre-market approval, or PMA, if it cannot receive authorization through a 510(k). The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Class I and Class II devices are considered lower risk and often can gain approval for commercial distribution by submitting an application to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III status and generally require the submission of a PMA application for approval to commercialize a product. These generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

The 510(k) clearance path can be significantly less time-consuming and arduous than PMA approval, making this route generally preferable for a medical device company. A 510(k) application must include documentation that its device is substantially equivalent to a technology already cleared through a 510(k) or in distribution before May 28, 1976 for which the FDA has not required a PMA submission. The FDA has 90 days from the date of the pre-market equivalence acceptance to authorize or decline commercial distribution of the device. However, similar to the PMA process, clearance may take longer than this three-month window, as the FDA can request additional data. If the FDA resolves that the product is not substantially equivalent to a predicate device, then the device acquires a Class III designation, and a PMA must be approved before the device can be commercialized. All of our currently marketed products have received commercial clearance and associated indications for use through the 510(k) regulatory pathway with the FDA, some with the support of clinical data.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, will require a new 510(k) submission and clearance before the modified device can be commercialized. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA the FDA may retroactively require a new 510(k) clearance or pre-market approval. The FDA could also require a manufacturer to cease marketing and distribution of the modified device and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, a manufacturer may be subject to significant regulatory fines, penalties, and enforcement actions.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit in 2013, there were no observations that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to the observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR. BSI, our European Notified Body, inspected our facility several times between 2010 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. The BSI audit performed in January 2017 resulted in zero non-conformances.

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

•                  refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products;

•                  withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

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

There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payors. Furthermore, the current presidential administration and Congress may again attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect any future legislation or regulation in the United States may have on our business.

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

Medicare reimbursement levels for inpatient PAD procedures for fiscal year 2018 went into effect as of October 1, 2017 and range between approximately $10,000 and $18,000. Medicare reimbursement for outpatient PAD procedures for 2018 went into effect on January 1, 2018 and range between approximately $7,000 and $16,000. These amounts include the cost of disposable catheters such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (i.e., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Employees

As of December 31, 2017, we had 65 employees, including 13 in manufacturing and operations, 23 in sales and marketing, 13 in research and development and clinical and regulatory affairs, 7 in quality assurance and 9 in finance, general administrative and executive administration. All 65 employees are full time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

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

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the Nasdaq Capital Market under the symbol “AVGR”.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

•                  the ability of our remaining sales and marketing personnel to maintain and increase our revenues after the April 2017 organizational realignment and September 2017 cost reduction plan;

the cost and potential outcomes of existing and future litigation, including, without limitation, the purported stockholder class action described below under “Risks Related to our Common Stock and Preferred Stock—Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.”;

•                  our ability to obtain additional financing; and

•                  advances and trends in new technologies and industry standards.

We have a history of net losses and we may not be able to achieve or sustain profitability.

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $48.7 million in 2017 and $56.1 million in 2016. As of December 31, 2017, we had an accumulated deficit of approximately $301.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that the net proceeds from the recently completed offering of our Series B preferred stock, par value $0.001 per share, or Series B preferred stock, together with our cash and cash equivalents at December 31, 2017, and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations for at least the next ten months. Even though we sold $18.0 million in Series B preferred stock and warrants under the terms of an underwriting agreement, dated as of February 14, 2018, between us and Ladenburg Thalmann & Co. Inc. (the “Series B Purchase Agreement”), we will need to raise additional funds through future equity or debt financings in approximately ten months to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next ten months could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offerings. The warrants issued pursuant to the Series B Purchase Agreement entered into in connection with the Series B preferred stock follow-on in February 2018 (the “Series B Offering”) prohibit us from entering into certain transactions involving the issuance of securities for a price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case for a period of three years from the closing date of the Series B Offering (and excluding purchases pursuant to the Series B Purchase Agreement, which may be made on the 120 day anniversary of the closing date of the offering). This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

We may raise additional funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. In addition, due to our current level of debt, future equity investors may require that we convert all or a portion of our debt to equity, and our debtholders may not agree to such terms. If we raise additional funds through further issuances of equity or convertible debt securities, and/or if we convert all or a portion of our existing debt to equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products, and significantly scale back our operations, or we may become insolvent. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

We have a significant amount of debt, which may adversely affect our ability to operate our business and our financial position and our ability to secure additional financing in the future.

As of December 31, 2017, we had $44.7 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”). On a pro forma basis, following the completion of the Series B Offering and CRG’s conversion of $38 million in outstanding principal and interest into Series A preferred stock (the “CRG Conversion”), we had $6.5 million in principal and interest outstanding as of December 31, 2017.  Our significant amount of debt may:

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

In particular, the Loan Agreement, as amended, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we had to achieve minimum revenue of $7.0 million in 2015 and $18.0 million in 2016, and will have to achieve minimum revenue of $15.0 million in 2020, $20.0 million in 2021 and $25.0 million in 2022. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. On December 14, 2017, we entered into a waiver agreement with CRG waiving compliance with the minimum required revenue financial covenant for calendar year 2017. On January 24, 2018, we entered into another waiver agreement with CRG for the waiver of the $5.0 million minimum liquidity financial covenant and reduced it to $2.5 million for the period beginning January 1, 2018 through February 28, 2018, and waived any event of default resulting from non-compliance with the $5.0 million minimum liquidity financial covenant. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

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

We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. We used the initial net proceeds under the Loan Agreement to repay and terminate our credit facility with PDL Biopharma, Inc., or PDL, however, our obligation to continue to make royalty payments to PDL out of our quarterly revenues through April 18, 2018 remains in effect. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The existing collateral pledged under the Loan Agreement, the covenants to which we are bound and the obligation to pay a certain percentage of our future revenues to PDL, even though the PDL debt has been repaid, may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. If we default under any of these debt covenants, we would need relief from default, which may involve waivers or amendments to the applicable debt agreement, if we were unable to cure the default within the relevant cure period. In addition, potential sources of equity financing may decline to invest in our company given the amount of debt and the rights that debt holders have to get paid before equity holders. In order to facilitate equity investments, future equity investors may require that we convert all or a portion of our debt to equity, and our debtholders may not agree to such terms. The amount of debt could therefore affect our ability to finance our company and prevent us from obtaining necessary operating capital as a result.

We may not be able to generate sufficient cash to service our credit facility with CRG. If we fail to comply with the obligations under our credit facility, the lender may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

Borrowings under our credit facility are secured by substantially all of our personal property, including our intellectual property. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to numerous risks, including the risks in this section, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated. If we fail to comply with our obligations under the Loan Agreement, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets securing our obligations under the Loan Agreement.

CRG has the right to acquire a significant percentage of our stock upon conversion of its Series A preferred stock and has the ability to exert significant control over matters pursuant to the protective provisions therein as well as the covenants and other restrictions in the Loan Agreement.

Even though Series A preferred stock is non-voting stock, and has beneficial ownership restrictions, the Series A Certificate of Designations has protective provisions that will require CRG to consent to certain significant Company events. For example, CRG’s consent would be necessary to create additional shares of Series A preferred stock, amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

The Series A preferred stock has a liquidation preference senior to our common stock and the Series B preferred stock.

Series A preferred stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of the Series 1 or Series 2 warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $41,800,000 from any such transaction before any amount is paid to the holders of our Series B preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders and warrantholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, any conversion of Series A preferred stock into common stock will cause substantial dilution to our common stock holders.

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

In addition, in April 2017, we undertook an organizational realignment, which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016, and reducing our field sales personnel by nearly 50%. In September 2017, we effected a cost reduction plan, which also included a company-wide reduction in force, lowering our total headcount by 24 employees. As of December 31, 2017 our field sales personnel headcount was reduced to 19, compared to 60 as of December 31, 2016. Other employees may leave voluntarily as a result of the reduction in force that we implemented. Given the significant reduction in our sales force, there can be no assurance that our remaining field sales personnel will be adequate to successfully commercialize our products.

If our revenue does not improve, or if our cost of revenue and/or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin decreased to 9% and –31% for the three months and year ended December 31, 2017, respectively, compared to 21% and 25% for the three months and year ended December 31, 2016, respectively. Gross margin for the three months and year ended December 31, 2017 was negatively impacted primarily by lower production volumes versus the prior year, as the Company reduced existing inventories in anticipation of the clearance and launch of the next generation Pantheris.

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

Our value proposition to physicians and hospitals is largely dependent upon our contention that the rate of arterial damage when physicians are using our products is lower than with competing products. If minimizing arterial damage does not significantly impact patient outcomes, meaning either (i) that restenosis is often triggered without disrupting healthy arterial structures, or (ii) arteries can be damaged during treatment without triggering restenosis, then we may be unable to demonstrate our Lumivascular platform’s benefits are any different than competing technologies. Furthermore, physicians may find our imaging system difficult to use, and we may not be able to provide physicians with adequate training to be able to realize the benefits of our Lumivascular platform. If physicians do not value the benefits of on-board imaging and the enhanced visualization enabled by our products during an endovascular intervention as compared to our competitors’ products, or do not believe that such benefits improve clinical outcomes, our Lumivascular platform products may not be widely adopted.

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

In order to remain competitive, we must continue to develop new product offerings and enhancements to our existing Lumivascular platform products. In particular, we are currently developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris. We believe these versions will represent significant improvements in reliability and usability compared to our existing products. We anticipate that Pantheris 3.0 and the lower profile Pantheris will translate into revenue growth and achieve increased physician acceptance. Because we believe they are important to our future revenues, we are devoting a significant portion of our resources to their development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new product offerings, including Pantheris 3.0 and the lower profile Pantheris, are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve and our business will be adversely affected.

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

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Our employees may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. For example, in December 2017, Dr. John B. Simpson resigned from our board of directors and as an employee of our company. This departure has had and may continue to have a disruptive effect on our business.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $258.4 million and $191.9 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2018 for state purposes. Generally, subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” The sale of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to the Purchase Agreement, dated as of November 3, 2017, between us and Lincoln Park (the “Purchase Agreement”) and the sale of Series B preferred stock and warrants pursuant to the Series B Offering may affect our ability to use NOLs. If an “ownership change” occurs, Section

382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability.  On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law with many significant changes to the U.S. tax laws. The Tax Act limits the utilization of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income per year. However, existing NOLs that arose in years prior to December 31, 2017 are not affected by these provisions. Our ability to utilize NOLs arising in future tax periods may be limited by the Tax Act.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2017, we held 18 issued and allowed U.S. patents and had 24 U.S. utility patent applications and 6 PCT applications pending. As of December 31, 2017, we also had 28 issued and allowed patents outside of the United States. As of December 31, 2017, we had 44 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of

OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

•                  pre-marketing clearance or approval;

•                  record keeping;

•                  product marketing, promotion and advertising, sales and distribution; and

•                  post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We applied for 510(k) clearance for improvements to our Pantheris device in December 2017, and we intend to file for FDA clearance of a lower-profile device for below-the-knee peripheral vascular applications in mid-2018. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

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

•                  refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products;

•                  withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

•                  criminal prosecution.

If any of these events were to occur, our business and financial condition would be harmed.

Material modifications to our Lumivascular platform products may require new 510(k) clearances or pre-market approvals or may require us to recall or cease marketing our Lumivascular platform products until clearances or approvals are obtained.

Material modifications to the intended use or technological characteristics of our Lumivascular platform products will require new 510(k) clearances or pre-market approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Based on published FDA guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. We may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, our Lumivascular platform products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our Lumivascular platform products in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our Lumivascular platform products as modified, which could harm our operating results and require us to redesign our Lumivascular platform products. In these circumstances, we may be subject to significant enforcement actions. We plan to make further modifications to the design of Pantheris to enhance cutting efficiency and access smaller vessels. Future versions of Pantheris incorporating these enhancements may require additional regulatory clearances or approvals.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2014 and 2015 and found zero non-

conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. The BSI audit performed in January 2017 resulted in zero non-conformances. We can provide no assurance that we will continue to remain in substantial compliance with the QSR. If the FDA, CDHS or BSI inspect our facility and discover compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, was enacted in 2010. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, imposed an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties. Although this tax has been suspended through 2019, it is expected to apply to sales of our products in 2020 and thereafter. The current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other health care programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Risks Related to Our Common Stock and Preferred Stock

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

Our stock price has decreased significantly over the course of the past year.  As a result of the decrease in our stock price, the options held by our employees are less valuable which make it more likely that certain of our employees may leave our company. The loss of key employees could have an adverse effect on our business.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided in the past and may provide guidance in the future about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance, including projected revenues and the timing of regulatory approvals. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. The analysts who previously published research reports on our stock have discontinued coverage. If one or more of these analysts do not resume regularly publishing reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.

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

On February 3, 2016, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which we issued and sold approximately 200,000 shares of common stock having an aggregate offering value of approximately $8.7 million between the Shelf Registration Statement’s effectiveness on March 8, 2016 and September 2017. In addition, in August 2016, we issued and sold 200,000 shares of our common stock in our follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. During the year ended December 31, 2016, we sold 27,374 shares of common stock under our “at-the-market” program with Cowen at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the year ended December 31, 2017, we sold 200,000 shares of common stock through the “at-the-market” program at an average price of $17.68 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares in our “at-the-market” program at this time. Accordingly, it has been necessary to register the shares sold pursuant to the Purchase Agreement, the CRG Conversion and Series B Purchase Agreement on Form S-1. This has increased our transaction expenses and the number of shares required to be sold to finance our operations.

In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 8,705 shares of common stock held by CRG, which may be sold freely in the public market. On November 3, 2017, we also entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement. The warrants issued in connection with the Series B preferred stock prohibits us from entering into certain transactions involving the issuance of securities for a price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case for a period of three years from the closing date of the Series B Offering, other than purchases pursuant to the Series B Purchase Agreement, which may be made on the 120 day anniversary of the closing date of the Series B Offering. This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under any registration statement will result in dilution of our stockholders and could cause our stock price to fall.

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

Our 2017 financial statements contained disclosure that there is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2017 financial statements, included in this Annual Report on Form 10-K, a “going concern” opinion, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2017 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which could be advantageous to our competitors and clients and could result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

Nasdaq may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria.

On March 1, 2018, we regained compliance with all applicable Nasdaq listing criteria; however, there can be no assurance that we will continue to be compliant with such listing criteria. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum market value of listed securities and minimum closing bid price requirements or prevent future non-compliance with Nasdaq’s listing requirements.

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

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future, except the cumulative dividend payable on our Series A preferred stock. The payment of all other dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. In addition, our Loan Agreement with CRG prohibits us from, among other things, paying any dividends or making any other distribution or payment on account of our common stock.  The terms of our Series A preferred stock and our Series B preferred stock provide that we may not pay dividends on our common stock without concurrently declaring dividends on each.  If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our common stock after our stock price appreciates. For more information on restrictions governing our ability to pay dividends, see the section titled “Dividend Policy” below.

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

On October 19, 2017, we entered into an agreement to sublease one of our facilities. The sublease commenced on December 1, 2017, and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee pays a base rent of $3.25 per rentable square foot, or a total of $79,950 per month, increasing to $3.35 per rentable square foot, or a total of $82,410 per month as of December 1, 2018. In addition to the base rent, the sublessee pays for the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

We believe that our current facilities are adequate for our current and anticipated future needs through at least 2019.

ITEM 3.    LEGAL PROCEEDINGS

Except as set forth below, we are not involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time we may be involved in legal proceedings or investigations, which could harm our reputation, business and financial condition and divert the attention of our management from the operation of our business.

Between May 22, 2017 and May 25, 2017, three class actions were filed in the Superior Court of the State of California, County of San Mateo (“State Court”), against us and certain of our officers and directors. The underwriters of our IPO in January 2015 are also named as defendants. The actions were captioned Grotewiel v. Avinger, Inc., et al., No.

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

On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted the motions to remand the Olberding and Gonzalez actions to the State Court. On August 9, 2017, the State Court consolidated the Olberding and Gonzalez actions under the caption Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284 (“State Action”). On September 22, 2017, an amended complaint was filed in the State Action. On October 31, 2017, the parties in the State Action stipulated to a stay of proceedings until judgment is entered in the federal Grotewiel action (“Federal Action”).

On October 11, 2017, the Federal Court appointed a lead plaintiff and approved the selection of a lead counsel in the Federal Action. An amended complaint was filed in the Federal Action on November 21, 2017. In order to allow the parties to pursue mandatory alternative dispute resolution, the parties have stipulated and the Federal Court ordered that defendants’ motion to dismiss the Federal Action will be due on January 17, 2018, with a hearing set for May 1, 2018.

The Company and its directors believes that the foregoing lawsuits are entirely without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, on February 8, 2018 the Company participated in a mediation to explore whether a settlement could be reached. While a settlement was not reached then, the parties continued discussions and they ultimately reached agreement.  On March 19, 2018, the Company entered into a binding memorandum of understanding to settle the securities class actions pending against the Company and several of its officers and directors. The settlement is for a total of $5 million and, if approved by the court, will result in a full release of claims against all defendants. The Company’s total contribution to the settlement fund is $1.76 million.  The settlement is subject to final documentation, notice to class members, and approval of the court.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

Our common stock began trading on the Nasdaq Global Market on January 30, 2015 and was transferred to the Nasdaq Capital Market on January 19, 2018, where it trades under the symbol “AVGR”. Prior to January 30, 2015, there was no public market for our common stock. In our IPO, our common stock priced at $520.00 per share on January 29, 2015 (as adjusted for the reverse splits effected January 28, 2015 and January 30, 2018). The following table sets forth for the periods indicated the high and low sales prices per share (as adjusted for the reverse split) of our common stock as reported by Nasdaq:

	Low	High
Fiscal Year ending December 31, 2016
First Quarter	$340.40	$818.40
Second Quarter	$396.80	$548.80
Third Quarter	$146.40	$479.60
Fourth Quarter	$140.00	$202.00
Fiscal Year ending December 31, 2017
First Quarter	$64.00	$146.40
Second Quarter	$14.40	$67.20
Third Quarter	$8.80	$38.40
Fourth Quarter	$6.80	$16.40

HOLDERS OF RECORD

As of March 28, 2018, there were 4,384,224 shares of our common stock held by 174 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

DIVIDEND POLICY

We have never declared or paid any cash dividends on any of our capital stock. Our Series A preferred stock carries an 8% cumulative dividend, which accumulates and is compounded annually. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2018, and at our option is payable in additional shares of Series A preferred stock. Additionally, the terms of our Series A preferred stock and Series B preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. Except with respect to the Series A preferred stock’s cumulative dividend, we do not anticipate paying any dividends in the foreseeable future and currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2017 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.    SELECTED FINANCIAL DATA

This item does not apply to smaller reporting companies.

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

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION allows us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we have worked with 18 of the VISION sites to re-solicit consent from previous clinical trial patients in order for them to evaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites was completed in May 2017, and we released the final 12- and 24-month results for a total of 89 patients in July 2017. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations. During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a filing with the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis.

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $9.9 million in the year ended December 31, 2017 and $19.2 million in the year ended December 31, 2016. During the years ended December 31, 2017 and 2016, our net loss was $48.7 million and $56.1 million, respectively. We have not been profitable since inception, and as of December 31, 2017, our accumulated deficit was $301.3 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 125,000 shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we were able to borrow up to $50.0 million on or before March 29, 2017, subject to certain terms and conditions. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016 under the Loan Agreement. Contingent on achievement of certain revenue milestones, among other conditions, we would have been eligible to borrow an additional $10.0 million, on or prior to March 29, 2017; however, we did not achieve the level of revenues required to borrow the final $10.0 million. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 8,705 shares of our common stock on September 22, 2015 at a price of $559.64 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the year ended December 31, 2017, we sold 189,684 shares of common stock through the “at-the-market” program at an average price of $17.68 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, at this time we are unable to issue more shares through our “at-the-market” program. In addition, in August 2016 we completed a follow-on public offering of 246,445 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

In April 2017, we undertook an organizational realignment which included a reduction in force, that lowered our total headcount by approximately 33% compared to December 31, 2016. The organizational realignment was designed to focus our commercial efforts on driving catheter utilization in our strongest markets, around our most productive sales professionals. Our field sales personnel headcount was reduced to 32, down from 60 as of December 31, 2016. This workforce reduction was designed to reduce operating expenses while continuing to support major product development and clinical initiatives. The strategic reduction in the field sales force was designed to maintain robust engagement with higher volume users of our Lumivascular technology and position us to increase utilization of our catheters within our installed base of accounts in 2018 following the launch of our next generation products. In September 2017, we effected a cost reduction plan, which also included a company-wide reduction in force, lowering our total headcount by an additional 24 employees. Our field sales personnel headcount was further reduced to a total of 20 people.  In addition, as part of the cost reduction plan, in October 2017, we subleased a portion of the Company’s facilities and consolidated our operations primarily into one building.

On November 3, 2017, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the purchase agreement (the “Lincoln Park Purchase Agreement”). As a fee for Lincoln Park’s commitment to purchase such shares, we issued 23,584 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Lincoln Park Purchase Agreement, we filed a registration statement on Form S-1 on November 6, 2017 for up to 248,750 of such shares, which registration statement was declared effective by the SEC on November 17, 2017.

On February 14, 2018, we entered into Amendment No. 2 to the Term Loan Agreement (the “Amendment No. 2 Loan Agreement”) with CRG.  Under its terms, the Amendment No. 2 Loan Agreement, among other things: (1) extended the interest-only period through June 30, 2021; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through June 30, 2021 so long as no default has occurred and is continuing; (3) permitted the Company to make its entire interest payments in PIK interest payments for through December 31, 2019 so long as no default has occurred and is continuing; (4) extended the maturity date to June 30, 2023; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018 and 2019; (7) reduced the minimum revenue covenant to $15 million for 2020, $20 million for 2021 and $25 million for 2022;  and (8) provided CRG with board observer rights.

In addition, on February 14, 2018, we entered into a Series A preferred stock Purchase Agreement (the “Series A Purchase Agreement”) with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus the back-end fee and prepayment premium applicable thereto) under the Loan Agreement into a newly authorized Series A preferred stock.  As discussed in the section of this report titled “Dividend Policy,” the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at our option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.  The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock is subject to a lockup agreement through February 14, 2019.

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 17,979,000 shares of common stock.  As a result, we received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million.  Each share of Series B preferred stock is accompanied by one warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock (the “Series 1 warrants”) and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date (the “Series 2 warrants”).  In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering.  The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million.  The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

We are developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris (Pantheris 6F), that we believe represent significant improvements over our existing product. Pantheris 3.0 includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe will improve usability and reliability, while the Pantheris 6F has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels and below-the-knee applications. We filed a 510(k) submission for Pantheris 3.0 in December 2017, and we plan to file a 510(k) submission for Pantheris 6F in mid-2018.  We received a CE Mark for Pantheris 3.0 in December 2017.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. We expect our revenues in the near term to be adversely affected by the product performance issues we have experienced with the current version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017. However, we expect our revenues to increase in 2018 as we introduce two next-generation versions of Pantheris. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2017 and 2016.

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

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of costs related to manufacturing overhead, materials and direct labor. We expense all warranty costs and inventory provisions as cost of revenues. We periodically write-down inventory for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. A significant portion of our cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases following the commercial launch of our next-generation Pantheris catheters in 2018. Cost of revenues also includes depreciation expense for production equipment, depreciation and related maintenance expense for placed Lightboxes held by customers and certain direct costs such as those incurred for shipping our products.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to remain lower in the near term compared to recent prior years due to our reductions in force in April and September 2017.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Year Ended December 31,
	2017	2016
	(in thousands, except percentages)
Revenues	$9,934	$19,214
Cost of revenues	13,002	14,445
Gross profit (loss)	(3,068)	4,769
Gross margin	-31%	25%

Operating expenses:
Research and development	11,319	15,536
Selling, general and administrative	25,120	39,950
Restructuring charges	1,285	—
Litigation settlement	1,760	—
Total operating expenses	39,484	55,486
Loss from operations	(42,552)	(50,717)
Interest income (expense), net	(6,191)	(5,399)
Other income (expense), net	11	(12)
Net loss and comprehensive loss	$(48,732)	$(56,128)

Comparison of Years Ended December 31, 2017 and 2016

Revenues.  Revenues decreased $9.3 million, or 48.3%, to $9.9 million during the year ended December 31, 2017, compared to $19.2 million during the year ended December 31, 2016. For the year ended December 31, 2017, revenues related to sales of our disposable catheters decreased by 44% to $8.1 million while revenues related to our Lightbox imaging consoles decreased by 61% to $1.8 million. The decreased revenues in 2017 reflect the impact of continued product performance issues with the current version of Pantheris and the reduced size of our field sales force, as well as a strategic decision we made at the beginning of the year to realign the focus of our sales force on driving the utilization at our current installed base rather than on building the installed base of Lightbox imaging consoles. The decrease in Lightbox imaging consoles revenue also relates to the increased flexibility in the Lightbox acquisition rental or placement programs being offered, which resulted in a lower portion of accounts acquiring Lightboxes through up-front purchases.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $1.4 million, or 10%, to $13.0 million during the year ended December 31, 2017, compared to $14.4 million during the year ended December 31, 2016. This decrease was primarily attributable to our decreased sales partially offset by a $5.5 million charge in the year ended December 31, 2017 for excess and obsolescence predominantly related to our Lightbox and Pantheris inventories. Gross margin for the year ended December 31, 2017 decreased to -31%, compared to 25% in the year ended December 31, 2016. Gross margin was negatively impacted primarily by an increase of $4.7 million in the charges for inventory excess and obsolescence and decrease in sales during the year ended December 31, 2017 compared to the prior year period, partially offset by a decrease of $0.8 million in warranty expenses.

Research and Development Expenses.  R&D expenses decreased $4.2 million, or 27%, to $11.3 million during the year ended December 31, 2017, compared to $15.5 million during the year ended December 31, 2016. This decrease was primarily due to a $3.5 million decrease in personnel-related expenses, a decrease of $0.2 million in product development materials and related costs, a decrease of $0.7 million in outside services and an increase of $0.2 million relating to the allocation of facilities expense. Personnel-related expenses included stock-based compensation expense of $1.7 million compared to $2.7 million for the years ended December 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses.  SG&A expenses decreased $14.8 million, or 37%, to $25.1 million during the year ended December 31, 2017, compared to $39.9 million during the year ended December 31, 2016. This decrease was primarily due to a $13.3 million decrease in personnel-related expenses and $2.1 million decrease in marketing costs, partially offset by an increase of $0.2 million in outside services and increase of $0.4 million relating to the allocation of facilities expense. Personnel-related expenses decreased due to a decrease in headcount and stock-based compensation expense as a result of our organizational realignments in April and September 2017. Personnel-related expenses included stock-based compensation expense of $2.9 million compared to $4.1 million for the years ended December 31, 2017 and 2016, respectively.

Restructuring. In April, September and October 2017, we undertook organizational realignment and cost reduction activities to conserve resources which included reductions in force that lowered our total headcount and subleasing one of our facilities. We recorded $1.3 million in restructuring charges during the year ended December 31, 2017, which consisted of severance related costs specific to the termination of 44 and 24 employees in April and September 2017, respectively, and an operating lease related liability for one of our facilities. As of December 31, 2017, $0.9 million in total severance related costs had been paid.

Litigation Settlement. In May 2017, three purported class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its officers and directors and the underwriters of our January 2015 IPO (the “Defendants”). On February 8, 2018, we participated in a mediation to explore whether a settlement could be reached in the litigation to avoid the cost and disruption of continuing to defend against them. On March 19, 2018, the Company entered into a binding memorandum of understanding to settle the securities class actions pending against the Company and several of its officers and directors. The settlement is for a total of $5 million and, if approved by the court, will result in a full release of claims against all Defendants. The Company’s total contribution to the settlement fund is $1.76 million.  The settlement is subject to final documentation, notice to class members, and approval of the court. As a result, and as of December 31, 2017, we accrued $1.76 million for the settlement of all the outstanding securities class action litigation.

Interest Income (Expense), Net.  Interest income (expense), net increased $0.8 million, or 14.7%, to an expense of $6.2 million during the year ended December 31, 2017, compared to an expense of $5.4 million during the year ended December 31, 2016.

Other income (expense), net increased to income of $11,000 during the year ended December 31, 2017, compared to expense of $12,000 during the year ended December 31, 2016. Other income for the years ended December 31, 2017 and 2016, was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $5.4 million and an accumulated deficit of $301.3 million, compared to cash and cash equivalents of $36.1 million and an accumulated deficit of $252.4 million as of December 31, 2016. We believe that the net proceeds we received from our Series B Offering on February 16, 2018, net proceeds from the sale of our common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement entered into on November 3, 2017, together with our cash and cash equivalents at December 31, 2017, and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations for at least the next ten months. We will need to raise additional funds through future equity or debt financings within the next ten months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the foreseeable future could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, our IPO and our follow-on public offering. As previously disclosed, on April 20, May 24, and October 24, 2017 we received letters from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with applicable listing rules. On March 1, 2018, Nasdaq informed us that we had achieved compliance with the applicable requirements for listing on the Nasdaq Capital Market.  For more information on this risk, see Part II, Item 1A “Risk Factors.”

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and borrowed by us. Of the remaining $20.0 million, we borrowed $10.0 million on June 15, 2016 and the availability of the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016, which were not achieved. Under the original terms of the Loan Agreement, the first sixteen quarterly payments are interest-only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest-only period, we may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind, or PIK, for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.As of December 31, 2017, we had $44.7 million outstanding under the Loan Agreement. For more information, see Part I, Item 2 “Contractual Obligations.”

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

The Loan Agreement required that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended as of December 31, 2017, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents. On December 14, 2017, we entered into a waiver and consent agreement (the “Waiver and Consent”) with CRG.  The Waiver and Consent provided for the waiver of the minimum required revenue financial covenant for the twelve-month period beginning January 1, 2017, as required under the terms of the Loan Agreement.  Pursuant to the Waiver and Consent, CRG also consented to our payment of the cash interest payment due on December 31, 2017 in the form of a PIK loan instead.  On January 24, 2018, we entered into a waiver agreement (the “Waiver”) with CRG.  The Waiver provided for the waiver of the $5,000,0000 minimum liquidity financial covenant and reduced it to $2,500,000 for the period beginning January 1, 2018 through February 28, 2018, as required under the terms of the Loan Agreement and waived any event of default resulting from non-compliance with the $5,000,000 minimum liquidity financial covenant.

On February 14, 2018, we entered into Amendment No. 2 to the Term Loan Agreement (the “Amendment No. 2 Loan Agreement”) with CRG.  Under its terms, the Amendment No. 2 Loan Agreement, among other things: (1) extended the interest-only period through June 30, 2021; (2) extended the period during which the Company may elect to pay a portion of interest in PIK interest payments through June 30, 2021 so long as no default has occurred and is continuing; (3) permitted the Company to make its entire interest payments in PIK interest payments for through December 31, 2019 so long as no default has occurred and is continuing; (4) extended the maturity date to June 30, 2023; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018 and 2019; (7) reduced the minimum revenue covenant to $15 million for 2020, $20 million for 2021 and $25 million for 2022;  and (8) provided CRG with board observer rights.  If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on our capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include our failure to make timely payments of amounts due under the Loan Agreement, the failure to adhere to the covenants set forth in the Loan Agreement, our insolvency or upon the occurrence of a material adverse change. We are currently in compliance with the covenants under the Loan Agreement, but if we default on any such covenants we will need, and may not be able to obtain, relief in the form of waivers or amendments to the applicable debt agreement.

In addition, on February 14, 2018, we entered into the Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus the back-end fee and prepayment premium applicable thereto) under the Loan Agreement into a newly authorized Series A preferred stock.  Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at our option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.  The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock is subject to a lockup agreement through February 14, 2019.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we issued and sold common stock with an aggregate value of approximately $8.7 million between the registration statement’s effectiveness on March 8, 2016 and September 2017. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the nine months ended September 30, 2017, we sold 189,684 shares of common stock through the “at-the-market” program at an average price of $17.68 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares through our “at-the-market” program at this time. In addition, in August 2016, we issued and sold 246,445 shares of our common stock in a follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

On November 3, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the purchase agreement. As a fee for Lincoln Park’s commitment to purchase such shares, we issued 23,584 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Lincoln Park Purchase Agreement, we filed a registration statement on Form S-1 on November 6, 2017 for up to 248,750 of such shares, which registration statement was declared effective by the SEC on November 17, 2017.

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock  and warrants to purchase 17,979,000 shares of common stock.  As a result, we received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million.  The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest.  Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock  and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date.  In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering.  The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million.  The Series A Preferred Stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

Cash Flows

	Year Ended December 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(34,255)	$(53,069)
Investing activities	(41)	(971)
Financing activities	3,589	47,077
Net increase (decrease) in cash and cash equivalents	$(30,707)	$(6,963)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $34.3 million, consisting primarily of a net loss of $48.7 million and an increase in net operating assets of $2.8 million, offset by non-cash charges of $17.3 million. The increase in non-cash charges was due to an increase in interest expense and other charges, litigation settlement and provision for excess and obsolete inventories, offset by a decrease in stock-based compensation.  The increase in net operating assets was due to an increase in inventories. The decreases in accounts payable, accrued compensation and accrued expenses and other current liabilities, were due to our workforce reductions in April and September, the sublease of one of our facilities and efforts to reduce operating expenses, and decreases in other liabilities related to the repayment of assigned interest to PDL, partially offset by a decrease in accounts receivable. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the year ended December 31, 2017 was $41,000 consisting of purchases of property and equipment of $45,000, partially offset by proceeds of $4,000 from the sale of property and equipment.

Net cash used in investing activities in the year ended December 31, 2016 was $1.0 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2017 of $3.6 million primarily relates to net proceeds of $3.4 million from the issuance of common stock under the Sales Agreement with Cowen and Lincoln Park Purchase Agreement and $0.2 million proceeds from purchases under our employee stock purchase plan.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities (net of sublease income), capital leases related to office equipment, our remaining royalty obligations with PDL, our Loan Agreement with CRG and non-cancellable purchase commitments. The following table sets out, as of December 31, 2017, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, net of sublease income	$1,071	$1,009	$—	$—	$2,080
Capital lease obligations	13	1	—	—	14
Ongoing royalty obligations with PDL	366		—	—	366
CRG Loan	—	798	8,925	2,531	12,254
Noncancellable purchase commitments	1,172	—	—	—	1,172
	$2,622	$1,808	$8,925	$2,531	$15,886

Our contractual obligations have not otherwise significantly changed from December 31, 2017.

CRG

For more information, see Part I, Item 2 “Liquidity and Capital Resources.”

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

In September 2015, in connection with the consummation of the Loan Agreement with CRG, we repaid all principal and accrued interest outstanding under the notes.

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

Following the retirement of the PDL debt, our royalty obligations under the PDL credit agreement continue and are payable through April 2018 at the higher of a reduced rate of 0.9% of our quarterly revenues or certain minimum amounts, starting at $65,000 per quarter in 2013 and increasing annually to $310,000 per quarter in 2018. Additionally, until there are no further obligations to periodically pay to PDL a percentage of our net revenue, we must comply with certain affirmative covenants and negative covenants limiting our ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. We were in compliance with the covenants under the credit agreement as of December 31, 2017.

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

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities. The sublease agreement is estimated to commence on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee pays a base rent of $3.25 per rentable square foot, for a total of $79,950 per month, increasing to $3.35 per rentable square foot, for a total of $82,410 per month as of December 1, 2018. In addition to the base rent, the sublessee pays the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

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

We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards, including employee stock options. We recognize this expense over the requisite service period. In addition, we recognize stock-based compensation expense in the statements of operations and comprehensive loss based on awards expected to vest and, therefore, the amount of expense has been reduced for forfeitures. We use the straight-line method for expense attribution.

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

The following table summarizes the weighted average assumptions we used to determine the fair value of stock options:

	Year Ended December 31,
	2017	2016
Expected term (years)	5.9	6.1
Expected volatility	57.2%	49.7%
Risk-free interest rate	2.2%	1.5%
Dividend rate	—	—

Fair Value of Common Stock.  Prior to completion of our IPO in January 2015, the fair value of the shares of our common stock underlying the stock options has historically been determined by our board of directors after considering independent third-party valuation reports. Because there had previously been no public market for our common stock, our board of directors determined the fair value of our common stock at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our preferred stock, our operating and financial performance and the general and industry-specific economic outlook. Following our IPO in January 2015, the fair value of our common stock is determined based on the closing price of our common stock on The Nasdaq Capital Market.

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

Expected Forfeiture Rate.  As allowed under ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we account for forfeitures as they occur.

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

Credit Risk

As of December 31, 2017, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None and one of our customers represented more than 10% of our accounts receivable as of December 31, 2017 and 2016, respectively.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a separate section of this Annual Report on Form 10-K beginning on page 73 and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm effective October 11, 2017 from Ernst & Young LLP to Moss Adams LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on October 11, 2017. There were no disagreements with Ernst & Young LLP or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

On March 26, 2018, the Board of Directors approved a Change of Control and Severance Agreement (the “Agreement”) with Mr. Soinski, our Chief Executive Officer, that shall supersede Mr. Soinski’s current severance arrangements with the Company, with the exception of severance provisions in his offer letter. This action was taken in order to bring Mr. Soinski’s severance provisions in line with those of our other high-level executives with respect to a change of control.

Under the terms of the Agreement, if Mr. Soinski’s employment is terminated within the 18-month period following a “Change of Control,” (as defined in the Agreement) other than for “Cause,” (as defined in the Agreement) death or disability, or Mr. Soinski resigns for “Good Reason” (as defined in the Agreement), and Mr. Soinski executes an irrevocable separation agreement and release of claims within 60 days following his termination, then Mr. Soinski is entitled to receive (i) continuing payments of severance pay at a rate equal to his base salary and target bonus, as then in effect, for 12 months, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for Mr. Soinski and his dependents for up to 12 months, (iii) accelerated vesting as to 100% of his outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any of his options for a period of one year. Additionally, if we experience a Change of Control, 50% of Mr. Soinski’s outstanding unvested stock options and/or restricted stock shall vest.

Per the terms of his offer letter, if Mr. Soinski’s employment is terminated without Cause, he will be entitled to receive 12 months of base salary and COBRA health insurance coverage, in each case payable in substantially equal installments in accordance with our payroll practices, as severance, in exchange for executing an irrevocable severance agreement and release of claims within 60 days following his termination.  These terms are not superseded by the Agreement except with respect to the 18-month period following a Change of Control.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 annual meeting of stockholders, or the 2018 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated by reference in this report.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The following Financial Statements are filed as part of this Annual Report on Form 10-K:

(a)(2)                  Financial Statement Schedules

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2016	$20	$3	$2	$21
Fiscal year ended 2017	$21	$125	$—	$146

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2016	$59	$114	$130	$43
Fiscal year ended 2017	$43	$87	$75	$55

(a)(3)                  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4(3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.5(4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
4.1 (5)	Specimen Common Stock certificate of the registrant.
4.2(4)	Specimen Series 1/2 warrant of the registrant.
10.1 (6)	Form of Indemnification Agreement for directors and executive officers.
10.2 (7)	2009 Stock Plan and Form of Option Agreement thereunder.

10.3 (7)	2014 Preferred Stock Plan.
10.4 (6)	2015 Equity Incentive Plan.
10.5 (6)	Form of Restricted Stock Unit Award Agreement.
10.6 (6)	Form of Stock Option Agreement.
10.7 (6)	2015 Employee Stock Purchase Plan.
10.8 (6)	Executive Incentive Compensation Plan.
10.9 (7)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.
10.10 (7)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (7)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (8)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.13 (7)	Credit Agreement dated April 18, 2013 by and between the registrant and PDL Biopharma.
10.14 (7)	Security Agreement dated April 18, 2013 by and between the registrant and PDL BioPharma.
10.15 (7)	Employment Letter dated November 5, 2014 by and between the registrant and John B. Simpson.
10.16 (7)	Employment Letter dated April 2, 2014 by and between the registrant and John D. Simpson.
10.17 (7)	Employment Letter dated December 29, 2010 by and between the registrant and Matthew B. Ferguson.
10.18 (7)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.19 (7)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and John B. Simpson.
10.20 (7)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and Matthew B. Ferguson.
10.21	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.22 (3)	Registration Rights Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.23 (7)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between the registrant and holders of convertible promissory notes.
10.24 (7)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between the registrant and holders of convertible promissory notes.
10.25 (8)

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.26 (8)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.27(9)	Sales Agreement dated as of February 3, 2016, between the Registrant and Cowen and Company, LLC.
10.28(10)	Purchase Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.29(10)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.30(11)	Separation Agreement and Release, dated as of December 6, 2017, by and between the registrant and John B. Simpson.
10.31(12)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.32(13)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.33(3)	Amendment No. 2 to Term Loan Agreement, dated as of February , 2018, by and among the registrant and the lenders party thereto.

10.34(3)	Series A Preferred Stock Purchase Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.
(3)

Previously filed as an Exhibit to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-222517) filed with the Securities and Exchange Commission on February 12, 2018, and incorporated by reference herein.

(4)

Previously filed as an Exhibit to Amendment No. 3 to the registrant’s Registration Statement on Form S-1 (File No. 333-222517) filed with the Securities and Exchange Commission on February 13, 2018, and incorporated by reference herein.

(5)

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

(8)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.
(9)

Previously filed as an Exhibit to the registrant’s Registration Statement on Form S-3 (File No. 333-209368), filed with the Securities and Exchange Commission on February 3, 2016, and incorporated by reference herein.

(10)

Previously filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221368), filed with the Securities and Exchange Commission on February 6, 2017, and incorporated by reference herein.

(11)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2017, and incorporated by reference herein.
(12)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(13)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.

ITEM 16.              FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, and the

Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Avinger, Inc. (the “Company”) as of December 31, 2017, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). Our audit also included the financial statement schedule included in the Index at Item 15(a).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Basis for Opinion

These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and schedule based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

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

/s/ Moss Adams LLP

San Francisco, California

March 30, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Avinger, Inc.

We have audited the accompanying balance sheet of Avinger, Inc. as of December 31, 2016, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avinger, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

March 14, 2017,

except for Note 18, as to which the date is

February 8, 2018

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,389	$36,096
Accounts receivable, net of allowance for doubtful accounts of $146 and $21 at December 31, 2017 and 2016, respectively	1,127	3,570
Inventories	4,295	8,462
Prepaid expenses and other current assets	640	662
Total current assets	11,451	48,790

Property and equipment, net	2,950	4,555
Other assets	687	212
Total assets	$15,088	$53,557

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,273	$1,607
Accrued compensation	863	2,807
Accrued expenses and other current liabilities	3,597	3,067
Borrowings	44,744	41,289
Total current liabilities	50,477	48,770

Other long-term liabilities	301	546
Total liabilities	50,778	49,316

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):

Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2017 and 2016
Shares issued and outstanding: none at December 31, 2017 and 2016	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2017 and 2016
Shares issued and outstanding: 833,597 and 594,321 at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	265,636	256,629
Accumulated deficit	(301,327)	(252,389)
Total stockholders’ equity (deficit)	(35,690)	4,241
Total liabilities and stockholders’ equity (deficit)	$15,088	$53,557

See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016
Revenues	$9,934	$19,214
Cost of revenues	13,002	14,445
Gross profit (loss)	(3,068)	4,769

Operating expenses:
Research and development	11,319	15,536
Selling, general and administrative	25,120	39,950
Restructuring charges	1,285	—
Litigation settlement	1,760	—
Total operating expenses	39,484	55,486
Loss from operations	(42,552)	(50,717)

Interest income	108	125
Interest expense	(6,299)	(5,524)
Other income (expense), net	11	(12)
Net loss and comprehensive loss	(48,732)	(56,128)
Net loss per share, basic and diluted	$(74.74)	$(135.57)

Weighted average common shares used to compute net loss per share, basic and diluted	652	414

See accompanying notes.

AVINGER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock				Total
	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2015	316,020	$—	$211,850	$(196,261)	$15,589
Issuance of common stock	4,098	—	805	—	805
Employee stock-based compensation	—	—	7,392	—	7,392
Exercise of common stock warrants	384	—	—	—	—
Issuance of common stock in public offerings, net of underwriting discount, commissions and issuance costs	273,819	1	36,582	—	36,583
Net and comprehensive loss	—	—	—	(56,128)	(56,128)
Balance at December 31, 2016	594,321	1	$256,629	(252,389)	4,241
Issuance of common stock	4,758	—	246	—	246
Employee stock-based compensation		—	4,966	—	4,966
Adjustment for change in accounting treatment of stock-based compensation regarding forfeitures on a modified retrospective basis	—	—	206	(206)	—
Issuance of common stock in public offerings, net of underwriting discount, commissions and issuance costs	234,518	—	3,589	—	3,589
Net and comprehensive loss	—	—	—	(48,732)	(48,732)
Balance at December 31, 2017	833,597	$1	$265,636	$(301,327)	$(35,690)

See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(48,732)	$(56,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,476	1,506
Amortization of debt issuance costs and debt discount	218	222
Stock-based compensation	4,966	7,392
Noncash interest expense and other charges	3,252	1,812
Loss on disposal of property and equipment	18	—
Provision for litigation settlement	1,760	—
Provision for doubtful accounts receivable	125	3
Provision for excess and obsolete inventories	5,500	797
Changes in operating assets and liabilities:
Accounts receivable	2,318	(1,512)
Inventories	(1,181)	(6,099)
Prepaid expenses and other current assets	22	(130)
Other assets	(475)	13
Accounts payable	(334)	470
Accrued compensation	(1,945)	(275)
Accrued expenses and other current liabilities	(1,205)	(191)
Other long-term liabilities and accrued interest	(259)	(949)
Net cash used in operating activities	(34,476)	(53,069)

Cash flows from investing activities
Purchase of property and equipment	(45)	(971)
Proceeds from sale of property and equipment	4	—
Net cash used in investing activities	(41)	(971)

Cash flows from financing activities
Principal paydown of capital lease obligations	(25)	(27)
Proceeds from borrowings, net of issuance costs	—	9,716
Proceeds from public offerings, net of issuance costs	3,589	36,583
Proceeds from the issuance of common stock	246	805
Net cash provided by financing activities	3,810	47,077

Net change in cash and cash equivalents	(30,707)	(6,963)
Cash and cash equivalents, beginning of period	36,096	43,059
Cash and cash equivalents, end of period	$5,389	$36,096

Supplemental disclosure of cash flow information
Cash paid for interest	$3,942	$4,354

Noncash investing and financing activities:
Accounts payable for purchases of property and equipment	—	24
Disposal of fully depreciated property and equipment	1,738	—
Transfer between inventory and property and equipment	153	2,245

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

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2017, the Company had an accumulated deficit of $301.3 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $5,389,000 at December 31, 2017 and expected revenues and funds from the public offering will be sufficient to allow the Company to fund its current operations until approximately October 31, 2018. The Company will seek additional sources of funding in the form of debt financing or equity issuances, however, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at December 31, 2017 and 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause. On November 3, 2017, the Company entered into the Lincoln Park Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at the Company’s request, up to $15,000,000 of the Company’s common stock over a 30-month period, subject to certain limitations set forth in the Lincoln Park Purchase Agreement.  As a fee for Lincoln Park’s commitment to purchase such shares, the Company issued 23,584 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Purchase Agreement, we filed a registration statement on Form S-1 on November 6, 2017 for up to 248,750 of such shares, which registration statement was declared effective by the SEC on November 17, 2017.

Public Offerings

In January 2015, the Company issued and sold 125,000 shares of its common stock in its initial public offering (“IPO”) at a public offering price of $520.00 per share, for net proceeds of approximately $56,897,000 after deducting underwriting discounts and commissions of approximately $4,550,000 and expenses of approximately $3,553,000. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into an aggregate of 174,028 shares of common stock resulting in the reclassification of $137,626,000 from outside of stockholders’ equity to additional paid-in capital.

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2017, the Company sold 189,684 shares of common stock through the “at-the-market” program at an average price of $17.68 per common share and raised net proceeds of $3,187,000, after payment of $101,000 in commissions and fees to Cowen. During the year ended December 31, 2016, the Company sold 27,374 shares, respectively, of common stock through the “at-the-market” program at an average price of $194.74 per common share and raised net proceeds of $5,171,000, after payment of $160,000 in commissions and fees to Cowen. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, the Company is unable to issue more shares in its “at-the-market” program at this time. In August 2016, the Company issued and sold 246,445 shares of its common stock in its follow-on public offering, which includes the exercise in full by the underwriters of their option to purchase 32,145 shares of common stock, at a public offering price of $140.00 per share. Net proceeds from the follow-on public offering were approximately $31,549,000 after deducting underwriting discounts and commissions of approximately $2,415,000 and expenses of approximately $538,000.

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

On January 30, 2018, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-40 reverse stock split of the Company’s common stock and convertible preferred stock. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All common stock, convertible preferred stock, stock options and warrants, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The reverse stock split was effected on January 30, 2018.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2017 and 2016. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2017 and 2016, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of December 31, 2017 and 2016.  Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2017 and 2016.

The Company’s accounts receivable are due from a variety of health care organizations in the United States and select international markets. At December 31, 2017 and 2016, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2017 and 2016, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. If the estimate of future demand is too high, the Company may have to increase the reserve for excess inventory for that product and record a charge to the cost of revenues. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to an offering of equity securities, were capitalized. The deferred offering costs will be offset against proceeds from the public offering upon the effectiveness of the public offerings in fiscal 2018.  As of December 31, 2017 and 2016, there were $464,000 and zero deferred offering costs capitalized in other assets on the balance sheet.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2017.

Revenue Recognition

The Company’s revenues are derived from (1) sale of its Lightbox (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company recognizes revenue in accordance with ASC 605-10, Revenue Recognition, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the fee is probable and delivery has occurred. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

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

The Company evaluates its lease and commercial evaluation program agreements and accounts for these contracts under the guidance in ASC 840, Leases and ASC 605-25, “Revenue Recognition—Multiple Element Arrangements”. The guidance requires arrangement consideration to be allocated between a lease deliverable and a non-lease deliverable based upon the relative selling-price of the deliverables, using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price (“BESP”). The Company allocates arrangement consideration using BESP.

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

	Year Ended December 31,
	2017	2016
Balance beginning of year	$509	$70
Warranty provision	306	1,048
Usage/Release	(425)	(609)
Balance end of year	$390	$509

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include personnel and personnel-related costs, costs associated with pre-clinical and clinical development activities, and costs for prototype products that are manufactured prior to market approval for that prototype product; internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs, including allocated facility and related expenses.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of approximately $101,000 and $526,000 were expensed during the years ended December 31, 2017 and 2016, respectively.

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

Prior to the Company’s IPO in January 2015, the fair value of the Company’s common stock was determined by its Board of Directors with assistance from management and third-party valuation specialists. Management’s approach to estimate the fair value of the Company’s common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Management considered several factors to estimate enterprise value, including significant milestones that would generally contribute to increases in the value of the Company’s common stock. Following the closing of the Company’s IPO, the fair value of its common stock is determined based on the closing price of its common stock on The Nasdaq Capital Market.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income (expense), net. During the years ended December 31, 2017 and 2016, the Company recorded $11,000 and $12,000 of foreign currency exchange net losses, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2017 and 2016, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of December 31, 2017 and 2016, there we no shares subject to repurchase.  Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Net loss	$(48,732)	$(56,128)
Weighted average common stock outstanding	652	414
Net loss per share, basic and diluted	$(74.74)	$(135.57)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	December 31,
	2017	2016
Common stock options	76,644	92,509
Unvested restricted stock units	5,089	5,355
Common stock warrants	53,715	53,715
	135,448	151,579

Comprehensive Loss

For the years ended December 31, 2017 and 2016, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the years ended December 31, 2017 and 2016, 95% and 96%, respectively, of the Company’s revenues, were in the United States, based on the shipping location of the external customer.

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718)”: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including income tax consequences, application of award forfeitures to expense, classification on the statement of cash flows, and classification of awards as either equity or liabilities. This guidance was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes”, which requires entities to present its deferred tax assets and deferred tax liabilities as noncurrent in its financial statements. The guidance was effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company’s elected to adopt this standard as of January 1, 2017, on a prospective basis. The adoption of this new guidance does not create any impact to the Company’s financial statements due to the fact that no deferred tax assets or liabilities have been reported in its financial statements. This will likely remain the case if the Company continues to incur additional losses, which requires it to maintain a full valuation allowance as it will be more-likely-than-not that its deferred tax assets are not realizable.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)”: Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606)”: Identifying Performance Obligations and Licensing to clarify on how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”: Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the Transition Resource Group, (the “TRG”) in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

The Company adopted the revenue accounting standards on January 1, 2018 using the modified retrospective approach, with the cumulative effect being recorded within retained earnings on January 1, 2018.  The new revenue standard is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company has determined that the new guidance will not have a material impact on its financial statements but will have an impact upon financial statement disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company does not currently anticipate that the adoption of this standard will have a material impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230)”: Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718)”. ASU No. 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of ASU No. 2017-09 to have a material impact on the Company’s financial statements.

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

As of December 31, 2017 and 2016, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of December 31, 2017 and 2016, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the years ended December 31, 2017 and 2016.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$1,286	$5,706
Finished products	3,009	2,756
Total inventories	$4,295	$8,462

As of December 31, 2017 and 2016, there were no work-in-process inventories.

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Computer software	$248	$456
Computer equipment	717	1,268
Machinery and equipment	3,351	4,313
Furniture and fixture	517	636
Leasehold improvements	638	679
Equipment held by customers	2,997	3,475
	8,468	10,827
Less: Accumulated depreciation and amortization	(5,564)	(6,389)
Add: Construction-in-progress	46	117
	$2,950	$4,555

Depreciation expense for the years ended December 31, 2017 and 2016, was $1,476,000 and $1,506,000, respectively. Amortization of capital leased assets included in depreciation for the years ended December 31, 2017 and 2016, was $9,000 and $11,000, respectively. Property and equipment includes certain equipment that is leased to customers and located at customer premises. The Company retains the ownership of the leased equipment and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers of $735,000 and $539,000, was recorded in cost of revenues during the years ended December 31, 2017 and 2016, respectively.  The net book value of this equipment was $1,811,000 and $2,587,000 at December 31, 2017 and 2016, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued litigation settlement	$1,760	$—
Accrued interest payable	364	1,220
Accrued professional services	288	43
Accrued travel expenses	90	429
Accrued sales, use and other taxes	21	40
Accrued warranty	390	509
Sales return allowance	55	43
Accrued clinical trial costs	57	134
Accrued restructuring charge	98	—
Other accrued liabilities	474	649
	$3,597	$3,067

7. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company may borrow up to $50,000,000 in principal amount from CRG on or before March 29, 2017. The Company borrowed $30,000,000 on September 22, 2015. The Company borrowed an additional $10,000,000 on June 15, 2016 under the Loan Agreement. The Company would have been eligible to borrow an additional $10,000,000, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions, but those milestones were not achieved. Under the Loan Agreement, the first sixteen quarterly payments are interest-only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company makes quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest-only period, the Company may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the borrowings. To date, the Company has elected the PIK interest option to the extent available and has made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021.

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

On December 14, 2017, the Company entered into a waiver and consent agreement (the “Waiver and Consent”) with CRG.  The Waiver and Consent provided for the waiver of the minimum required revenue financial covenant for the twelve-month period beginning January 1, 2017, as required under the terms of the Loan Agreement.  Pursuant to the Waiver and Consent, CRG also consented to the Company’s payment of the cash interest payment due on December 31, 2017 in the form of a PIK loan instead.  As of December 31, 2017, the Company was in compliance with all applicable covenants.

As of December 31, 2017, principal and PIK payments under the Loan Agreement follows (in thousands):

Period Ending December 31,	Principal and PIK Loan Repayments
2018	$—
2019	—
2020	10,000
2021	20,000
2022 and after	10,000
40,000
Add: Accretion of closing fees	994
Add: PIK	4,466
45,460
Less: Amount representing debt financing costs	(716)
Borrowings, net of current portion	$44,744

Contemporaneously with the execution of the Loan Agreement, the Company entered into a Securities Purchase Agreement (the “CRG Purchase Agreement”) with CRG which allowed it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 8,705 shares of common stock on September 22, 2015 at a price of $559.64 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $558.80 yielding a $0.84 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the CRG Purchase Agreement based on the relative fair values of each security. The portion of the premium allocated to the borrowings is being amortized over the term of the Loan Agreement. Pursuant to the CRG Purchase Agreement, the Company filed a shelf registration statement covering, among other things, the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000 as contra-debt. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and Securities Purchase Agreement with CRG of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2017 and 2016, the balance of the aggregate debt discount was $716,000 and $919,000, respectively.  The Company’s interest expense associated with the debt discount amounted to $203,000 and $196,000 during the years ended December 31, 2017 and 2016, respectively.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at December 31, 2017 and 2016 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

In September 2015, in connection with the consummation of the Loan Agreement with CRG, the Company repaid all amounts outstanding under the Agreement. The payoff amount of $21,363,000 included accrued interest through the repayment date of $563,000 and $200,000 as an end-of-term final payment fee recorded in other income (expense), net on the statement of loss and comprehensive loss. For the years ended December 31, 2017 and 2016, the Company incurred interest expense of $121,000 and $380,000, respectively.

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interests obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, was used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $364,000 and $1,463,000, representing the net present value of the future minimum royalty obligation as of December 31, 2017 and 2016, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities as of December 31, 2017 and 2016, on the balance sheet.

Additionally, until April 2018, the Company must periodically pay PDL a percentage of its net revenue and comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company was in compliance with the covenants under the Agreement as of December 31, 2017.

8. Capital Leases

Capital lease obligations consist of leased office equipment. As of December 31, 2017 and 2016, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $14,000 and $39,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of December 31, 2017, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2018	$13
2019	1
Total minimum payments	14
Less: Amount representing future interest	—
Present value of minimum lease payments	$14

9. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and were amortized as a reduction to rent expense over the original term of the Company’s operating lease. In February 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $1,833,000 and $1,098,000 for the years ended December 31, 2017 and 2016, respectively.

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities (Note 10). The sublease agreement commenced on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee pays a base rent of $3.25 per rentable square foot, for a total of $79,950 per month, increasing to $3.35 per rentable square foot, for a total of $82,410 per month as of December 1, 2018. In addition to the base rent, the sublessee pays the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

The future aggregate minimum lease payments, net of sublease income, as of December 31, 2017, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2018	$1,071
2019	1,009
Total minimum lease payments	$2,080

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments that were payable within one year to suppliers for purchases totaling $1,172,000 and $3,542,000 as of December 31, 2017 and 2016, respectively.

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

The Company and its directors believes that the foregoing lawsuits are entirely without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, on February 8, 2018, the Company participated in a mediation to explore whether a settlement could be reached. While a settlement was not reached then, the parties continued discussions and they ultimately reached agreement.  On March 19, 2018, the Company entered into a binding memorandum of understanding to settle the securities class actions pending against the Company and several of its officers and directors. The settlement is for a total of $5 million and, if approved by the court, will result in a full release of claims against all defendants. The settlement is subject to final documentation, notice to class members, and approval of the court. The Company’s total contribution to the settlement fund is $1.76 million.   As such, the Company included $1.76 million for litigation settlement within accrued expenses and other current liabilities as of December 31, 2017.

10.  Restructuring Charges and Expenses

In April 2017, the Company undertook an organizational realignment which included a reduction in force, lowering its total headcount by approximately 33% compared to December 31, 2016. Accordingly, the Company recorded a restructuring charge of approximately $519,000, relating to severance related costs at that time. As of December 31, 2017, all of the total severance related costs related to the April 2017 termination of 44 employees had been paid.

In September 2017, the Company effected a cost reduction plan, which included a company-wide reduction in force, lowering its total headcount by 24 employees. The Company recorded a restructuring charge of approximately $416,000, relating to severance related costs at that time. In October 2017, the Company subleased one of its facilities and ceased to use the facility as part of the cost reduction plan.  The Company recorded a restructuring charge of approximately $388,000 relating to the cost to exit the facility.  As of December 31, 2017, all of the total severance related costs related to the termination of 24 employees had been paid. As of December 31, 2017, $98,000 of the total costs to exit the facility was included within accrued expenses and other current liabilities.

11. Stockholders’ Equity (Deficit)

Preferred Stock

At December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which no shares were issued and outstanding.

Common Stock

At December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 833,597 shares were issued and outstanding.

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

The warrants are immediately exercisable, at an exercise price per share of $504.00, and expire upon the earlier of September 2, 2019 or upon the consummation of a change of control of the Company. The Company determined that these common stock warrants meet the requirements for equity classification. In connection with the issuance of its Series E Convertible preferred stock in September through December 2014, the Company issued warrants to purchase an aggregate of 33,314 shares of common stock. The common stock warrants were recorded at their allocated fair value of $175,000 within stockholders’ equity (deficit).

In connection with the issuance of the Company’s Series E Convertible preferred stock in January 2015, the Company issued warrants to purchase an aggregate of 6,129 shares of common stock. The common stock warrants were recorded at their allocated fair value of $804,000 within stockholders’ equity (deficit).

On January 14, 2015, the Company amended its Series E Convertible preferred stock Purchase Agreement to provide for the issuance of common stock warrants to each investor who purchased shares of Series E Convertible preferred stock equal to 70% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor. As with the common stock warrants previously issued, any new common stock warrants were immediately exercisable, at an exercise price of $504.00 per share, and expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company. As a result of this amendment to the Series E Convertible preferred stock Purchase Agreement, the Company issued additional warrants to purchase 15,801 shares of common stock to investors who previously acquired shares of Series E Convertible preferred stock from September 2014 through January 2015.

As of December 31, 2017 and 2016, warrants to purchase an aggregate of 53,715 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 33,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 42,250 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the 2015 Plan was increased by 29,720 shares of common stock. As of December 31, 2017, 69,641 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(in thousands)
Balance at December 31, 2015	83,445	$299.29	$50,827
Options granted	17,468	$472.18
Options exercised	(572)	$180.74
Options cancelled	(7,832)	$511.20
Balance at December 31, 2016	92,509	$314.73	$5
Options granted	27,115	$291.14
Options exercised	—	$—
Options cancelled	(42,980)	$340.89
Balance at December 31, 2017	76,644	$291.72	$—

Additional information related to the status of options as of December 31, 2017 is summarized as follows:

Options Outstanding and Vested as of December 31, 2017
Options Outstanding				Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$20.40	50	9.56	$20.40	—	$20.40
$82.00	8,927	9.21	$82.00	—	$82.00
$105.20	575	9.18	$105.20	127	$105.20
$142.00	688	8.84	$142.00	688	$142.00
$147.20	321	8.82	$147.20	134	$147.20
$162.00	105	1.44	$162.00	105	$162.00
$180.00	31,117	7.01	$180.00	23,853	$180.00
$198.00	15,628	6.90	$198.00	15,628	$198.00
$204.80	200	8.57	$204.80	78	$204.80
$436.40	100	7.18	$436.40	68	$436.40
$440.40	234	8.44	$440.40	234	$440.40
$495.20	824	8.33	$495.20	345	$495.20
$504.00	1,298	3.55	$504.00	1,298	$504.00
$518.40	1,499	8.19	$518.40	655	$518.40
$519.60	4,412	8.17	$519.60	3,151	$519.60
$594.00	929	5.26	$594.00	714	$594.00
$608.40	332	7.58	$608.40	203	$608.40
$708.80	50	7.83	$708.80	27	$708.80
$784.40	3,828	7.97	$784.40	2,873	$784.40
$810.00	4,049	8.04	$810.00	1,331	$810.00
$882.00	756	8.96	$882.00	42	$882.00
$900.00	722	4.57	$900.00	722	$900.00
	76,644	7.41	$291.72	52,276	$288.31

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2017 and 2016 was $30.65 and $219.91 per share, respectively. As of December 31, 2017, the weighted average remaining contractual life of options outstanding and vested was 6.96 years. As of December 31, 2017, the aggregate intrinsic value of options outstanding and vested was none. The aggregate intrinsic value of options exercised was none and $135,000 during the years ended December 31, 2017 and 2016, respectively. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2017 and 2016.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2015	2,271	$756.56	3.88	$2,063
Awarded	4,633	$519.20
Released	(467)	$721.60
Forfeited	(1,082)	$598.40
Awards outstanding at December 31, 2016	5,355	$561.90	3.09	$793
Awarded	7,782	$114.41
Released	(1,136)	$526.10
Forfeited	(6,912)	$302.60
Awards outstanding at December 31, 2017	5,089	$237.78	2.87	$37

As of December 31, 2017, $962,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.87 years. The Company used the closing market price of $7.28 per share at December 31, 2017, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 12,500 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 12,325 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the ESPP was increased by 8,916 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of December 31, 2017, approximately 19,095 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $107,000 and $372,000 in stock-based compensation expense related to the ESPP for the year ended December 31, 2017 and 2016, respectively.

12. Stock-Based Compensation

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

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. During the year ended December 31, 2016, the Company estimates a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach.  The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following average assumptions:

	Year Ended December 31,
	2017	2016
Expected term (years)	5.9	6.1
Expected volatility	57.2%	49.7%
Risk-free interest rate	2.2%	1.5%
Dividend rate	—	—

As of December 31, 2017 and 2016, the total unamortized compensation expense related to stock options granted to employees and directors was $2,979,000 and $12,312,000, respectively, which is expected to be amortized over the next 1.45 and 2.33 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2017	2016
Expected term (years)	0.5	0.5
Expected volatility	109.2%	72.1%
Risk-free interest rate	0.78%	0.41%
Dividend rate	—	—

The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. The total fair value of shares vested pursuant to RSUs in the year ended December 31, 2017 and 2016 was $598,000 and $486,000, respectively. As of December 31, 2017, total unamortized stock-based compensation expense related to unvested RSUs was $962,000, with a weighted-average remaining recognition period of 2.87 years.

Total noncash stock-based compensation expense relating to the Company’s stock options, ESPP and RSUs recognized, before taxes, during the years ended December 31, 2017 and 2016, is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Cost of revenues	$269	$608
Research and development expenses	1,766	2,732
Selling, general and administrative expenses	2,931	4,052
	$4,966	$7,392

13. Income Taxes

For the years ended December 31, 2017 and 2016, the Company’s provision for income taxes consisted of zero state income tax expense. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Tax at federal statutory rate	$(16,565)	$(19,077)
Federal Tax Rate Remeasurement	35,953	—
State taxes, net of federal benefit	993	—
Permanent differences	525	1,023
Change in valuation allowance	(22,554)	18,321
Research credits	(229)	(245)
Other	1,877	(22)
Provision for taxes	$—	$—

Significant components of the Company’s net deferred tax assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Federal, state and foreign net operating lossses	$62,057	$82,353
Research and other credits	3,632	2,953
Fixed assets	604	623
Interest	593	581
Accruals and other	3,615	4,906
Total deferred tax assets	70,501	91,416
Less: Valuation allowance	(70,501)	(91,416)
Net deferred tax assets	$—	$—

The valuation allowance decreased by $20,915,000 and increased by $20,232,000 during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $258,370,000, which begin to expire in 2027, and state net operating loss carryforwards of approximately $191,940,000, which begin to expire in 2018.

As of December 31, 2017, the Company had federal research and development credit carryforwards of approximately $2,796,000, which expire in the years 2027 through 2037, and state research and development credit carryforwards of approximately $3,029,000. The state research and development credit can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of the net operating loss, and credit carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.  On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law with many significant changes to the U.S. tax laws. The Tax Act limits the utilization of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income per year. However, existing NOLs that arose in years prior to December 31, 2017 are not affected by these provisions. Our ability to utilize NOLs arising in future tax periods may be limited by the Tax Act.

The Company had unrecognized tax benefits of approximately $1,747,000 and $1,536,000, as of December 31, 2017 and 2016, of which $1,557,000 and $1,266,000, respectively, would affect the effective tax rate if recognized, before consideration of the valuation allowance.

A reconciliation of the unrecognized tax benefits from January 1, 2016 through December 31, 2017 is as follows (in thousands):

	As of December 31,
	2017	2016
Balance at beginning of year	$1,536	$3,902
Increase/decrease based on the tax positions in the current year	211	(2,593)
Additions for tax positions of prior year	—	227
Balance at end of year	$1,747	$1,536

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $36 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no income statement impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118) which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax and deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

14. Related-Party Transactions

During the years ended December 31, 2017 and 2016, the Company purchased marketing services from Recreation, Inc., a brand strategy and design agency headquartered in San Francisco, California for $130,000 and $697,000, respectively.  John D. Simpson, the Company’s former Senior Vice President of Sales, was the Chief Executive Officer of Recreation, Inc. until March 2015 and is the son of Dr. John B. Simpson, the Company’s founder and former Executive Chairman of the Board of Directors. As of December 31, 2017 and 2016, amounts due to Recreation, Inc., included in accounts payable and accrued liabilities, were none and $6,000, respectively.

From October 2013 through July 2014, the Company entered into convertible notes with certain investors, including existing stockholders, some members of the Board of Directors and their affiliated companies and some members of management for a total aggregate principal amount of $18,192,000 (Note 8) and issued warrants to purchase shares of the Company’s common stock at an exercise price of $504.00 per share. The issuance of $5,122,000 of the total aggregate principal amount of the convertible notes was considered a related-party transaction. In September 2015, the Company repaid all amounts outstanding under the convertible notes. For the years ended December 31, 2017 and 2016, the Company did not recognize any interest expense related to the related-party convertible notes within interest expense in the Company’s statements of operations and comprehensive loss.

In April 2015, the Company entered into an agreement with Chansu Consulting, LLC (“Chansu”) to provide consulting services related to regulatory affairs. The General Partner of Chansu is the son-in-law of Dr. John B. Simpson, the Company’s founder and former Executive Chairman of the Board of Directors. For the year ended December 31, 2017 and 2016, Chansu provided regulatory consulting services of $1,000 and $3,000, respectively. As of December 31, 2017 and 2016, there were no amounts due to Chansu included in accounts payable and accrued liabilities.

In October 2015, the Company entered into an agreement with Consensys Imaging Service (“Consensys”) to provide field engineers to assist the Company with the installation, service and maintenance of its Lightbox consoles. Jeffrey M. Soinski, the Company’s President, Chief Executive Officer and a member of its Board of Directors was also a member of the Board of Directors of Consensys until October 2017. For the year ended December 31, 2017 and 2016, Consensys provided services of $188,000 and $123,000, respectively. As of December 31, 2017 and 2016, amounts due to Consensys included in accounts payable and accrued liabilities, were $6,000 and $20,000, respectively.

15. 401(k) Plan

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

16. Subsequent Events

2015 Equity Incentive Plan

In January 2018, the number of shares of common stock authorized for issuance under the 2015 Plan was automatically increased by 29,720 shares, which was ratified by the Company’s Board of Directors.

2015 Employee Stock Purchase Plan

In January 2018, the number of shares of common stock authorized for issuance under the 2015 ESPP was automatically increased by 8,916 shares, which was ratified by the Company’s Board of Directors.

Reverse Stock Split

On January 30, 2018, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-40 reverse stock split of the Company’s common stock and convertible preferred stock. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All common stock, convertible preferred stock, stock options and warrants, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The reverse stock split was effected on January 30, 2018.

Borrowings

On January 24, 2018, the Company entered into a waiver agreement (the “Waiver”) with CRG.  The Waiver provided for the waiver of the $5,000,0000 minimum liquidity financial covenant and reduced it to $2,500,000 for the period beginning January 1, 2018 through February 28, 2018, as required under the terms of the Loan Agreement and waived any event of default resulting from non-compliance with the $5,000,000 minimum liquidity financial covenant.

On February 14, 2018, the Company entered into Amendment No. 2 to the Term Loan Agreement (the “Amendment No. 2 Loan Agreement”) with CRG.  Under its terms, the Amendment No. 2 Loan Agreement, among other things: (1) extended the interest-only period through June 30, 2021; (2) extended the period during which the Company may elect to pay a portion of interest in PIK interest payments through June 30, 2021 so long as no default has occurred and is continuing; (3) permitted the Company to make its entire interest payments in PIK interest payments for through December 31, 2019 so long as no default has occurred and is continuing; (4) extended the maturity date to June 30, 2023; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018 and 2019; (7) reduced the minimum revenue covenant to $15 million for 2020, $20 million for 2021 and $25 million for 2022;  and (8) provided CRG with board observer rights.

Series A Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus the back-end fee and prepayment premium applicable thereto) under the Loan Agreement into newly authorized Series A preferred stock.  Under the terms of the Series A Purchase Agreement the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.  The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock is subject to a lockup agreement through February 14, 2019.

Series B Preferred Stock and Common Stock Warrants

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”) and warrants to purchase 17,979,000 shares of common stock (the “Series B Offering”).  As a result, the Company received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million.  The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest.  Each share of Series B preferred stock is accompanied by one warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock (the “Series 1 warrants”) and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date (the “Series 2 warrants”).  In addition, pursuant to the Series A Purchase Agreement, the Company issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering.  The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million.  The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 30, 2018	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2018	/s/ Matthew B. Ferguson
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

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer); Director	March 30, 2018
Jeffrey M. Soinski

/s/ Matthew B. Ferguson	Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)	March 30, 2018
Matthew B. Ferguson

/s/ Donald. A. Lucas	Director	March 30, 2018
Donald A. Lucas

/s/ James B. McElwee	Director	March 30, 2018
James B. McElwee

/s/ James G. Cullen	Director	March 30, 2018
James G. Cullen