Form 10-K/A
period 2017-12-31
Avinger Inc
filed 2018-04-26
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Avinger, Inc. (the “Company”) for the fiscal year ended December 31, 2017, initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018 (the “Original Filing”), is being filed to correct certain errors in the reports of the independent registered public accounting firms in the Original Filing.

This Amendment No. 1 is being filed solely to correct the reports of the independent registered public accounting firms as follows:

(a)         with respect to the opinion of Ernst & Young LLP, to (i) change the reference to the Note discussing the Reverse Stock Split from Note 18 to Note 16 and (ii) change the date of the report with respect to the Reverse Stock Split from February 8, 2018 to February 9, 2018; and

(b)         with respect to the opinion of Moss Adams LLP, to revise the reference to the financial statement schedule included in the Index at Item 15(a) and to move the going concern uncertainty explanatory paragraph after the opinion section.

In addition, pursuant to the rules of the SEC, “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety in this Amendment, however, the only change in Item 8 from the Original Filing has been to correct the reports of the independent registered public accounting firms. Further, the exhibit list in Item 15 of Part IV of the Original Filing has been amended to contain current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents the Company has filed with the SEC subsequent to the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

“Avinger,” “Pantheris,” and “Lumivascular” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this Amended Annual Report on Form 10-K/A are our property. Other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Amended Annual Report on Form 10-K/A appear without the ™ symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a separate section of this Annual Report on Form 10-K immediately following Part IV and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The following Financial Statements are filed as part of this Annual Report on Form 10-K:

(a)(2)                  Financial Statement Schedules

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2016	$20	$3	$2	$21
Fiscal year ended 2017	$21	$125	$—	$146

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2016	$59	$114	$130	$43
Fiscal year ended 2017	$43	$87	$75	$55

(a)(3)                  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4(3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.5(4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
4.1 (5)	Specimen Common Stock certificate of the registrant.
4.2(4)	Specimen Series 1/2 warrant of the registrant.
10.1 (6)	Form of Indemnification Agreement for directors and executive officers.
10.2 (7)	2009 Stock Plan and Form of Option Agreement thereunder.

10.3 (7)	2014 Preferred Stock Plan.
10.4 (6)	2015 Equity Incentive Plan.
10.5 (6)	Form of Restricted Stock Unit Award Agreement.
10.6 (6)	Form of Stock Option Agreement.
10.7 (6)	2015 Employee Stock Purchase Plan.
10.8 (6)	Executive Incentive Compensation Plan.
10.9 (7)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.
10.10 (7)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (7)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (8)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.13 (7)	Credit Agreement dated April 18, 2013 by and between the registrant and PDL Biopharma.
10.14 (7)	Security Agreement dated April 18, 2013 by and between the registrant and PDL BioPharma.
10.15 (7)	Employment Letter dated November 5, 2014 by and between the registrant and John B. Simpson.
10.16 (7)	Employment Letter dated April 2, 2014 by and between the registrant and John D. Simpson.
10.17 (7)	Employment Letter dated December 29, 2010 by and between the registrant and Matthew B. Ferguson.
10.18 (7)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.19 (7)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and John B. Simpson.
10.20 (7)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and Matthew B. Ferguson.
10.21 (14)	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.22 (3)	Registration Rights Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.23 (7)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between the registrant and holders of convertible promissory notes.
10.24 (7)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between the registrant and holders of convertible promissory notes.
10.25 (8)

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.26 (8)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.27(9)	Sales Agreement dated as of February 3, 2016, between the Registrant and Cowen and Company, LLC.
10.28(10)	Purchase Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.29(10)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.30(11)	Separation Agreement and Release, dated as of December 6, 2017, by and between the registrant and John B. Simpson.
10.31(12)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.32(13)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.33(3)	Amendment No. 2 to Term Loan Agreement, dated as of February , 2018, by and among the registrant and the lenders party thereto.

10.34(3)	Series A Preferred Stock Purchase Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(14)	XBRL Instance Document
101.SCH(14)	XBRL Taxonomy Extension Schema Document
101.CAL(14)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(14)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(14)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(14)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.
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

(11)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2017, and incorporated by reference herein.
(12)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(13)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.
(14)	Previously filed as an Exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018.

ITEM 16.              FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, and the

Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Avinger, Inc. (the “Company”) as of December 31, 2017, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

San Francisco, California

March 14, 2017,

except for the Reverse Stock Split paragraph in Note 16, as to which the date is

February 9, 2018

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

Avinger, Inc.
(Registrant)

Date: April 25, 2018	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2018	/s/ Matthew B. Ferguson
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

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer); Director	April 25, 2018
Jeffrey M. Soinski

/s/ Matthew B. Ferguson	Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)	April 25, 2018
Matthew B. Ferguson

*	Director	April 25, 2018
Donald A. Lucas

*	Director	April 25, 2018
James B. McElwee

*	Director	April 25, 2018
James G. Cullen

*By:	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Attorney-in-Fact