Form 10-Q
period 2018-03-31
Avinger Inc
filed 2018-05-15
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 10, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 5,562,872.

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

•                  the expected timing of 510(k) clearances by FDA for enhanced versions of Pantheris;

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$14,418	$5,389
Accounts receivable, net of allowance for doubtful accounts of $140 and $146 at March 31, 2018 and December 31, 2017, respectively	1,354	1,127
Inventories	4,007	4,295
Prepaid expenses and other current assets	1,163	640
Total current assets	20,942	11,451

Property and equipment, net	2,431	2,950
Other assets	590	687
Total assets	$23,963	$15,088

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,160	$1,273
Accrued compensation	955	863
Accrued expenses and other current liabilities	907	3,597
Borrowings	7,521	44,744
Preferred stock dividends payable	410	—
Total current liabilities	11,953	50,477
Other long-term liabilities	111	301
Total liabilities	12,064	50,778

Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):

Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at March 31, 2018 and December 31, 2017 Shares issued and outstanding: 52,762 and none at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at March 31, 2018 and December 31, 2017 Shares issued and outstanding: 4,384,224 and 833,597 at March 31, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital	323,504	265,636
Accumulated deficit	(311,608)	(301,327)
Total stockholders’ equity (deficit)	11,899	(35,690)
Total liabilities and stockholders’ equity (deficit)	$23,963	$15,088

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$1,809	$3,491
Cost of revenues	1,415	4,075
Gross profit (loss)	394	(584)
Operating expenses:
Research and development	1,777	3,923
Selling, general and administrative	4,260	9,318
Total operating expenses	6,037	13,241
Loss from operations	(5,643)	(13,825)
Interest income	33	32
Interest expense	(4,672)	(1,550)
Other income (expense), net	1	3
Net loss and comprehensive loss	(10,281)	(15,340)
Accretion of preferred stock dividends	(410)	—
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	(5,216)	—
Net loss applicable to common stockholders	$(15,907)	$(15,340)
Net loss per share attributable to common stockholders, basic and diluted	$(7.99)	$(25.74)
Weighted average common shares used to compute net loss per share, basic and diluted	1,992	596

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(10,281)	(15,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	428
Amortization of debt issuance costs and debt discount	(128)	62
Stock-based compensation	619	1,542
Noncash interest expense and other charges	4,705	536
Provision for doubtful accounts receivable	(6)	94
Provision for excess and obsolete inventories	(79)	1,257
Changes in operating assets and liabilities:
Accounts receivable	(221)	1,387
Inventories	563	(1,165)
Prepaid expenses and other current assets	(523)	(697)
Other assets	98	—
Accounts payable	486	(446)
Accrued compensation	92	(619)
Accrued expenses and other current liabilities	(2,288)	(8)
Other long-term liabilities and accrued interest	(191)	(294)
Net cash used in operating activities	(6,877)	(13,263)

Cash flows from investing activities
Purchase of property and equipment	46	(29)
Net cash provided by (used in) investing activities	46	(29)

Cash flows from financing activities
Principal paydown of capital lease obligations	—	(6)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	15,534	—
Proceeds from the issuance of common stock related to CRG loan, net of issuance costs	—	236
Proceeds from public offerings, net of issuance costs	326	—
Net cash provided by financing activities	15,860	230

Net change in cash and cash equivalents	9,029	(13,062)
Cash and cash equivalents, beginning of period	5,389	36,096
Cash and cash equivalents, end of period	14,418	$23,034

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,193

Noncash operating and financing activities:
Conversion of CRG loan principal into Series A preferred stock	$38,000	$—
Series A preferred stock accrued dividends	$410	$93
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	$5,216	$0

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

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2018, the Company had an accumulated deficit of $311,608. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $14,418,000 at March 31, 2018 and expected revenues will be sufficient to allow the Company to fund its current operations until approximately October 31, 2018. The Company will seek additional sources of funding in the form of debt financing or equity issuances, however, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at March 31, 2018 and December 31, 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause. On November 3, 2017, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated to purchase, at the Company’s request, up to $15,000,000 of the Company’s common stock over a 30-month period, subject to certain limitations set forth in the agreement (the “Lincoln Park Purchase Agreement”).  As a fee for Lincoln Park’s commitment to purchase such shares, the Company issued 23,584 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Purchase Agreement, the Company filed a registration statement on Form S-1 on November 6, 2017 for up to 248,750 of such shares, which registration statement was declared effective by the SEC on November 17, 2017.

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

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,000,000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three months ended March 31, 2018 and 2017, the Company sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, the Company is unable to issue more shares in its “at-the-market” program at this time. In August 2016, the Company issued and sold 246,445 shares of its common stock in its follow-on public offering, which includes the exercise in full by the underwriters of their option to purchase 32,145 shares of common stock, at a public offering price of $140.00 per share. Net proceeds from the follow-on public offering were approximately $31,549,000 after deducting underwriting discounts and commissions of approximately $2,415,000 and expenses of approximately $538,000.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2018, are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any other interim period or for any future year. The December 31, 2017 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 30, 2018. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

On January 30, 2018, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-40 reverse stock split of the Company’s common stock. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All common stock, stock options and warrants, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The reverse stock split was effected on January 30, 2018.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2018 and December 31, 2017. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of March 31, 2018 and December 31, 2017, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of March 31, 2018 and December 31, 2017. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2018 and December 31, 2017.

The Company’s accounts receivable are due from a variety of health-care organizations in the United States and select international markets. At March 31, 2018 and December 31, 2017, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2018 and 2017, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Revenue Recognition

The Company’s revenues are derived from (1) sale of its Lightbox (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

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

The Company evaluates its lease and commercial evaluation program agreements and accounts for these contracts under the guidance in ASC 840, Leases and Accounting Standards Update No. 2014 09, Revenue from Contracts with Customers (Topic 606). The guidance requires arrangement consideration to be allocated between a lease deliverable and a non-lease deliverable based upon the relative selling-price of the deliverables, using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price (“BESP”). The Company allocates arrangement consideration using BESP.

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

Amount
Balance at December 31, 2017	$(390)
Warranty provision	—
Usage/Release	5
Balance at March 31, 2018	$(385)

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of March 31, 2018 and 2017, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(15,907)	$(15,340)
Weighted average common stock outstanding	1,992	596
Net loss per share attributable to common stockholders, basic and diluted	$(7.99)	$(25.74)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended March 31,
	2018	2017
Common stock warrants	18,032,715	53,803
Common stock options	55,862	112,259
Preferred stock	52,762	—
Unvested restricted stock units	3,457	11,115
	18,144,796	177,177

Comprehensive Loss

For the three months ended March 31, 2018 and 2017, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended March 31, 2018 and 2017, 92% and 96%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

Recent Accounting Pronouncements

In May 2014, the “FASB” issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)”: Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606)”: Identifying Performance Obligations and Licensing to clarify how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”: Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the Transition Resource Group, (the “TRG”) in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

The adoption of ASC 606, using the modified retrospective approach in the first quarter of 2018 did not have a material impact on the Company’s financial statements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018.  The Company is in the process of developing a project plan and establishing teams to implement the guidance.  Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, the Company expects that all of its operating lease commitments with a term will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2017, “the FASB issued ASU No. 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20)”: Premium Amortization on Purchased Callable Debt Securities.  This update shortens the premium amortization period for certain purchased callable debt securities held at a premium.  ASU 2017-08 is effective for public entities for annual periods beginning after December 15, 2018.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220)”.  This update provides companies with the option to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) from accumulated other comprehensive income to retained earnings.  ASU 2018-02 is effective for public entities for annual periods beginning after December 15, 2018, with early adoption permitted.  The Company has not determined the potential effects of the guidance on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”.  This update amends the certain paragraphs in ASC 740 to reflect the provisions of SEC Staff Accounting Bulletin (SAB) 118, which provides guidance for companies that are not able to complete their accounting for income tax effects of the 2017 Tax Act in the period of enactment.  ASU 2018-05 is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

As of March 31, 2018 and December 31, 2017, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2018 and December 31, 2017, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2018 and 2017.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$759	$1,286
Work-in-process	187	—
Finished products	3,061	3,009
Total inventories	$4,007	$4,295

5. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company had the right to borrow up to $50,000,000 in principal amount from CRG on or before March 29, 2017. The Company borrowed $30,000,000 on September 22, 2015. The Company borrowed an additional $10,000,000 on June 15, 2016 under the Loan Agreement. The Company would have been eligible to borrow an additional $10,000,000, on or prior to March 29, 2017, upon achievement of certain revenue milestones, among other conditions, but those milestones were not achieved.

On October 28, 2016, the Company and CRG amended the Loan Agreement to reduce the minimum revenue that the Company was required to achieve in 2016 to $18,000,000. On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38,000,000 of the principal amount of the senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock (see Note 8, below). For the three months ended March 31, 2018, the $3,800,000 was accounted for in the condensed statement of operations and comprehensive loss as interest expense.

Under the Loan Agreement, as in effect prior to amendment, the first sixteen quarterly payments were to be interest only payments, and the last eight quarterly payments were to be equal installments in which interest and principal amounts would be paid. Interest is calculated at a fixed rate of 12.5% per annum. The Company makes quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest only period, the Company had the right to elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind (“PIK”) for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the borrowings. To date, the Company has elected the PIK interest option to the extent available and has made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. Under the original Loan Agreement, all unpaid principal, and accrued and unpaid interest, was to be due and payable in full on September 30, 2021.

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing required the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any PIK was to be payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets. The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the original Loan Agreement included a covenant that the Company maintain a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve minimum revenue of $7,000,000 in 2015, $23,000,000 in 2016, $40,000,000 in 2017, $50,000,000 in 2018, $60,000,000 in 2019 and $70,000,000 in 2020 and in each year thereafter, as applicable. On October 28, 2016, the Company amended the terms of the Loan Agreement, to reduce the minimum revenue that the Company must achieve in 2016 to $18,000,000. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change.

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

On February 14, 2018, the Company entered into Amendment No. 2 to the Loan Agreement to, among other things:

•                  extend the interest only payment period and the period during which the Company may elect to pay a portion of the interest in PIK interest payments through June 30, 2021;

•                  permit the Company to make the entire interest payment for payment dates in 2018 and 2019 in PIK interest payments, provided no default has occurred and is continuing;

•                  extend the maturity date to June 30, 2023;

•                  modify certain of the covenants, including the indebtedness covenant, lien covenant and restricted payments covenant, to eliminate or modify permitted exceptions to the restrictions in those covenants;

•                  modify the financial covenants to reduce the minimum liquidity requirement to $3,500,000 at all times, to eliminate the minimum revenue requirements for 2018 and 2019, and to reduce the minimum revenue requirements to $15,000,000 million for 2020, $20,000,000 for 2021 and $25,000,000 for 2022; and

•                  provide CRG with board observer rights.

As of March 31, 2018, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2018, principal and PIK payments under the Loan Agreement were as follows (in thousands):

Principal and PIK
Period Ending March 31,	Loan Repayments
2018	$—
2019	—
2020	—
2021	—
2022 and after	2,000
2,000
Add: Accretion of closing fees	994
Add: PIK	5,312
8,306
Less: Amount representing debt financing costs	(846)
Borrowings, net of current portion (principal only)	7,460
Add: Acrued interest	61
Borrowings, net of current portion as shown	$7,521

Contemporaneously with the execution of the Loan Agreement in September 2015, the Company entered into a Securities Purchase Agreement (the “CRG Purchase Agreement”) with CRG which allowed it to purchase up to $5,000,000 of the Company’s common stock. CRG purchased 8,705 shares of common stock on September 22, 2015 at a price of $559.64 per share, which is the 10-day average of closing prices of the Company’s common stock ending on September 21, 2015. The closing price on September 22, 2015 was $558.80 yielding a $0.84 per share premium. Both the premium and the issuance costs were allocated to the borrowings under Loan Agreement and the common stock purchase under the CRG Purchase Agreement based on the relative fair values of each security. The portion of the premium allocated to the borrowings is being amortized over the term of the Loan Agreement. Pursuant to the CRG Purchase Agreement, the Company filed a shelf registration statement covering, among other things, the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000 as contra-debt. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and CRG Securities Purchase Agreement of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. Concurrent with the Amendment No.2 to the Loan Agreement, the Company recorded an additional debt discount of $154,000 of issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2018 and December 31, 2017, the balance of the aggregate debt discount was $840,000 and $716,000, respectively.  The Company’s interest expense associated with the debt discount amounted to $26,000 and $30,000 during the three months ended March 31, 2018 and 2017, respectively.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at March 31, 2018 and December 31, 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

PDL BioPharma

On April 18, 2013, the Company entered into a Credit Agreement ( “Agreement”) with PDL BioPharma, Inc. (“PDL”) whereby PDL agreed to loan up to $40,000,000. Contemporaneous with the execution of the Agreement the Company borrowed an initial $20,000,000 (“Term Note”).

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

In September 2015, in connection with the consummation of the Loan Agreement with CRG, the Company repaid all amounts outstanding under the Agreement. The payoff amount of $21,363,000 included accrued interest through the repayment date of $563,000 and $200,000 as an end-of-term final payment fee recorded in other income (expense), net on the statement of loss and comprehensive loss. For the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $303,000 and $241,000, respectively.

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interests obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, was used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company has an aggregate accrual for its Assigned Interests obligations of $61,000 and $364,000, representing the net present value of the future minimum royalty obligation as of March 31, 2018 and December 31, 2017, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017, on the balance sheet.

Additionally, until April 2018, the Company must periodically pay PDL a percentage of its net revenue and comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions. The Company was in compliance with the covenants under the Agreement as of March 31, 2018.

6. Capital Leases

Capital lease obligations consist of leased office equipment. As of March 31, 2018 and December 31, 2017, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $9,000 and $14,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of March 31, 2018, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2018	$8
2019	1
Total minimum payments	9
Less: Amount representing future interest	—
Present value of minimum lease payments	$9

7. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and were amortized as a reduction to rent expense over the original term of the Company’s operating lease. In February 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $240,000 and $506,000 for the three months ended March 31, 2018 and 2017.

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

The future aggregate minimum lease payments, net of sublease income, as of March 31, 2018, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2018	$805
2019	1,009
Total minimum lease payments	$1,814

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling $1,899,000 and $1,172,000 as of March 31, 2018 and December 31, 2017, respectively.

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

The Company and its directors believe that the foregoing lawsuits were entirely without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, on February 8, 2018, the Company participated in a mediation to explore whether a settlement could be reached. While a settlement was not reached then, the parties continued discussions and they ultimately reached agreement.  On March 19, 2018, the Company entered into a binding memorandum of understanding to settle the securities class actions pending against the Company and several of its officers and directors. The settlement is for a total of $5 million and, if approved by the court, will result in a full release of claims against all defendants. The settlement is subject to final documentation, notice to class members, and approval of the court. The Company’s total contribution to the settlement fund is $1.76 million.  As such, the Company included $1.76 million for litigation settlement within accrued expenses and other current liabilities as of December 31, 2017.  In March 2018, the Company paid out the $1.76 million.

8. Stockholders’ Equity (Deficit)

Preferred Stock

As of March 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which 52,762 shares were issued and outstanding.

Series A Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38,000,000 of the outstanding principal amount of its senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto), totaling $41,800,000, into a newly authorized Series A preferred stock.  The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.  Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock are subject to a lockup agreement through February 14, 2019.  As of March 31, 2018, 41,800 shares of Series A preferred stock were outstanding.  The Series A preferred stock accrued dividends of $410,000 was included within borrowings.

Series B Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest.  As of March 31, 2018, 10,962 shares of Series B preferred stock were outstanding.

The Company evaluated the Series B convertible preferred stock issuance in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series B convertible preferred stock may be converted immediately, the Company recognized a BCF of $5.2 million as a deemed dividend in the condensed consolidated statements of operations as of February 16, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and net loss per share attributable to common stockholders for the three months ended March 31, 2018.

Common Stock

As of March 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 4,384,224 shares were issued and outstanding.

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

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued warrants to purchase an aggregate of 17,979,000 shares of common stock (the “Series B Warrants”).  Each share of Series B preferred stock is accompanied by one warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date.  The Company assessed the Series B Warrants under FASB ASC 480 and determined that the Series B Warrants were outside the scope of ASC 480. The Company next assessed the Series B Warrants under FASB ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the Series B Warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the Series B Warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the Series B Warrant strike price. The Company also assessed the classification as stockholders’ equity and determined the Series B Warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the Series B Warrants should be classified as equity. As of March 31, 2018, Series B Warrants to purchase an aggregate of 17,979,000 shares of common stock were outstanding.

As of March 31, 2018 and December 31, 2017, warrants to purchase an aggregate of 18,032,715 and 53,715 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 33,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 42,250 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the 2015 Plan was increased by 29,720 shares of common stock. As of March 31, 2018, 121,775 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
			Aggregate
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value (in thousands)
Balance at December 31, 2017	76,644	$291.72	$—
Options granted	—	$—
Options exercised	—	$—
Options cancelled	(20,782)	$252.85
Balance at March 31, 2018	55,862	$306.18	$—

As of March 31, 2018, the aggregate intrinsic value of options outstanding and vested was zero. There were no options granted or exercised during the three months ended March 31, 2018. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three months ended March 31, 2018 and 2017.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2017	5,089	$237.78	2.87	$37
Awarded	—	$—
Released	(1,166)	$225.52
Forfeited	(466)	$204.09
Awards outstanding at March 31, 2018	3,457	$246.45	2.61	$5

As of March 31, 2018, $787,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.6 years. The Company used the closing market price of $1.33 per share at March 31, 2018, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 12,500 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 12,325 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2017, the common stock available for issuance under the ESPP was increased by 8,916 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of March 31, 2018, approximately 27,515 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $1,000 and $64,000 in stock-based compensation expense related to the ESPP for the three months ended March 31, 2018 and 2017, respectively.

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

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. During the year ended December 31, 2016, the Company estimated a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach.  The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following average assumptions:

Three Months Ended March 31,
2017
Expected term (years)	5.9
Expected volatility	56.5%
Risk-free interest rate	2.2%
Dividend rate	—

As of March 31, 2018 and December 31, 2017, the total unamortized compensation expense related to stock option awards granted to employees and directors was $2,138,000 and $2,979,000, which is expected to be amortized over the next 1.24 and 1.45 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

Three Months Ended March 31,
2017
Expected term (years)	0.5
Expected volatility	89.2%
Risk-free interest rate	0.63%
Dividend rate	—

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity for the three months ended March 31, 2018 is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2017	5,089	$237.78	2.87	$37
Awarded	—	$—
Released	(1,166)	$225.52
Forfeited	(466)	$204.09
Awards outstanding at March 31, 2018	3,457	$246.45	2.61	$5

As of March 31, 2018, total unamortized stock-based compensation expense related to unvested RSUs was $1,759,000, with a weighted-average remaining recognition period of 2.24 years.

10. Restructuring Charges and Expenses

In April 2017, the Company undertook an organizational realignment which included a reduction in force, lowering its total headcount by approximately 33% compared to December 31, 2016, in order to conserve resources. Accordingly, the Company recorded a restructuring charge of approximately $519,000, relating to severance related costs at that time. As of December 31, 2017, all of the severance costs related to the April 2017 termination of 44 employees had been paid.

In September 2017, the Company effected a cost reduction plan, which included a company-wide reduction in force, lowering its total headcount by 24 employees. The Company recorded a restructuring charge of approximately $416,000, relating to severance costs at that time. In October 2017, the Company subleased one of its facilities and ceased to use the facility as part of the cost reduction plan.  The Company recorded a restructuring charge of approximately $388,000 relating to the cost to exit the facility.  As of December 31, 2017, all of the severance costs related to the termination of 24 employees had been paid. As of March 31, 2018 and December 31, 2017, $160,000 and $98,000, respectively, of the total costs to exit the facility was included within accrued expenses and other current liabilities.

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $1.8 million and $3.5 million in the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, our net loss was $10.7 million and $15.3 million, respectively. We have not been profitable since inception, and as of March 31, 2018, our accumulated deficit was $311.6 million.

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three months ended March 31, 2018 and 2017, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, at this time we are unable to issue more shares through our “at-the-market” program. In addition, in August 2016 we completed a follow-on public offering of 246,445 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

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

On November 3, 2017, we entered the Lincoln Park Purchase Agreement, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the Lincoln Park Purchase Agreement. As a fee for Lincoln Park’s commitment to purchase such shares, we issued 23,584 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Lincoln Park Purchase Agreement, we filed a registration statement on Form S-1 on November 6, 2017 for up to 248,750 of such shares, which registration statement was declared effective by the SEC on November 17, 2017.

On February 14, 2018, we entered into Amendment No. 2 to the Term Loan Agreement (the “Amendment No. 2 Loan Agreement”) with CRG.  Under its terms, the Amendment No. 2 Loan Agreement, among other things: (1) extended the interest-only period through June 30, 2021; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through June 30, 2021, so long as no default has occurred and is continuing; (3) permitted the Company to make its entire interest payments in PIK interest payments for through December 31, 2019, so long as no default has occurred and is continuing; (4) extended the maturity date to June 30, 2023; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018 and 2019; (7) reduced the minimum revenue covenant to $15 million for 2020, $20 million for 2021 and $25 million for 2022;  and (8) provided CRG with board observer rights.

In addition, on February 14, 2018, we entered into a Series A preferred stock Purchase Agreement (the “Series A Purchase Agreement”) with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A preferred stock.  The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.  The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at our option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.  The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock is subject to a lockup agreement through February 14, 2019.

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

We are developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris (Pantheris 6F), that we believe represent significant improvements over our existing product. Pantheris 3.0 includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe will improve usability and reliability, while the Pantheris 6F has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels and below-the-knee applications. We filed a 510(k) submission for Pantheris 3.0 in December 2017 and we plan to file a 510(k) submission for Pantheris 6F in mid- 2018.  We received a CE Mark for Pantheris 3.0 in December 2017.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical accounting policies and significant judgments and estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 30, 2018.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. We expect our revenues in the near term to be adversely affected by the product performance issues we have experienced with the current version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017. However, we expect our revenues to increase in 2018 as we introduce two next-generation versions of Pantheris. No single customer accounted for more than 10% of our revenues during the three months ended March 31, 2018 and 2017.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the first quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients.

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

Results of Operations:

Results of Operations:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except percentages)
Revenues	$1,809	$3,491
Cost of revenues	1,415	4,075
Gross profit (loss)	394	(584)
Gross margin	22%	-17%
Operating expenses:
Research and development	1,777	3,923
Selling, general and administrative	4,260	9,318
Total operating expenses	6,037	13,241
Loss from operations	(5,643)	(13,825)
Interest income (expense), net	(4,639)	(1,518)
Other income (expense), net	1	3
Net loss and comprehensive loss	$(10,281)	$(15,340)

This report corrects an error in our earnings press release dated on May 14, 2018 with respect to the net loss and net loss per share attributable to common stockholders for the first quarter ended March 31, 2018. The earnings press release presented net loss attributable to common stockholders of $10.7 million and net loss per share attributable to common stockholders of $5.37 for the first quarter ended March 31, 2018. The correct amounts presented in this report reflect net loss attributable to common stockholders of $15.9 million and basic and diluted net loss per share attributable to common stockholders of $7.99 for the first quarter ended March 31, 2018.  The changes in these numbers are a result of a recalculation of the deemed dividend amount allocated to the holders of preferred stock.  The error did not impact any of the other amounts in the unaudited financial statements reported in the earnings press release.

Comparison of Three Months Ended March 31, 2018 and 2017

Revenues.  Revenues decreased $1.7 million, or 48%, to $1.8 million during the three months ended March 31, 2018, compared to $3.5 million during the three months ended March 31, 2017. For the three months ended March 31, 2018, revenues related to sales of our disposable catheters decreased by 48% to $1.45 million while revenues related to our Lightbox imaging consoles decreased by 50% to $0.3 million. The decreased revenues in the three months ended March 31, 2018 reflect the impact of continued product performance issues with the current version of Pantheris and the reduced size of our field sales force, as well as a strategic decision we made in 2017 to realign the focus of our sales force on driving the utilization at our current installed base rather than on building the installed base of Lightbox imaging consoles.

Cost of Revenues and Gross Margin.  Cost of revenues decreased $2.7 million, or 65%, to $1.4 million during the three months ended March 31, 2018, compared to $4.1 million during the three months ended March 31, 2017. This decrease was primarily attributable to $80,000 in charges for excess and obsolescence in the three months ended March 31, 2018, compared to $1.2 million in the three months ended March 31, 2017. Gross margin for the three months ended March 31, 2018 increased to 22%, compared to (17%) in the three months ended March 31, 2017. The increase in gross margin was primarily due to the decreased charges for inventory excess and obsolescence and decrease of warranty expenses during the three months ended March 31, 2018 compared to the prior year period.

Research and Development Expenses.  R&D expenses decreased $2.1 million, or 55%, to $1.8 million during the three months ended March 31, 2018, compared to $3.9 million during the three months ended March 31, 2017. This decrease was primarily due to a $1.4 million decrease in personnel-related expenses, a decrease of $0.2 million in product development materials and related costs, a decrease of $0.2 million in outside services, and a decrease of $0.3 million relating to the allocation of facilities expense Personnel-related expenses included stock-based compensation expense of $0.1 million compared to $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses.  SG&A expenses decreased $5.1 million, or 54%, to $4.2 million during the three months ended March 31, 2018, compared to $9.3 million during the three months ended March 31, 2017. This decrease was primarily due to a $3.9 million decrease in personnel-related expenses, a decrease of $0.3 million in marketing costs, a decrease of $0.7 million in outside services and decrease of $0.2 million relating to the allocation of facilities expense. Personnel-related expenses decreased due to a decrease in headcount and stock-based compensation expense as a result of our organizational realignment in 2017. Personnel-related expenses included stock-based compensation expense of $0.5 million compared to $0.9 million for the three months ended March 31, 2018 and 2017 respectively.

Interest Income (Expense), Net.  Interest income (expense), net increased $3.1 million, or 206%, to an expense of $4.6 million during the three months ended March 31, 2018, compared to an expense of $1.5 million during the three months ended March 31, 2017. During the three months ended March 31,2018 the Company incurred $3.8 million in fees relating to the conversion of $38.0 million of principal under the CRG Loan Agreement.

Other Income (Expense), Net.  Other income, net decreased $2,000 to an income of $1,000, during the three months ended March 31, 2018, compared to income of $3,000 during the three months ended March 31, 2017. Other income for the three months ended March 31, 2018 and 2017, was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $14.4 million and an accumulated deficit of $311.6 million, compared to cash and cash equivalents of $5.4 million and an accumulated deficit of $301.3 million as of December 31, 2017. We believe that the net proceeds we received from our Series B Offering on February 16, 2018,  net proceeds from the sale of our common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement entered into on November 3, 2017, together with our cash and cash equivalents at December 31, 2017, and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations for through at least October 31, 2018. We will need to raise additional funds through future equity or debt financings within the next seven months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the foreseeable future could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

To date, our primary sources of capital have been private placements of preferred stock, debt financing agreements, our “at-the-market” program, our IPO and our follow-on public offerings. As previously disclosed, on April 20, May 24, and October 24, 2017 we received letters from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with applicable listing rules. On March 1, 2018, Nasdaq informed us that we had regained compliance with the applicable requirements for listing on the Nasdaq Capital Market.  For more information on this risk, see Part II, Item 1A “Risk Factors.”

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and borrowed by us. Of the remaining $20.0 million, we borrowed $10.0 million on June 15, 2016 and the availability of the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016, which were not achieved. Under the original terms of the Loan Agreement, the first sixteen quarterly payments are interest-only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest-only period, we may elect to make the 12.5% interest payment by making a cash payment for 8.5% per annum of interest and making a payment-in-kind, or PIK, for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. Under the original terms of the Loan Agreement, all unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021. As of March 31, 2018, we had $7.5 million outstanding under the Loan Agreement. For more information, see Part I, Item 2 “Contractual Obligations.”

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we issued and sold common stock with an aggregate value of approximately $8.7 million between the registration statement’s effectiveness on March 8, 2016 and September 2017. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three months ended March 31, 2018 and 2017, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares through our “at-the-market” program at this time. In addition, in August 2016, we issued and sold 246,445 shares of our common stock in a follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

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

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,877)	$(13,263)
Investing activities	46	(29)
Financing activities	15,860	230
Net increase (decrease) in cash and cash equivalents	$9,029	$(13,062)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $6.9 million, consisting primarily of a net loss of $10.3 million and a decrease in net operating assets of $2.0 million, offset by non-cash charges of $5.4 million. The decrease in net operating assets was due to a decrease in other liabilities related to the payment of litigation settlement expense, assigned interest to PDL, partially offset by an increase in inventories, prepaid expenses, accounts payable, due to timing of payments. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended March 31, 2018 was $0.3 million consisting of purchases of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2017 was $29,000 consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2018 of $15.9 million primarily relates to proceeds from purchases under our financing activities.

Net cash provided by financing activities in the three months ended March 31, 2017 of $0.2 million primarily relates to proceeds from purchases under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements and we currently do not use any structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, capital leases related to office equipment, our remaining royalty obligations with PDL, our Loan Agreement with CRG and non-cancellable purchase commitments.

There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2018.

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

Credit Risk

As of March 31, 2018 and December 31, 2017, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of March 31, 2018 and December 31, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and its directors believe that the foregoing lawsuits were entirely without merit however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, on February 8, 2018 the Company participated in a mediation to explore whether a settlement could be reached. While a settlement was not reached then, the parties continued discussions and they ultimately reached agreement.  On March 19, 2018, the Company entered into a binding memorandum of understanding to settle the securities class actions pending against the Company and several of its officers and directors. The settlement is for a total of $5 million and, if approved by the court, will result in a full release of claims against all defendants. The Company’s total contribution to the settlement fund is $1.76 million.  The settlement is subject to final documentation, notice to class members, and approval of the court.

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $10.3 million for the three months ended March 31, 2018, $48.7 million in 2017, $56.1 million in 2016 and $47.3 million in 2015. As of March 31, 2018, we had an accumulated deficit of approximately $311.6 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that the net proceeds from the recently completed offering of our Series B preferred stock, par value $0.001 per share, or Series B preferred stock, together with our cash and cash equivalents at March 31, 2018 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations for at least the next seven months. Even though we sold $18.0  million in Series B preferred stock and warrants under the terms of an underwriting agreement, dated as of February 14, 2018, between us and Ladenburg Thalmann & Co. Inc. (the “Series B Purchase Agreement”), we will need to raise additional funds through future equity or debt financings within the next seven months to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next seven months could cause substantial dilution to our existing stockholders.

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

As of March 31, 2018, we had $7.5 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”).  This amount reflects the completion of the Series B Offering and CRG’s conversion of $38 million in outstanding principal and interest into Series A preferred stock (the “CRG Conversion”).  Our significant amount of debt may:

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

We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the Loan Agreement may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. If we default under any of these debt covenants and are unable to cure the default within the relevant cure period, we would need relief from default or else our creditors could exercise their remedies. There can be no assurance that our debtholders would accord any relief from default.  In addition, potential sources of equity financing may decline to invest in our company given the amount of debt and the rights that debt holders have to get paid before equity holders. In order to facilitate equity investments, future equity investors may require that we convert all or a portion of our debt to equity, and our debtholders may not agree to such terms. The amount of debt could therefore affect our ability to finance our company and prevent us from obtaining necessary operating capital as a result.

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

In addition, in April 2017, we undertook an organizational realignment, which included a reduction in force, lowering our total headcount by approximately 33% compared to December 31, 2016, and reducing our field sales personnel by nearly 50%. In September 2017, we effected a cost reduction plan, which also included a company-wide reduction in force, lowering our total headcount by 24 employees. As of March 31, 2018, our field sales personnel headcount was reduced to 18, compared to 19 as of December 31, 2017. Other employees may leave voluntarily as a result of the reduction in force that we implemented. Given the significant reduction in our sales force, there can be no assurance that our remaining field sales personnel will be adequate to successfully commercialize our products.

If our revenue does not improve, or if our cost of revenue and/or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin was to 22% for the three months ended March 31, 2018 compared to (17%) for the three months ended March 31, 2016. Gross margin for the three months ended March 31, 2017 was positively impacted primarily by an decrease of $1.1 million in charges for excess and obsolescence predominantly related to our Pantheris and Lightbox inventories in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2018, we held 18 issued and allowed U.S. patents and had 24 U.S. utility patent applications and 6 PCT applications pending. As of March 31, 2018, we also had 28 issued and allowed patents outside of the United States. As of March 31, 2018, we had 44 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business. We use certain open source software in Lightbox. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering Lightbox unless and until we can re- engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. The analysts who previously published research reports on our stock following our IPO have discontinued coverage. Although one new analyst initiated coverage of our business in March 2018, if additional analysts do not begin regularly publishing reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. If our operating results fail to meet the forecast of analysts, our stock price will likely decline.

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

On February 3, 2016, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which we issued and sold approximately 200,000 shares of common stock having an aggregate offering value of approximately $8.7 million between the Shelf Registration Statement’s effectiveness on March 8, 2016 and September 2017. In addition, in August 2016, we issued and sold 200,000 shares of our common stock in our follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. During the year ended December 31, 2016, we sold 27,374 shares of common stock under our “at-the-market” program with Cowen at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three months ended March 31, 2018, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares in our “at-the-market” program at this time.  Accordingly, it has been necessary to register the shares sold pursuant to the Purchase Agreement, the CRG Conversion and Series B Purchase Agreement on Form S-1. This has increased our transaction expenses and the number of shares required to be sold to finance our operations.

In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 8,705 shares of common stock held by CRG, which may be sold freely in the public market. On November 3, 2017, we also entered into the Lincoln Park Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement. The warrants issued in connection with the Series B preferred stock prohibits us from entering into certain transactions involving the issuance of securities for a price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case for a period of three years from the closing date of the Series B Offering, other than purchases pursuant to the Series B Purchase Agreement, which may be made on the 120 day anniversary of the closing date of the Series B Offering. This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time.  If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under any registration statement will result in dilution of our stockholders and could cause our stock price to fall.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2017 financial statements, included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2018, a “going concern” opinion, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2017 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future, except the cumulative dividend payable on our Series A preferred stock. The payment of all other dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. In addition, our Loan Agreement with CRG prohibits us from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. The terms of our Series A preferred stock and our Series B preferred stock provide that we may not pay dividends on our common stock without concurrently declaring dividends on each.  If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our common stock after our stock price appreciates.  For more information on restrictions governing our ability to pay dividends, see the section titled “Dividend Policy” in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2018.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in the Company’s Current Report on Form 8-K filed February 14, 2018, the Company sold shares of Series A preferred stock to CRG pursuant to the CRG Conversion.

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

10.1(1)

Waiver and Consent, dated as of January 24, 2018, by and among the Company, CRG Partners III L.P., CRG Partners III — Parallel Fund “A” L.P., CRG Partners III — Parallel Fund “B” (Cayman) L.P. and CRG Partners III (Cayman) L.P.

10.2(2)

Amendment No. 2 to Term Loan Agreement, dated as of February 14, 2018, among the Company, CRG Partners III L.P., CRG Partners III - Parallel Fund “A” L.P., CRG Partners III — Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) Lev AIV I L.P., and CRG Partners III (Cayman) Unlev AIV I L.P.

10.3(3)

Series A Preferred Stock Purchase Agreement. Dated as of February 14, 2018, among the Company, CRG Partners III L.P., CRG Partners III - Parallel Fund “A” L.P., CRG Partners III — Parallel Fund “B” (Cayman) L.P., CRG Partners III (Cayman) Lev AIV I L.P., and CRG Partners III (Cayman) Unlev AIV I L.P.

10.4(4)

Registration Rights Agreement, dated as of February 16, 2018, among the Company, CRG Partners III L.P., CRG Partners III - Parallel Fund “A” L.P., CRG Partners III — Parallel Fund “B” (Cayman) L.P. CRG Partners III (Cayman) Lev AIV I L.P., and CRG Partners III (Cayman) Unlev AIV I L.P.

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

(1)                                     Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2018.

(2)                                     Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2018.

(3)                                     Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2018.

(4)                                     Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2018.

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

Avinger, Inc.
(Registrant)

Date: May 15, 2018	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	/s/ MATTHEW B. FERGUSON
Matthew B. Ferguson
Chief Financial Officer
(Principal Financial and Accounting Officer)