Form 10-Q
period 2018-06-30
Avinger Inc
filed 2018-08-13
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

(650) 241-7900

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 11,552,052.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,144	$5,389
Accounts receivable, net of allowance for doubtful accounts of $191 and $146 at June 30, 2018 and December 31, 2017, respectively	1,675	1,127
Inventories	3,651	4,295
Prepaid expenses and other current assets	1,079	640
Total current assets	16,549	11,451

Property and equipment, net	2,098	2,950
Other assets	584	687
Total assets	$19,231	$15,088

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,373	$1,273
Accrued compensation	1,197	863
Accrued expenses and other current liabilities	812	3,597
Borrowings	7,823	44,744
Preferred stock dividends payable	1,246	—
Total current liabilities	12,451	50,477
Other long-term liabilities	188	301
Total liabilities	12,639	50,778

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at June 30, 2018 and December 31, 2017
Shares issued and outstanding: 43,501 and none at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at June 30, 2018 and December 31, 2017
Shares issued and outstanding: 9,305,872 and 833,597 at June 30, 2018 and December 31, 2017, respectively	8	1
Additional paid-in capital	323,991	265,636
Accumulated deficit	(317,407)	(301,327)
Total stockholders’ equity (deficit)	6,592	(35,690)
Total liabilities and stockholders’ equity (deficit)	$19,231	$15,088

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$2,058	$2,459	$3,867	$5,950
Cost of revenues	2,169	3,919	3,584	7,994
Gross profit (loss)	(111)	(1,460)	283	(2,044)
Operating expenses:
Research and development	1,159	3,097	2,936	7,020
Selling, general and administrative	4,204	6,189	8,464	15,507
Restructuring charges	—	519	—	519
Total operating expenses	5,363	9,805	11,400	23,046
Loss from operations	(5,474)	(11,265)	(11,117)	(25,090)
Interest income	50	31	83	63
Interest expense	(362)	(1,571)	(5,034)	(3,121)
Other income (expense), net	(13)	6	(12)	9
Net loss and comprehensive loss	(5,799)	(12,799)	(16,080)	(28,139)
Accretion of preferred stock dividends	(836)	—	(1,246)	—
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	(5,216)	—
Net loss applicable to common stockholders	$(6,635)	$(12,799)	$(22,542)	$(28,139)
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(21.40)	$(5.18)	$(47.13)
Weighted average common shares used to compute net loss per share, basic and diluted	6,755	598	4,354	597

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(16,080)	(28,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	854
Amortization of debt issuance costs and debt discount	57	124
Stock-based compensation	1,260	2,877
Noncash interest expense and other charges	5,037	1,083
Common stock to be issued for services	106	—
Provision for doubtful accounts receivable	45	99
Provision for excess and obsolete inventories	528	3,577
Changes in operating assets and liabilities:
Accounts receivable	(593)	1,981
Inventories	575	(1,925)
Prepaid expenses and other current assets	(439)	(468)
Other assets	104	(39)
Accounts payable	(301)	(457)
Accrued compensation	334	(898)
Accrued expenses and other current liabilities	(2,383)	(640)
Other long-term liabilities and accrued interest	(114)	(340)
Net cash used in operating activities	(11,346)	(22,311)

Cash flows from investing activities
Purchase of property and equipment	(125)	(45)
Net cash used in investing activities	(125)	(45)

Cash flows from financing activities
Principal paydown of capital lease obligations	—	(12)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	15,534	—
Proceeds from the issuance of common stock related to warrant exercises	581	—
Proceeds from the issuance of common stock	—	236
Proceeds from public offerings, net of issuance costs	326	—
Payment of debt discount in connection with loan amendment	(155)	—
Payment of accrued interest included in borrowings	(60)	—
Net cash provided by financing activities	16,226	224

Net change in cash	4,755	(22,132)
Cash and cash equivalents, beginning of period	5,389	36,096
Cash and cash equivalents, end of period	$10,144	$13,964

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$2,406

Noncash operating and financing activities:
Conversion of CRG loan principal into Series A preferred stock	$38,000	$—
Series A preferred stock accrued dividends	$1,246	$—
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	$5,216	$—

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company also received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company commenced sales of Pantheris in the U.S. and select international markets promptly thereafter. The Company is located in Redwood City, California.  In May 2018, the Company also received 510(k) clearance from the FDA for its next generation of Pantheris, Pantheris 3.0.

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2018, the Company had an accumulated deficit of approximately $317.4 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of approximately $10.1 million at June 30, 2018 and expected revenues will be sufficient to allow the Company to fund its current operations through approximately December 2018. The Company will seek additional sources of funding in the form of debt financing or equity issuances, however, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at June 30, 2018 and December 31, 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause. On November 3, 2017, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park is obligated to purchase, at the Company’s request, up to $15,000,000 of the Company’s common stock over a 30-month period, subject to certain limitations set forth in the agreement (the “Lincoln Park Purchase Agreement”).  As a fee for Lincoln Park’s commitment to purchase such shares, the Company issued 23,584 shares of common stock to Lincoln Park on November 3, 2017. As obligated under a registration rights agreement entered into with Lincoln Park in connection with the Purchase Agreement, the Company filed a registration statement on Form S-1 on November 6, 2017 for up to 248,750 of such shares, which registration statement was declared effective by the SEC on November 17, 2017.  On July 12, 2018, the Company filed a prospectus supplement to offer 2,166,180 shares of its common stock at an offering price of $1.6425 per share, for net proceeds of approximately $3,100,000 after deducting placement agent fees of approximately $285,000 and expenses of approximately $160,000.

Public Offerings

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,0000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three and six months ended June 30, 2018 and 2017, the Company sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, the Company is unable to issue more shares in its “at-the-market” program at this time.

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million (Note 8).

Since November 2017, we have sold an aggregate of 65,000 shares of our common stock under the Lincoln Park Purchase Agreement for approximately $0.5 million of gross proceeds. In February 2018, we sold $18.0 million in Series B preferred stock and warrants to purchase our common stock in a registered offering.  In July 2018, the Company sold a further 2,166,180 shares of our common stock (excluding warrants to purchase an additional 1,083,091 shares of our common stock issued in a concurrent private placement) pursuant to the Shelf Registration Statement for gross proceeds of approximately $3.5 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any other interim period or for any future year. The December 31, 2017 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 30, 2018. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 30, 2018, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-40 reverse stock split of the Company’s common stock. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All common stock, stock options, restricted stock units and warrants, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The reverse stock split was effected on January 30, 2018.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2018 and December 31, 2017. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of June 30, 2018 and December 31, 2017, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of June 30, 2018 and December 31, 2017. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2018 and December 31, 2017.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At June 30, 2018 and December 31, 2017, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2018 and 2017, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Revenue Recognition

The Company’s revenues are derived from (1) sale of Lightboxes, (2) sale of disposables, which consist of catheters and accessories, and (3) service revenue. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

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

3.                                      Service revenue: Service contract revenue is recognized ratably over the term of the service period and maintenance contract revenue is recognized as work is performed. To date, service revenue has been insignificant.

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

The Company evaluates its lease and commercial evaluation program agreements and accounts for these contracts under the guidance in Accounting Standards Codification (“ASC”) 840, Leases and ASU No. 2014 09, Revenue from Contracts with Customers (Topic 606). The guidance requires arrangement consideration to be allocated between a lease deliverable and a non-lease deliverable based upon the relative selling-price of the deliverables, using a specific hierarchy. The hierarchy is as follows: vendor-specific objective evidence of fair value of the respective elements, third-party evidence of selling price, or best estimate of selling price (“BESP”). The Company allocates arrangement consideration using BESP.

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

Amount
Balance at December 31, 2017	$(390)
Warranty provision	(54)
Usage/Release	8
Balance at June 30, 2018	$(436)

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of June 30, 2018 and 2017, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(6,635)	$(12,799)	$(22,542)	$(28,139)
Weighted average common stock outstanding	6,755	598	4,354	597
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(21.40)	$(5.18)	$(47.13)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock warrants	18,032,715	53,803	17,742,215	53,803
Common stock options	55,862	112,259	84,842	101,601
Preferred stock	52,762	—	43,501	—
Unvested restricted stock units	3,457	11,115	3,306	8,799
	18,144,796	177,177	17,873,864	164,203

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended June 30, 2018 and 2017, 95% and 96%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer. For the six months ended June 30, 2018 and 2017, 93% and 96%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

Recent Accounting Pronouncements

Adopted:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed financial statements.

During the three months ended March 31, 2018, the Company adopted ASC 606, using the modified retrospective approach.  The adoption did not have a material impact on the Company’s financial statements

Pending Adoption:

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted.

As we continue to evaluate the impact of the adoption of these standards, we anticipate recognition of additional assets and corresponding liabilities related to leases on our Condensed Balance Sheets with no material impact to our Condensed Statements of Income. We plan to adopt these standards using the modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that existed prior to the adoption of these new standards. We will not reassess whether any contracts entered into prior to the adoption are leases.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the effect that this update will have on its condensed financial statements and related disclosures.

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

As of June 30, 2018 and December 31, 2017, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2018 and December 31, 2017, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2018 and 2017.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$76	$1,286
Work-in-process	300	—
Finished products	3,275	3,009
Total inventories	$3,651	$4,295

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

On October 28, 2016, the Company and CRG amended the Loan Agreement to reduce the minimum revenue that the Company was required to achieve in 2016 to $18,000,000. On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38,000,000 of the principal amount of the senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock (see Note 8, below). For the six months ended June 30, 2018, the $3,800,000 was accounted for in the condensed statement of operations and comprehensive loss as interest expense.

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

•                  provide for a 15% facility fee to be paid on the maturity date;

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

As of June 30, 2018, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2018, principal and PIK payments under the Loan Agreement were as follows (in thousands):

Principal and PIK
Period Ending June 30,	Loan Repayments
2018	$—
2019	—
2020	—
2021	—
2022 and after	2,000
2,000
Add: Accretion of closing fees	994
Add: PIK	5,645
8,639
Less: Amount representing debt financing costs	(816)
Borrowings, as of June 30, 2018	$7,823

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

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000 as contra-debt. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and CRG Securities Purchase Agreement of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. Concurrent with the Amendment No.2 to the Loan Agreement, the Company recorded an additional debt discount of $154,000 of issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2018 and December 31, 2017, the balance of the aggregate debt discount was $816,000 and $716,000, respectively.  The Company’s interest expense associated with the debt discount amounted to $30,000 and $57,000 during the three months ended June 30, 2018 and 2017, respectively.  The Company’s interest expense associated with the debt discount amounted to $56,000 and $115,000 during the six months ended June 30, 2018 and 2017, respectively.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at June 30, 2018 and December 31, 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

In September 2015, in connection with the consummation of the Loan Agreement with CRG, the Company repaid all amounts outstanding under the Agreement. The payoff amount of $21,363,000 included accrued interest through the repayment date of $563,000 and $200,000 as an end-of-term final payment fee recorded in other income (expense), net on the statement of loss and comprehensive loss. For the three months ended June 30, 2018 and 2017, the Company incurred interest expense of $61,000 and $251,000, respectively.  For the six months ended June 30, 2018 and 2017, the Company incurred interest expense of $364,000 and $492,000, respectively.

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interests obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, was used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company had an aggregate accrual for its Assigned Interests obligations of $364,000, representing the net present value of the future minimum royalty obligation as of

December 31, 2017, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities as of December 31, 2017.  This amount was fully paid during the six months ended June 30, 2018.

Additionally, until April 2018, the Company was required to pay on a periodic basis PDL a percentage of its net revenue and comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions.

6. Capital Leases

Capital lease obligations consist of leased office equipment. As of June 30, 2018 and December 31, 2017, the aggregate amount of capital leases recorded within property and equipment, net, on the accompanying balance sheet is $5,000 and $14,000, respectively. The current portion of the capital lease obligations is included in accrued liabilities and the balance included within other long-term liabilities represents the long-term portion.

The future minimum lease payments as of June 30, 2018, are as follows (in thousands):

Future Minimum
Period ending December 31,	Lease Payments
2018	$4
2019	1
Total minimum payments	5
Less: Amount representing future interest	—
Present value of minimum lease payments	$5

7. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and were amortized as a reduction to rent expense over the original term of the Company’s operating lease. In February 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $240,000 and $506,000 for the three months ended June 30, 2018 and 2017, respectively.  Rent expense was $480,000 and $1,013,000 for the six months ended June 30, 2018 and 2017, respectively.

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities (Note 10). The sublease agreement commenced on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee pays a base rent of $3.25 per rentable square foot, for a total of $79,950 per month, increasing to $3.35 per rentable square foot, for a total of $82,410 per month as of December 1, 2017. In addition to the base rent, the sublessee pays the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

The future aggregate minimum lease payments, net of sublease income, as of June 30, 2018, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2018	$537
2019	1,009
Total minimum lease payments	$1,546

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling approximately $2,050,000 as of June 30, 2018.

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

Between May 22, 2017 and May 25, 2017, three purported class action lawsuits were filed in the Superior Court of the State of California, County of San Mateo (“State Court”), against the Company, certain of its officers and directors and the underwriters of the Company’s January 2015 IPO. The actions were captioned Grotewiel v. Avinger, Inc., et al., No. 17-CIV-02240, Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, and Olberding v. Avinger, Inc., et al., No. 17-CIV-02307. These lawsuits allege that the registration statement for the Company’s IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs seek to represent a class of purchasers of our common stock in and/or traceable to our IPO. Plaintiffs seek, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees. On June 12, 2017, defendants removed these actions to the United States District Court for the Northern District of California (“Federal Court”).

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

On October 11, 2017, the Federal Court appointed a lead plaintiff and approved the selection of a lead counsel in the Grotewiel action (“Federal Action”).  On November 2, 2017, pursuant to stipulation of the parties, the State Court entered an order staying proceedings in the State Action until judgment is entered in the Federal Action. On June 20, 2018, the State Court dismissed the State Action pursuant to the proposed settlement described below.  On November 21, 2017, an amended complaint was filed in the Federal Action.  Defendants filed a motion to dismiss that complaint on January 26, 2018.  On March 19, 2018, plaintiff in the Federal Action filed a further amended complaint, on behalf of a class of purchasers of our common stock in and/or traceable to our IPO, as well as purchasers of our common stock during the period January 30, 2015, to April 10, 2017.

The Company and its directors believe that the foregoing lawsuits were entirely without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, the Company entered into a settlement of the securities class actions pending against the Company and several of its officers and directors. The settlement is for a total of $5 million and, if approved by the court, will result in a full release of claims against all defendants. The settlement is subject to approval by the court. A court hearing regarding final settlement approval is set for October 23, 2018. The Company’s total contribution to the settlement fund is $1.76 million, which amount was included within accrued expenses and other current liabilities as of December 31, 2017.  In March 2018, the Company paid out the $1.76 million.

8. Stockholders’ Equity (Deficit)

Preferred Stock

As of June 30, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of preferred stock with $0.001 par value per share, of which 43,501 shares were issued and outstanding.

Series A Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38,000,000 of the outstanding principal amount of its senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto), totaling $41,800,000, into a newly authorized Series A preferred stock.  The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.  Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock are subject to a lockup agreement through February 14, 2019.  As of June 30, 2018, 41,800 shares of Series A preferred stock were outstanding.  The Series A preferred stock accrued dividends through June 30, 2018 of approximately $1.2 million which is included within current liabilities.

Series B Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest.  As of March 31, 2018, 10,962 shares of Series B preferred stock were outstanding. During the months of April, May and June 2018 certain investors exercised their conversion rights and converted 9,261 shares of preferred stock into 4,631,148 shares of the Company’s common stock.  As of June 30, 2018, 1,701 shares of Series B preferred stock were outstanding.

The Company evaluated the Series B convertible preferred stock issuance in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series B convertible preferred stock may be converted immediately, the Company recognized a BCF of $5.2 million as a deemed dividend in the condensed consolidated statements of operations as of February 16, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and net loss per share attributable to common stockholders for the six months ended June 30, 2018.

Common Stock

As of June 30, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 9,305,872 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E Convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor.  As of June 30, 2018, there were 53,803 warrants outstanding with an exercise price of $504.00 per share.  These warrants expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in the Series B Offering, of an aggregate of 17,979,000 shares of common stock (the “Series B Warrants”).  Each share of Series B preferred stock is accompanied by one warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date.  The Company assessed the Series B Warrants under ASC 480 and determined that the Series B Warrants were outside the scope of ASC 480. The Company next assessed the Series B Warrants under ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the Series B Warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the Series B Warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the Series B Warrant strike price. The Company also assessed the classification as stockholders’ equity and determined the Series B Warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the Series B Warrants should be classified as equity. During the three months ended June 30, certain of the Series B Warrants were exercised and 290,500 shares of the Company’s common stock were issued to the warrant holders in return.  As of June 30, 2018, Series B Warrants to purchase an aggregate of 17,688,500 shares of common stock were outstanding.

As of June 30, 2018 and December 31, 2017, warrants to purchase an aggregate of 17,742,215 and 53,715 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 33,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 42,250 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2018, the common stock available for issuance under the 2015 Plan was increased by 41,674 shares of common stock. During the three and six months ended June 30, 2018, the common stock available for issuance under the 2015 Plan was increased by an additional 3,000,000 shares of common stock. As of June 30, 2018, 3,090,775 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
			Aggregate
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value (in thousands)
Balance at December 31, 2017	76,645	$291.73	$—
Options granted	31,000	$1.67
Options exercised	—	$—
Options cancelled	(22,803)	$258.35
Balance at June 30, 2018	84,842	$194.72	$—

As of June 30, 2018, the aggregate intrinsic value of options outstanding and vested was zero. There were no options exercised during the six months ended June 30, 2018. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and six months ended June 30, 2018 and 2017.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Grant Date	Remaining	Intrinsic Value
	Shares	Fair Value	Contractual Term	(in thousands)
Awards outstanding at December 31, 2017	5,089	$237.78	2.87	$37
Awarded	—	$—
Released	(1,166)	$225.52
Forfeited	(617)	$237.96
Awards outstanding at June 30, 2018	3,306	$242.07	2.00	$6

As of June 30, 2018, approximately $651,000 of total unrecognized compensation expense related to employee RSUs was expected to be recognized over a weighted-average period of 2.0 years. The Company used the closing market price of $1.67 per share at June 29, 2018, to determine the aggregate intrinsic value.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 12,500 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 12,325 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2018, the common stock available for issuance under the ESPP was increased by 12,325 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of June 30, 2018, approximately 27,515 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $0 and $25,000 in stock-based compensation expense related to the ESPP for the three months ended June 30, 2018 and 2017, respectively.  The Company incurred $1,000 and $90,000 in stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2018 and 2017, respectively.

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

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. During the year ended December 31, 2017, the Company estimated a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach.  The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Expected term (years)	5.5	5.9
Expected volatility	63.3%	57.1%
Risk-free interest rate	1.8%	2.2%
Dividend rate	—	—

As of June 30, 2018 and December 31, 2017, the total unamortized compensation expense related to stock option awards granted to employees and directors was approximately $1,566,000 and $2,979,000, which is expected to be amortized over the next 1.04 and 1.45 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Expected term (years)	0.5	0.5
Expected volatility	85.0%	89.2%
Risk-free interest rate	0.78%	0.63%
Dividend rate	—	—

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

In September 2017, the Company effected a cost reduction plan, which included a company-wide reduction in force, lowering its total headcount by 24 employees. The Company recorded a restructuring charge of approximately $416,000, relating to severance costs at that time. In October 2017, the Company subleased one of its facilities and ceased to use the facility as part of the cost reduction plan.  The Company recorded a restructuring charge of approximately $388,000 relating to the cost to exit the facility.  As of December 31, 2017, all of the severance costs related to the termination of 24 employees had been paid. As of June 30, 2018 and December 31, 2017, $99,000 and $98,000, respectively, of the total costs to exit the facility was included within accrued expenses and other current liabilities.

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

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for enhanced versions of Pantheris in March 2016 and May 2018, and those versions of Pantheris became commercially available in the United States and select international markets promptly thereafter. We also offer the Wildcat and Kittycat 2 catheters, which are used for crossing CTOs but do not contain on-board imaging technology.

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $3.9 million and $6.0 million in the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, our net loss was $16.1 million and $28.1 million, respectively. We have not been profitable since inception, and as of June 30, 2018, our accumulated deficit was approximately $317.4 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three and six months ended June 30, 2018 and 2017, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, at this time we are unable to issue more shares through our “at-the-market” program. In addition, in August 2016 we completed a follow-on public offering of 246,445 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

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

In July 2018, we sold a further 2,166,180 shares of our common stock (excluding warrants to purchase an additional 1,083,091 shares of our common stock issued in a concurrent private placement) pursuant to the Shelf Registration Statement for gross proceeds of approximately $3.5 million.

We are developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris (Pantheris 6F), that we believe represent significant improvements over our existing product. Pantheris 3.0 includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe will improve usability and reliability, while the Pantheris 6F has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels and below-the-knee applications. We obtained FDA clearance for Pantheris 3.0 in May 2018 and we plan to file a 510(k) submission for Pantheris 6F in the third quarter of 2018.  We received a CE Mark for Pantheris 3.0 in December 2017.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 30, 2018.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales and rentals of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. Our revenues were adversely affected by the product performance issues we have experienced with the previous version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017. However, we expect our revenues to increase in 2018 as we introduce two next-generation versions of Pantheris. No single customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2018 and 2017.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter. In addition, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the second quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients.

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

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Revenues	$2,058	$2,459	$3,867	$5,950
Cost of revenues	2,169	3,919	3,584	7,994
Gross profit (loss)	(111)	(1,460)	283	(2,044)
Gross margin	-5%	-59%	7%	-34%
Operating expenses:
Research and development	1,159	3,097	2,936	7,020
Selling, general and administrative	4,204	6,189	8,464	15,507
Restructuring charges	—	519	—	519
Total operating expenses	5,363	9,805	11,400	23,046
Loss from operations	(5,474)	(11,265)	(11,117)	(25,090)
Interest income (expense), net	(312)	(1,540)	(4,951)	(3,058)
Other income (expense), net	(13)	6	(12)	9
Net loss and comprehensive loss	$(5,799)	$(12,799)	$(16,080)	$(28,139)

Comparison of Three Months Ended June 30, 2018 and 2017

Revenues.  For the three months ended June 30, 2018, revenue decreased 16% compared to the three months ended June 2017. The decrease primarily reflects the impact of the reduced size of our field sales force in 2017 and the efforts we made to refocus our sales force on driving the utilization at our current installed base rather than on expanding the installed base of Lightbox imaging consoles.

Cost of Revenues and Gross Margin.

Cost of revenues decreased $1.8 million, or 45%, to $2.2 million during the three months ended June 30, 2018, compared to $3.9 million during the three months ended June 30, 2017. This decrease was primarily attributable to lower charges for inventory excess and obsolescence in the three months ended June 30, 2018 compared to the prior year period.

Gross margin for the three months ended June 30, 2018 increased to (5%), compared to (59%) in the three months ended June 30, 2017. The increase in gross margin was primarily due to the decreased charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended June 30, 2018 was lower than the amounts reported during the three months ended June 30, 2017 primarily due to a decrease in personnel-related expenses as a result of having fewer employees and project spending.

Stock-based compensation expense within R&D totaled approximately $0.1 million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended June 30, 2018 was lower than the amount reported during the three months ended June 30, 2017 primarily due to a decrease in personnel-related expenses including compensation expense and professional services expenses.

Stock-based compensation expense within SG&A totaled approximately $0.5 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively.

Interest Income (Expense), Net.  Interest income (expense), net decreased $1.2 million, to an expense of $0.3 million during the three months ended June 30, 2018, compared to an expense of $1.5 million during the three months ended June 30, 2017 due to the CRG note conversion and payoff of the PDL loan.

Other Income (Expense), Net.  Other income (expense), net decreased $19,000 to an expense of $13,000, during the three months ended June 30, 2018, compared to income of $6,000 during the three months ended June 30, 2017. Other income for the three months ended June 30, 2018 and 2017, was primarily attributable to the remeasurement of foreign exchange transactions.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenues.  For the six months ended June 30, 2018, revenue decreased 35% compared to the six months ended June 2017. The decrease primarily reflects the impact of the reduced size of our field sales force in the first and third quarters of 2017 and the efforts we made to refocus our sales force on driving the utilization at our current installed base rather than on expanding the installed base of Lightbox imaging consoles.

Cost of Revenues and Gross Margin.

Cost of revenues decreased $4.4 million, or 55%, to $3.6 million during the six months ended June 30, 2018, compared to $8.0 million during the six months ended June 30, 2017. This decrease was primarily attributable to lower charges for inventory excess and obsolescence in the six months ended June 30, 2018 and the reduced costs related to lower revenue due to a significantly reduced sales force.

Gross margin for the six months ended June 30, 2018 increased to 7%, compared to (34%) in the six months ended June 30, 2017. The increase in gross margin was primarily due to the lower charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expense for the six months ended June 30, 2018 was lower than the amounts reported during the six months ended June 30, 2017 primarily due to a decrease in personnel-related expenses as a result of fewer employees and project spending.

Stock-based compensation expense within R&D totaled approximately $0.2 million and $1.0 million during the six months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the six months ended June 30, 2018 was lower than the amount reported in the same period in 2017 primarily due to a decrease in personnel-related expenses including compensation expense and professional services expenses as a result of having fewer employees.

Stock-based compensation expense within SG&A totaled approximately $1.0 million and $1.6 million during the six months ended June 30, 2018 and 2017, respectively.

Interest Income (Expense), Net.  Interest income (expense), net increased $1.9 million, to an expense of $4.9 million during the six months ended June 30, 2018, compared to an expense of $3.1 million during the six months ended June 30, 2017 due to $3.8 million in back-end charges from the CRG note conversion, offset by decreased interest expense of $1.2 million related to the payoff of the PDL loan.

Other Income (Expense), Net.  Other income (expense), net decreased $21,000 to an expense of $12,000, during the six months ended June 30, 2018, compared to income of $9,000 during the six months ended June 30, 2017. Other income for the six months ended June 30, 2018 and 2017 was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $10.1 million and an accumulated deficit of $317.4 million, compared to cash and cash equivalents of $5.4 million and an accumulated deficit of $301.3 million as of December 31, 2017. We believe that the net proceeds we received from our Series B Offering on February 16, 2018, net proceeds from the sale of our common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement entered into on November 3, 2017, net proceeds from the February 2018 Series B Offering, together with our cash and cash equivalents at December 31, 2017, and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least December 31, 2018. We will need to raise additional funds through future equity or debt financings within the next five months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the foreseeable future could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and borrowed by us. Of the remaining $20.0 million, we borrowed $10.0 million on June 15, 2016 and the availability of the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016, which were not achieved. Under the original terms of the Loan Agreement, the first sixteen quarterly payments are interest-only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest-only period, we may elect to make the 12.5% per annum interest payment by making a cash payment for 8.5% per annum of interest and making a PIK for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. Under the original terms of the Loan Agreement, all unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021. As of June 30, 2018, we had $7.8 million outstanding under the Loan Agreement. For more information, see Part I, Item 2 “Contractual Obligations.”

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

The Loan Agreement requires that we adhere to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the Loan Agreement, as amended as of December 31, 2017, include a covenant that we maintain a minimum of $5.0 million of cash and certain cash equivalents.  On December 14, 2017, we entered into a waiver and consent agreement (the “Waiver and Consent”) with CRG.  The Waiver and Consent provided for the waiver of the minimum required revenue financial covenant for the twelve-month period beginning January 1, 2017, as required under the terms of the Loan Agreement.  Pursuant to the Waiver and Consent, CRG also consented to our payment of the cash interest payment due on December 31, 2017 in the form of a PIK loan instead.  On January 24, 2018, we entered into a Waiver with CRG.  The Waiver provided for the waiver of the $5,000,0000 minimum liquidity financial covenant and reduced it to $2,500,000 for the period beginning January 1, 2018 through February 28, 2018, as required under the terms of the Loan Agreement and waived any event of default resulting from non-compliance with the $5,000,000 minimum liquidity financial covenant.

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we issued and sold common stock with an aggregate value of approximately $8.7 million between the registration statement’s effectiveness on March 8, 2016 and September 2017. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three and six months ended June 30, 2018 and 2017, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares through our “at-the-market” program at this time. In addition, in August 2016, we issued and sold 246,445 shares of our common stock in a follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

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

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 17,979,000 shares of common stock.  As a result, we received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million.  The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest.  Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris small vessel device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date.

In July 2018, we sold a further 2,166,180 shares of our common stock (excluding warrants to purchase an additional 1,083,091 shares of our common stock issued in a concurrent private placement) pursuant to the Shelf Registration Statement for gross proceeds of approximately $3.5 million.

Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,346)	$(22,311)
Investing activities	(125)	(45)
Financing activities	16,226	224
Net increase (decrease) in cash and cash equivalents	$4,755	$(22,132)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $11.3 million, consisting primarily of a net loss of $16.1 million and a decrease in net operating assets of $2.8 million, offset by non-cash charges of $7.6 million. The decrease in net operating assets was due to a decrease in other liabilities related to the payment of litigation settlement expense, assigned interest to PDL, partially offset by fluctuations in inventories, accounts receivable, prepaid expenses and accounts payable, due to timing of payments. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and an increased reserve for excess and obsolete inventories.

Net cash used in operating activities for the six months ended June 30, 2017 was $22.3 million, consisting primarily of a net loss of $28.1 million and an increase in net operating assets of $2.8 million, offset by non-cash charges of $8.6 million. The increase in net operating assets was due to an increase in inventories, prepaid expenses and other current assets, decreases in accounts payable, accrued compensation and accrued expenses and other current liabilities due to our workforce reduction in April 2017 and efforts to reduce operating expenses, decreases in other liabilities related to the repayment of assigned interest to PDL, partially offset by a decrease in accounts receivable.  The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for inventory excess and obsolescence.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended June 30, 2018 was $0.1 million consisting of purchases of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2017 was $45,000 consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2018 of $16.2 million primarily relates to proceeds from issuances of convertible preferred stock and common stock.

Net cash provided by financing activities in the six months ended June 30, 2017 of $0.2 million primarily relates to proceeds from issuances of common stock.

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

Credit Risk

As of June 30, 2018 and December 31, 2017, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of June 30, 2018 and December 31, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

Between May 22, 2017 and May 25, 2017, three class actions were filed in the Superior Court of the State of California, County of San Mateo (“State Court”), against us and certain of our officers and directors. The underwriters of our IPO in January 2015 are also named as defendants. The actions were captioned Grotewiel v. Avinger, Inc., et al., No. 17-CIV-02240, Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, and Olberding v. Avinger, Inc., et al., No. 17-CIV-02307. These lawsuits allege that the registration statement for our IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs seek to represent a class of purchasers of our common stock in and/or traceable to our IPO. Plaintiffs seek, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees. On June 12, 2017, defendants removed these actions to the United States District Court for the Northern District of California (“Federal Court”).

On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted the motions to remand the Olberding and Gonzalez actions to the State Court. On August 9, 2017, the State Court consolidated the Olberding and Gonzalez actions under the caption Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284 (“State Action”). On September 22, 2017, an amended complaint was filed in the State Action. On October 31, 2017, the parties in the State Action stipulated to a stay of proceedings until judgment is entered in the federal Grotewiel action (“Federal Action”). On June 20, 2018, the State Court dismissed the State Action pursuant to the proposed settlement described below.

On October 11, 2017, the Federal Court appointed a lead plaintiff and approved the selection of a lead counsel in the Federal Action. In order to allow the parties to pursue mandatory alternative dispute resolution, the parties have stipulated and the Federal Court ordered that defendants’ motion to dismiss the Federal Action will be due on January 17, 2018, with a hearing set for May 1, 2018. On November 21, 2017, an amended complaint was filed in the Federal Action.  Defendants filed a motion to dismiss that complaint on January 26, 2018.  On March 19, 2018, plaintiff in the Federal Action filed a further amended complaint, on behalf of a class of purchasers of our common stock in and/or traceable to our IPO, as well as purchasers of our common stock during the period January 30, 2015, to April 10, 2017.

The Company and its directors believe that the foregoing lawsuits were entirely without merit however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, the Company entered into a settlement of the securities class actions pending against the Company and several of its officers and directors. The settlement is for a total of $5 million and, if approved by the court, will result in a full release of claims against all defendants. The settlement is subject to final approval by the court. A court hearing regarding the final settlement approval is set for October 23, 2018. The Company’s total contribution to the settlement fund is $1.76 million. The Company paid this amount in March 2018.

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

•                  the cost and potential outcomes of existing and future litigation;

•                  our ability to obtain additional financing; and

•                  advances and trends in new technologies and industry standards.

We have a history of net losses and we may not be able to achieve or sustain profitability.

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $16.1 million for the six months ended June 30, 2018, $48.7 million in 2017, $56.1 million in 2016 and $47.3 million in 2015. As of June 30, 2018, we had an accumulated deficit of approximately $317.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that the net proceeds from the recently completed offerings of our Series B preferred stock and common stock, together with our cash and cash equivalents at June 30, 2018 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations for at least the next five months. Even though we sold $18.0 million in Series B preferred stock and warrants in our February 2018 offering, and $3.5 million of common stock and warrants in our July 2018 offering, we will need to raise additional funds through future equity or debt financings within the next five months to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next five months could cause substantial dilution to our existing stockholders.

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

•                  the degree of success we experience in commercializing our Lumivascular platform products, particularly next-generation Pantheris, and any future versions of such products;

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

•                  the costs of defending ourselves against existing and future litigation;

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

As of June 30, 2018, we had $7.8 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”).  This amount reflects the completion of the Series B Offering and CRG’s conversion of $38 million in outstanding principal and interest into Series A preferred stock (the “CRG Conversion”).  Our significant amount of debt may:

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

In particular, the Loan Agreement, as amended, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenue of $15.0 million in 2020, $20.0 million in 2021 and $25.0 million in 2022. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

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

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. We received 510(k) clearance from the FDA, for commercialization of Pantheris in October 2015, an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select international markets promptly thereafter. Our current version of Pantheris, Pantheris 3.0, received FDA clearance in May 2018.  Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations.  Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have attempted to address certain of these concerns with Pantheris 3.0.  However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised by earlier versions of Pantheris. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. Our revenue has been and continues to be adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of physicians our revenue may decline further or fail to increase.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of Pantheris 3.0 and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018, and those versions of Pantheris became commercially available in the United States and select international markets promptly thereafter. As such acceptance among physicians of these products may not increase or may decline.

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

We are also aware of certain characteristics and features of our Lumivascular platform that may prevent widespread market adoption. For example, in procedures using the current model of Pantheris, some physicians may prefer to have a technician or second physician assisting with the operation of the catheter as well as a separate technician to operate the Lightbox, potentially making it less financially attractive for physicians and their hospitals and medical facilities. It may take significant time and expense to modify our products to allow a single physician to operate the entire system and we can provide no guarantee that we will be able to make such modifications, or obtain any additional and necessary regulatory clearances for such modifications. Although the OCT images created by our Lightbox may make it possible for physicians to reduce the degree to which fluoroscopy and contrast dye are used when using our Lumivascular platform products compared to competing endovascular products, physicians are still using both fluoroscopy and contrast dye. As a result, risks of complications from radiation and contrast dye are still present and may limit the commercial success of our products. Finally, it will require training for technicians and physicians to effectively operate our Lumivascular platform products, including interpreting the OCT images created by our Lightbox, which may affect adoption of our products by physicians. These or other characteristics and features of our Lumivascular platform may cause our products not to be widely adopted and harm our business, financial condition and results of operation.

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

Our gross margin was (5%) for the three months ended June 30, 2018 compared to (59%) for the three months ended June 30, 2017. Our gross margin was 7% for the six months ended June 30, 2018 compared to (34%) for the six months ended June 30, 2017. Gross margin for the three and six month periods ended June 30, 2017 was negatively impacted by increases in charges related to excess and obsolete Lightbox and Pantheris inventories.

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

Our value proposition to physicians and hospitals is largely dependent upon our contention that the rate of arterial damage when physicians are using our imaging products is lower than with non-imaging competing products. If minimizing arterial damage does not significantly impact patient outcomes, meaning either (i) that restenosis is often triggered without disrupting healthy arterial structures, or (ii) arteries can be damaged during treatment without triggering restenosis, then we may be unable to demonstrate our Lumivascular platform’s benefits are any different than competing technologies. Furthermore, physicians may find our imaging system difficult to use, and we may not be able to provide physicians with adequate training to be able to realize the benefits of our Lumivascular platform. If physicians do not value the benefits of on-board imaging and the enhanced visualization enabled by our products during an endovascular intervention as compared to our competitor’s products, or do not believe that such benefits improve clinical outcomes, our Lumivascular platform products may not be widely adopted.

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

In order to remain competitive, we must continue to develop new product offerings and enhancements to our existing Lumivascular platform products. In particular, we have developed and are currently developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and a lower profile Pantheris. We believe these versions will represent significant improvements in reliability and usability compared to our existing products. We anticipate that Pantheris 3.0 and the lower profile Pantheris will translate into revenue growth and achieve increased physician acceptance. Because we believe they are important to our future revenues, we are devoting a significant portion of our resources to their development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new product offerings, including Pantheris 3.0 and the lower profile Pantheris, are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve and our business will be adversely affected.

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

Our current products are cleared in the United States only for crossing sub-total and chronic total occlusions and for performing atherectomy in the peripheral vasculature. These clearances prohibit our ability to market or advertise our products for any other indication within the peripheral vasculature, which restricts our ability to sell these products and could affect our growth. Additionally, our products are contraindicated for use in the cerebral, carotid, coronary, iliac, and renal arteries. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We are not allowed to actively promote or advertise our products for off-label uses. In addition, we cannot make comparative claims regarding the use of our products against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings or enforcement action by the FDA and other government agencies. In the future, if we want to market a variation of Ocelot or Pantheris in the United States for use in other applications for which we do not currently have clearance, such as the coronary arteries, we will need to make modifications to these products, conduct further clinical trials and obtain new clearances or approvals from the FDA. There can be no assurance that we will successfully develop these modifications, that future clinical studies will be successful or that the expense of these activities will be offset by additional revenues.

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

•                  we may experience a delay in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities; and

•                  we have limited experience in complying with the FDA’s quality system regulation (“QSR”), also referred to as good manufacturing practices (“GMPs”), which applies to the manufacture of our Lumivascular platform products.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2018, we held 21 issued and allowed U.S. patents and had 25 U.S. utility patent applications and 6 PCT applications pending. As of June 30, 2018, we also had 34 issued and allowed patents outside of the United States. As of June 30, 2018, we had 41 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business. We use certain open source software in Lightbox. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering Lightbox unless and until we can re- engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We obtained 510(k) clearance for Pantheris 3.0 in May 2018, and we intend to file for FDA clearance of a lower-profile device for small vessel applications in the third quarter of 2018. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

In addition, we are required to timely file various reports with the FDA, including medical device reports (“MDRs”) if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these MDRs are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business

If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall that could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable scientific data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including Warning Letters or adverse publicity, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

We will need to raise additional funds through future equity or debt financings within the next five months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next nine months could cause substantial dilution to our existing stockholders. On February 3, 2016, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which we issued and sold approximately 200,000 shares of common stock having an aggregate offering value of approximately $8.7 million between the Shelf Registration Statement’s effectiveness on March 8, 2016 and September 2017. In July 2018, we sold a further 2,166,180 shares of our common stock (excluding warrants to purchase an additional 1,083,091 shares of our common stock issued in a concurrent private placement) pursuant to the Shelf Registration Statement, for gross proceeds of approximately $3.5 million.  In addition, in August 2016, we issued and sold 200,000 shares of our common stock in our follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. During the year ended December 31, 2016, we sold 27,374 shares of common stock under our “at-the-market” program with Cowen at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three and six months ended June 30, 2018, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares using the Shelf Registration Statement at this time.  Accordingly, it was necessary to register the shares sold pursuant to the Purchase Agreement, the CRG Conversion and Series B Purchase Agreement on Form S-1. This has increased our transaction expenses and the number of shares required to be sold to finance our operations.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1	Separation Agreement and Release, dated as of August 1, 2018, between the Company and Matt Ferguson.

10.2	Master Consulting Agreement, dated as of August 1, 2018, between the Company and Matt Ferguson.

10.3	Employment Offer Letter, dated as of June 11, 2018, between the Company and Mark Weinswig.

10.4	Change of Control and Severance Agreement, dated as of June 25, 2018, between the Company and Mark Weinswig.

10.5	2015 Equity Incentive Plan, as amended

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Avinger, Inc.
(Registrant)

Date: August 13, 2018	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)