Form 10-Q
period 2018-09-30
Avinger Inc
filed 2018-11-13
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 8, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 23,458,153.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our clinical studies, including our INSIGHT trial and plans to conduct further clinical studies;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(K) clearances by FDA for additional versions of Pantheris designed for use in smaller vessels;

●	the expected growth in our business and our organization;

●	our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris to qualify for reimbursement codes used by other atherectomy products;

●	our ability to continue as a going concern;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

●	our ability to identify and develop new and planned products and acquire new products;

●	our financial performance;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally; and

●	developments and projections relating to our competitors or our industry.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,008	$5,389
Accounts receivable, net of allowance for doubtful accounts of $191 and $146 at September 30, 2018 and December 31, 2017, respectively	1,460	1,127
Inventories	3,450	4,295
Prepaid expenses and other current assets	731	640
Total current assets	15,649	11,451

Property and equipment, net	2,065	2,950
Other assets	584	687
Total assets	$18,298	$15,088

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,158	$1,273
Accrued compensation	986	863
Accrued expenses and other current liabilities	577	3,597
Borrowings	8,146	44,744
Preferred stock dividends payable	2,082	—
Total current liabilities	13,949	50,477
Other long-term liabilities	187	301
Total liabilities	14,136	50,778

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at September 30, 2018 and December 31, 2017
Shares issued and outstanding: 43,501 and none at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at September 30, 2018 and December 31, 2017
Shares issued and outstanding: 11,554,149 and 833,597 at September 30, 2018 and December 31, 2017, respectively	10	1
Additional paid-in capital	326,947	265,636
Accumulated deficit	(322,795)	(301,327)
Total stockholders’ equity (deficit)	4,162	(35,690)
Total liabilities and stockholders’ equity (deficit)	$18,298	$15,088

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$2,020	$2,071	$5,887	$8,021
Cost of revenues	1,477	3,274	5,061	11,268
Gross profit (loss)	543	(1,203)	826	(3,247)
Operating expenses:
Research and development	1,404	2,322	4,340	9,342
Selling, general and administrative	4,259	4,928	12,723	20,435
Restructuring charges	—	416	—	935
Total operating expenses	5,663	7,666	17,063	30,712
Loss from operations	(5,120)	(8,869)	(16,237)	(33,959)
Interest income	54	25	137	88
Interest expense	(324)	(1,599)	(5,358)	(4,720)
Other income (expense), net	2	—	(10)	9
Net loss and comprehensive loss	(5,388)	(10,443)	(21,468)	(38,582)
Accretion of preferred stock dividends	(836)	—	(2,082)	—
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	(5,216)	—
Net loss applicable to common stockholders	$(6,224)	$(10,443)	$(28,766)	$(38,582)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(17.20)	$(4.30)	$(64.30)
Weighted average common shares used to compute net loss per share, basic and diluted	11,194	607	6,691	600

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(21,468)	(38,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735	1,162
Amortization of debt issuance costs and debt discount	87	186
Stock-based compensation	2,028	4,197
Noncash interest expense and other charges	5,330	1,649
Common stock issued for services	106	—
Provision for doubtful accounts receivable	45	104
Gain on sale of property and equipment	(28)	—
Provision for excess and obsolete inventories	630	5,180
Changes in operating assets and liabilities:
Accounts receivable	(378)	2,270
Inventories	776	(1,789)
Prepaid expenses and other current assets	(91)	(219)
Other assets	104	(8)
Accounts payable	297	(766)
Accrued compensation	123	(1,406)
Accrued expenses and other current liabilities	(2,618)	(896)
Other long-term liabilities and accrued interest	(115)	(381)
Net cash used in operating activities	(14,437)	(29,299)

Cash flows from investing activities
Purchase of property and equipment	(411)	(45)
Proceed from sale of property and equipment	28	4
Net cash used in investing activities	(383)	(41)

Cash flows from financing activities
Principal paydown of capital lease obligations	—	(19)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	15,534	—
Proceeds from the issuance of common stock related to warrant exercises	581	—
Proceeds from the issuance of common stock	—	246
Proceeds from the issuance of common stock in public offerings, net	3,539	3,187
Payment of debt discount in connection with loan amendment	(155)	—
Payment of accrued interest included in borrowings	(60)	—
Net cash provided by financing activities	19,439	3,414

Net change in cash and cash equivalents	4,619	(25,926)
Cash and cash equivalents, beginning of period	5,389	36,096
Cash and cash equivalents, end of period	$10,008	$10,170

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$3,637

Noncash operating and financing activities:
Conversion of CRG loan principal into Series A preferred stock	$38,000	$—
Series A preferred stock accrued dividends	$2,082	$—
Disposal of fully depreciated property and equipment	$—	$158
Accrued offering costs	$187	$—
Transfers between inventory and property and equipment	$103	$24
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	$5,216	$—

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. In May 2018, the Company also received 510(K) clearance from the FDA for its next generation of Pantheris, Pantheris 3.0. The Company has sales in the U.S. and select international markets. The Company is located in Redwood City, California. The Company submitted a 510(k) filing in respect of Pantheris SV, a lower profile Pantheris, in August 2018 and received CE Marking approval for Pantheris SV in October 2018.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2018, the Company had an accumulated deficit of approximately $322.8 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of approximately $10.0 million at September 30, 2018 together with net proceeds of approximately $10.1 million from its November 2018 public offering and expected revenues will be sufficient to allow the Company to fund its current operations through at least September 30, 2019. The Company will seek additional sources of funding in the form of debt financing or equity issuances, however, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at September 30, 2018 and December 31, 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause. On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it converted $38,000,000 of the outstanding principal amount of its senior secured term loan into a newly authorized Series A preferred stock.

Public Offerings

On February 3, 2016, the Company filed a universal shelf registration statement to offer up to $150,0000 of its securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which it may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50,000,000. The shelf registration statement also covers the resale of the shares sold to CRG in September 2015. The registration statement was declared effective by the SEC on March 8, 2016. During the three and nine months ended September 30, 2018 and 2017, the Company sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, the Company is unable to issue more shares in its “at-the-market” program at this time.

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million (Note 7).

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

On July 13, 2018, the Company filed a prospectus supplement to offer 2,166,180 shares of its common stock at an offering price of $1.6425 per share, for net proceeds of approximately $3.0 million after deducting placement agent fees of approximately $285,000 and expenses of approximately $250,000.

On November 1, 2018, the Company completed a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, the Company received net proceeds of approximately $10.1 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.4 million. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or for any other interim period or for any future year. The December 31, 2017 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 30, 2018. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2018 and December 31, 2017. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of September 30, 2018 and December 31, 2017, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of September 30, 2018 and December 31, 2017. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2018 and December 31, 2017.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At September 30, 2018 and December 31, 2017, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three months ended September 30, 2018, there was one customer that represented 11% of revenues. For the three months ended September 30, 2017, there were no customers that represented 10% or more of revenues. For the three and nine months ended September 30, 2018 and 2017, there were no customers that represented 10% or more of revenues Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Amount
Balance at December 31, 2017	$(390)
Warranty provision	(282)
Usage/Release	333
Balance at September 30, 2018	$(339)

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of September 30, 2018 and 2017, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders	$(6,224)	$(10,443)	$(28,766)	$(38,582)
Weighted average common stock outstanding	11,194	607	6,691	600
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(17.20)	$(4.30)	$(64.30)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock warrants	18,672,261	2,152,117	15,118,320	2,152,117
Common stock options	84,728	66,349	72,465	46,587
Convertible preferred stock	45,501	—	39,694	—
Unvested restricted stock units	848,489	10,015	3,743	4,461
	19,650,979	2,228,481	15,234,222	2,203,165

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended September 30, 2018 and 2017, 94% and 95%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer. For the nine months ended September 30, 2018 and 2017, 94% and 96%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

Recent Accounting Pronouncements

Adopted:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date by one year, to an effective date for public entities for annual and interim periods beginning after December 15, 2017.

In March 2016, the FASB issued ASU No. 2016‑08, “Revenue from Contracts with Customers (Topic 606)”: Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard.

In April 2016, the FASB issued ASU No. 2016‑10, “Revenue from Contracts with Customers (Topic 606)”: Identifying Performance Obligations and Licensing to clarify how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

In May 2016, the FASB issued ASU No. 2016‑12, “Revenue from Contracts with Customers (Topic 606)”: Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the Transition Resource Group, (the “TRG”) in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective approach. The adoption did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)”: Scope of Modification Accounting, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s condensed financial statements.

Pending Adoption:

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”. Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU No. 2018-10, “Codification Improvements to Topic 842”, Leases and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the effect that this update will have on its condensed financial statements and related disclosures. The Company does not anticipate that the adoption will have a material impact on its condensed financial statements.

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

As of September 30, 2018 and December 31, 2017, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of September 30, 2018 and December 31, 2017, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2018 and 2017.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$879	$1,286
Work-in-process	395	—
Finished products	2,176	3,009
Total inventories	$3,450	$4,295

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

On October 28, 2016, the Company and CRG amended the Loan Agreement to reduce the minimum revenue that the Company was required to achieve in 2016 to $18,000,000. On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38,000,000 of the principal amount of the senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock (see Note 7, below). For the nine months ended September 30, 2018, the $3,800,000 was accounted for in the condensed statement of operations and comprehensive loss as interest expense.

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

On February 14, 2018, the Company entered into Amendment No. 2 to the Loan Agreement to, among other things:

●	extend the interest only payment period and the period during which the Company may elect to pay a portion of the interest in PIK interest payments through June 30, 2021;
●	provide for a 15% facility fee to be paid on the maturity date;
●	permit the Company to make the entire interest payment for payment dates in 2018 and 2019 in PIK interest payments, provided no default has occurred and is continuing;
●	extend the maturity date to June 30, 2023;
●

modify certain of the covenants, including the indebtedness covenant, lien covenant and restricted payments covenant, to eliminate or modify permitted exceptions to the restrictions in those covenants;

●

modify the financial covenants to reduce the minimum liquidity requirement to $3,500,000 at all times, to eliminate the minimum revenue requirements for 2018 and 2019, and to reduce the minimum revenue requirements to $15,000,000 million for 2020, $20,000,000 for 2021 and $25,000,000 for 2022; and

●	provide CRG with board observer rights.

As of September 30, 2018, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2018, principal and PIK payments under the Loan Agreement were as follows (in thousands):

Principal and PIK
Period Ending September 30,	Loan Repayments
2018	$—
2019	—
2020	—
2021	—
2022 and after	2,000
2,000
Add: Accretion of closing fees	994
Add: PIK	5,938
8,932
Less: Amount representing debt financing costs	(786)
Borrowings, as of September 30, 2018	$8,146

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

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000 as contra-debt. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and CRG Securities Purchase Agreement of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement in February 2018, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. Concurrent with the Amendment No.2 to the Loan Agreement in February 2018, the Company recorded an additional debt discount of $154,000 of issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2018 and December 31, 2017, the balance of the aggregate debt discount was approximately $786,000 and $716,000, respectively. The Company’s interest expense associated with the debt discount amounted to $30,000 and $62,000 during the three months ended September 30, 2018 and 2017, respectively. The Company’s interest expense associated with the debt discount amounted to $87,000 and $186,000 during the nine months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, the Company incurred interest expense of $293,000 and $1,537,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred interest expense of $657,000 and $4.5 million, respectively.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at September 30, 2018 and December 31, 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

In addition to the interest and principal payments, the Company also paid a royalty, referred to as Assigned Interests, equal to 1.8% of the Company’s quarterly net revenues. Upon the prepayment of the Term Note, the Company’s obligations relating to Assigned Interests continue, and are payable through the maturity date at a reduced rate of 0.9% of the quarterly net revenues, subject to certain quarterly minimum mandatory amounts, which are payable monthly. The ongoing obligation was determined to be an embedded element of the Agreement and cannot be bifurcated from the Term Note for accounting purposes. Accordingly, the Company continued to account for the Assigned Interests obligation relating to future royalties as a debt instrument by applying the retrospective approach and reviews its estimate of forecasted Assigned Interests payable annually. Under the retrospective method, the Company computes a new effective interest rate based on the original carrying amount, actual cash flows to date, and remaining estimated cash flows over the maturity date. The new effective interest rate, 20.4% as of December 31, 2016, was used to adjust the carrying amount to the present value of the revised estimated cash flows, discounted at the new effective interest rate. At the time of the repayment the resulting increase in the carrying value of the Assigned Interests, of $942,000, was recognized as a component of other income (expense), net, on the statements of operations and comprehensive loss. The Company had an aggregate accrual for its Assigned Interests obligations of $364,000, representing the net present value of the future minimum royalty obligation as of December 31, 2017, respectively. The Assigned Interest liability was included within accrued expenses and other current liabilities as of December 31, 2017. This amount was fully paid during the nine months ended September 30, 2018.

Additionally, until April 2018, the Company was required to pay on a periodic basis PDL a percentage of its net revenue and comply with certain affirmative covenants and negative covenants limiting its ability to, among other things, undergo a change in control or dispose of assets, in each case subject to certain exceptions.

6. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and were amortized as a reduction to rent expense over the original term of the Company’s operating lease. In February 2016, the Company entered into an additional non-cancelable operating lease for warehouse and storage space that expires in November 2019. Rent expense was $241,000 and $506,000 for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $721,000 and $1,519,000 for the nine months ended September 30, 2018 and 2017, respectively.

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities (See Note 9). The sublease agreement commenced on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee pays a base rent of $3.25 per rentable square foot, for a total of $79,950 per month for the period from December 1, 2017 to November 1, 2018, increasing to $3.35 per rentable square foot, for a total of $82,410 per month for the remainder of the sublease term through November 2019. In addition to the base rent, the sublessee pays the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

The future aggregate minimum lease payments, net of sublease income, as of September 30, 2018, are as follows (in thousands):

Future Minimum
Year ending December 31,	Lease Payments
2018	$270
2019	1,009
Total minimum lease payments	$1,279

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling approximately $1.8 million as of September 30, 2018.

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

The Company and its directors believe that the foregoing lawsuits were without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, the Company entered into a settlement of the actions. The settlement was for a total of $5.0 million. The Company’s total contribution to the settlement fund was $1.76 million, which the Company paid in March 2018. On October 24, 2018, the court approved the settlement.

7. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

As of September 30, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 43,501 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38,000,000 of the outstanding principal amount of its senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto), totaling $41,800,000, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock are subject to a lockup agreement through February 14, 2019. As of September 30, 2018, 41,800 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued dividends through September 30, 2018 of approximately $2.1 million.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $16.0 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.9 million. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of September 30, 2018, 16,278 shares of Series B preferred stock had been converted into 8,139,000 shares of common stock and 1,701 shares of Series B preferred stock remained outstanding.

The Company evaluated the Series B convertible preferred stock issuance in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series B convertible preferred stock may be converted immediately, the Company recognized a BCF of $5.2 million as a deemed dividend in the condensed consolidated statements of operations as of February 16, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and net loss per share attributable to common stockholders for the nine months ended September 30, 2018.

Common Stock

As of September 30, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 11,554,149 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E Convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor. As of September 30, 2018, there were 53,803 warrants outstanding with an exercise price of $504.00 per share. These warrants expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 17,979,000 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. The Company assessed the Series B Warrants under ASC 480 and determined that the Series B Warrants were outside the scope of ASC 480. The Company next assessed the Series B Warrants under ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the Series B Warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the Series B Warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the Series B Warrant strike price. The Company also assessed the classification as stockholders’ equity and determined the Series B Warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the Series B Warrants should be classified as equity. During the nine months ended September 30, 2018 certain of the Series B Warrants were exercised and 290,500 shares of the Company’s common stock were issued to the warrant holders in return. As of September 30, 2018, Series B Warrants to purchase an aggregate of 17,688,500 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 2,166,180 shares of common stock, the Company issued warrants that provide for the purchase of 1,083,091 shares of common stock. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company assessed these warrants under ASC 480 and determined that they were outside the scope of ASC 480. The Company next assessed the warrants under ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock. The Company also assessed the classification as stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrants should be classified as equity. As of September 30, 2018 all 1,083,091 of these warrants remain outstanding.

As of September 30, 2018 and December 31, 2017, warrants to purchase an aggregate of 18,825,306 and 53,715 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO, collectively the “Plans.” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 33,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 42,250 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2018, the common stock available for issuance under the 2015 Plan was increased by 41,674 shares of common stock. During the three and nine months ended September 30, 2018, the common stock available for issuance under the 2015 Plan was increased by an additional 3,000,000 shares of common stock. As of September 30, 2018, 276,427 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Options Outstanding
			Aggregate
	Number of Shares	Weighted Average Exercise Price	Intrinsic Value (in thousands)
Balance at December 31, 2017	76,645	$291.73	$—
Options granted	31,000	$1.67
Options cancelled	(23,300)	$260.02
Balance at September 30, 2018	84,345	$193.88	$—

As of September 30, 2018, the aggregate intrinsic value of options outstanding and vested was zero. There were no options exercised during the nine months ended September 30, 2018. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying options and the closing market price of the common stock on the date of exercise. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and nine months ended September 30, 2018 and 2017.

The Company’s RSUs vest annually over four years in equal increments. A summary of all RSU activity is presented below:

		Weighted Average	Weighted Average
	Number of	Grant Date	Remaining
	Shares	Fair Value	Contractual Term
Awards outstanding at December 31, 2017	5,089	$237.78	2.87
Awarded	2,789,036	$1.58
Released	(1,166)	$225.52
Forfeited	(669)	$268.59
Awards outstanding and expected to vest at September 30, 2018	2,792,290	$1.85	2.71

As of September 30, 2018, there was approximately $4.8 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.7 years. The 2.8 million outstanding non-vested and expected to vest RSUs have an aggregate value of approximately $3.7 million. The Company used the closing market price of $1.32 per share at September 28, 2018, to determine the aggregate value. For the nine months ended September 30, 2018 and 2017, the fair value of RSUs vested was approximately $1,000 and $96,000, respectively. For the nine months ended September 30, 2017, the weighted average grant date fair value of RSUs granted was $2.05 per share.

2015 Employee Stock Purchase Plan

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (“ESPP”) under which eligible employees are permitted to purchase common stock at a discount through payroll deductions. Initially 12,500 shares of common stock were reserved for issuance, which is subject to an automatic increase on the first day of each fiscal year, commencing in 2016, by an amount equal to the lesser of (i) 12,325 shares (ii) 1.5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; or (iii) an amount as determined by the Board of Directors. For fiscal 2018, the common stock available for issuance under the ESPP was increased by 12,325 shares of common stock. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The first offering under the ESPP began in February 2015. As of September 30, 2018, approximately 27,515 shares of common stock remained reserved for issuance under the ESPP. The Company incurred $0 and $15,000 in stock-based compensation expense related to the ESPP for the three months ended September 30, 2018 and 2017, respectively and $1,000 and $105,000 for the nine months ended September 30, 2018 and 2017, respectively.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan, or ODPP, which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 200,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the three and nine months ended September 30, 2018 totaled 2,097 shares.

8. Stock-Based Compensation

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

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. During the year ended December 31, 2017, the Company estimated a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience. Effective January 1, 2017, the Company adopted ASU No. 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach. The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes valuation model with the following average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Expected term (years)	5.6	5.9
Expected volatility	63.6%	57.2%
Risk-free interest rate	1.8%	2.2%
Dividend rate	—	—

As of September 30, 2018 and December 31, 2017, the total unamortized compensation expense related to stock option awards granted to employees and directors was approximately $971,000 and $2,979,000, which is expected to be amortized over the next 1.0 and 1.45 years, respectively.

The fair value of the shares to be issued under the Company’s ESPP was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Expected term (years)	0.5	0.5
Expected volatility	117.1%	109.2%
Risk-free interest rate	0.94%	0.78%
Dividend rate	—	—

9. Restructuring Charges and Expenses

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

In September 2017, the Company effected a cost reduction plan, which included a company-wide reduction in force, lowering its total headcount by 24 employees. The Company recorded a restructuring charge of approximately $416,000, relating to severance costs at that time. In October 2017, the Company subleased one of its facilities and ceased to use the facility as part of the cost reduction plan. The Company recorded a restructuring charge of approximately $388,000 relating to the cost to exit the facility. As of December 31, 2017, all of the severance costs related to the termination of 24 employees had been paid. As of September 30, 2018 and December 31, 2017, $100,000 and $98,000, respectively, of the total costs to exit the facility was included within accrued expenses and other current liabilities.

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $5.9 million and $8.0 million in the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, our net loss was $21.5 million and $38.6 million, respectively. We have not been profitable since inception, and as of September 30, 2018, our accumulated deficit was approximately $322.8 million. Since inception, we have financed our operations primarily through private placements of our preferred securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 5.0 million shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we were able to borrow up to $50.0 million on or before March 29, 2017, subject to certain terms and conditions. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016 under the Loan Agreement. Contingent on achievement of certain revenue milestones, among other conditions, we would have been eligible to borrow an additional $10.0 million, on or prior to March 29, 2017; however, we did not achieve the level of revenues required to borrow the final $10.0 million. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 8,705 shares of our common stock on September 22, 2015 at a price of $559.64 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes (the “notes”).

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three and nine months ended September 30, 2018 and 2017, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, at this time we are unable to issue more shares through our “at-the-market” program. In addition, in August 2016 we completed a follow-on public offering of 246,445 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

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

On November 1, 2018, we completed a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C preferred stock (convertible into an aggregate of 21,465,000 shares of common stock). As a result, we received net proceeds of approximately $10.1 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.4 million. Each share of common stock sold in our November 2018 offering was accompanied by a warrant to purchase one share of common stock, and each share of Series C preferred stock was accompanied by a warrant to purchase 2,500 shares of common stock. The warrants issued in our November 2018 financing expire on the fifth anniversary of the date of issuance.

We are developing two next-generation versions of our Pantheris atherectomy device, Pantheris 3.0 and Pantheris SV, a lower profile Pantheris, that we believe represent significant improvements over our existing product. Pantheris 3.0 includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe will improve usability and reliability, while Pantheris SV has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels and below-the-knee applications. We received CE Marking approval for Pantheris 3.0 in December 2018 and obtained FDA clearance for Pantheris 3.0 in May 2018. We filed a 510(k) submission for Pantheris SV in August 2018 and received CE Marking approval for Pantheris SV in October 2018.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 30, 2018.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales and rentals of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. Our revenues were adversely affected by the product performance issues we have experienced with the previous version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017. For the three months ended September 30, 2018, there was one customer that represented 11% of revenues. For the three months ended September 30, 2017, there were no customers that represented 10% or more of revenues. For the nine months ended September 30, 2018 and 2017, there were no customers that represented 10% or more of revenues.

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

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of costs related to manufacturing overhead, materials and direct labor. We expense all warranty costs and inventory provisions as cost of revenues. We periodically write-down inventory for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. A significant portion of our cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as we introduce new devices and grow revenues. Cost of revenues also includes depreciation expense for production equipment, depreciation and related maintenance expense for placed Lightboxes held by customers and certain direct costs such as those incurred for shipping our products.

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

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Revenues	$2,020	$2,071	$5,887	$8,021
Cost of revenues	1,477	3,274	5,061	11,268
Gross profit (loss)	543	(1,203)	826	(3,247)
Gross margin	27%	-58%	14%	-40%
Operating expenses:
Research and development	1,404	2,322	4,340	9,342
Selling, general and administrative	4,259	4,928	12,723	20,435
Restructuring charges	—	416	—	935
Total operating expenses	5,663	7,666	17,063	30,712
Loss from operations	(5,120)	(8,869)	(16,237)	(33.959)
Interest income (expense), net	(270)	(1,574)	(5,221)	(4,632)
Other income (expense), net	2	—	(10)	9
Net loss and comprehensive loss	$(5,388)	$(10,443)	$(21,468)	$(38,582)

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues.

For the three months ended September 30, 2018, revenue decreased by 2% to $2.0 million, compared to the three months ended September 2017. The decrease primarily reflects the impact of the reduced size of our field sales force in 2018.

Cost of Revenues and Gross Margin.

Cost of revenues decreased by 55% to $1.5 million during the three months ended September 30, 2018, compared to $3.3 million during the three months ended September 30, 2017. This decrease was primarily attributable to lower charges for inventory excess and obsolescence in the three months ended September 30, 2018 compared to the prior year period.

Gross margin for the three months ended September 30, 2018 increased to 27%, compared to -58% in the three months ended September 30, 2017. The increase in gross margin was primarily due to decreased charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended September 30, 2018 decreased by 39% to $1.4 million, compared to $2.3 million in during the three months ended September 30, 2017, primarily due to a decrease in personnel-related expenses from having fewer employees and lower project spending.

Stock-based compensation expense within R&D totaled approximately $0.1 million and $0.5 million during the three months ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended September 30, 2018 decreased by 12% to $4.3 million, compared to $4.9 million during the three months ended September 30, 2017, primarily due to a decrease in personnel-related expenses including compensation expense and professional services expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively.

Interest Income (Expense), Net.

Interest income (expense), net for the three months ended September 30, 2018 decreased by 88% to $0.2 million, compared to $1.6 million the three months ended September 30, 2017, primarily due to CRG’s conversion of $38 million in outstanding principal and interest into Series A preferred stock in connection with our February 2018 public offering (the “CRG Conversion”).

Other Income (Expense), Net.

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenues. For the nine months ended September 30, 2018, revenue decreased by 27% to $5.9 million, compared to $8.0 million for the nine months ended September 2017. The decrease primarily reflects the impact of the reduced size of our field sales force in 2018.

Cost of Revenues and Gross Margin.

Cost of revenues during the nine months ended September 30, 2018 decreased by 55% to $5.1 million, compared to $11.3 million during the nine months ended September 30, 2017. This decrease was primarily attributable to lower charges for inventory excess and obsolescence in the nine months ended September 30, 2018 and the reduced costs related to lower revenue.

Gross margin for the nine months ended September 30, 2018 increased to 14%, compared to (40%) for the nine months ended September 30, 2017. The increase in gross margin was primarily due to the lower charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expense for the nine months ended September 30, 2018 decreased by 54% to $4.3 million, compared to $9.3 million for the nine months ended September 30, 2017, primarily due to a decrease in personnel-related expenses as a result of fewer employees and project spending.

Stock-based compensation expense within R&D totaled approximately $0.4 million and $1.6 million during the nine months ended September 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the nine months ended September 30, 2018 decreased by 38% to $12.7 million, compared to $20.4 million for the nine months ended September 30, 2017, primarily due to a decrease in personnel-related expenses including compensation expense and professional services expenses as a result of having fewer employees.

Stock-based compensation expense within SG&A totaled approximately $1.6 million and $2.3 million during the nine months ended September 30, 2018 and 2017, respectively.

Interest Income (Expense), Net. Interest expense during the nine months ended September 30, 2018 increased by 13% to $5.2 million, compared to $4.6 million during the nine months ended September 30, 2017, primarily due to $3.8 million in fees in relating to the CRG note conversion in February 2018, offset by lower interest expense due to the note converting into Series A convertible preferred stock.

Other Income (Expense), Net. Other income (expense), net was not significant in the nine months ended September 30, 2018 and 2017. Other income for the three months ended September 30, 2018 was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $10.0 million and an accumulated deficit of $332.8 million, compared to cash and cash equivalents of $5.4 million and an accumulated deficit of $301.3 million as of December 31, 2017. We believe that the net proceeds we have received from our public offerings, including approximately $10.1 million in net proceeds from our November 2018 offering of common stock and Series C preferred stock, together with our expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least September 30, 2019. We will need to raise additional funds through future equity or debt financings within the next ten months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the foreseeable future could cause substantial dilution to our existing stockholders. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

In September 2015, we entered into a Loan Agreement with CRG, under which we could borrow up to $50.0 million, of which $30.0 million was immediately available and borrowed by us. Of the remaining $20.0 million, we borrowed $10.0 million on June 15, 2016 and the availability of the remaining $10.0 million was contingent on the achievement of certain net revenue milestones prior to December 31, 2016, which were not achieved. Under the original terms of the Loan Agreement, the first sixteen quarterly payments are interest-only payments, and the last eight quarterly payments will be equal installments in which interest and principal amounts are paid. Interest is calculated at a fixed rate of 12.5% per annum. We make quarterly payments of interest only in arrears commencing on September 30, 2015. During the interest-only period, we may elect to make the 12.5% per annum interest payment by making a cash payment for 8.5% per annum of interest and making a PIK for the remaining amount, for which the 4.0% per annum of interest would be added to the outstanding principal amount of the loan. To date, we have elected the PIK option to the extent available and have made a cash payment for the remaining amount. Principal is repayable in eight equal quarterly installments during the final two years of the term. Under the original terms of the Loan Agreement, all unpaid principal, and accrued and unpaid interest, is due and payable in full on September 30, 2021. As of September 30, 2018, we had $8.1 million outstanding under the Loan Agreement. For more information, see Part I, Item 2 “Contractual Obligations.”

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we issued and sold common stock with an aggregate value of approximately $8.7 million between the registration statement’s effectiveness on March 8, 2016 and September 2017. During the year ended December 31, 2016, we sold 27,374 shares of common stock through the “at-the-market” program at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three and nine months ended September 30, 2018 and 2017, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares through our “at-the-market” program at this time. In addition, in August 2016, we issued and sold 246,445 shares of our common stock in a follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 246,445 shares include the exercise in full by the underwriters of their option to purchase an additional 32,145 shares of our common stock.

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

On November 1, 2018, we completed a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C preferred stock (convertible into an aggregate of 21,465,000 shares of common stock). As a result, we received net proceeds of approximately $10.1 million after underwriting discounts, commissions, legal and accounting fees of approximately $1.4 million. Each share of common stock sold in our November 2018 offering was accompanied by a warrant to purchase one share of common stock, and each share of Series C preferred stock was accompanied by a warrant to purchase 2,500 shares of common stock. The warrants issued in our November 2018 financing expire on the fifth anniversary of the date of issuance.

Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,723)	$(29,299)
Investing activities	(97)	(41)
Financing activities	19,439	3,414
Net increase (decrease) in cash and cash equivalents	$4,619	$(25,926)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $14.7 million, consisting primarily of a net loss of $21.5 million and an increase in net operating assets of $2.2 million, offset by non-cash charges of $8.9 million. The decrease in net operating assets was due to a decrease in other liabilities related to the payment of litigation settlement expense of $1.8 million, assigned interest to PDL, partially offset by fluctuations in inventories, accounts receivable, prepaid expenses and accounts payable, due to timing of payments. The non-cash charges primarily consisted of depreciation of $0.7 million, stock-based compensation of $2.0 million, non-cash interest expense of $5.3 million and an increased reserve for excess and obsolete inventories of $0.6 million.

Net cash used in operating activities for the nine months ended September 30, 2017 was $29.3 million, consisting primarily of a net loss of $38.6 million and an increase in net operating assets of $3.2 million, offset by non-cash charges of $12.5 million. The increase in net operating assets was due to an increase in inventories, prepaid expenses and other current assets, decreases in accounts payable, accrued compensation and accrued expenses and other current liabilities due to our workforce reduction in April 2017 and efforts to reduce operating expenses, decreases in other liabilities related to the repayment of assigned interest to PDL, partially offset by a decrease in accounts receivable. The non-cash charges primarily consisted of depreciation of $1.2 million, stock-based compensation of $4.2 million, non-cash interest expense and other charges related to our credit agreement with CRG of $1.6 million, and an increased reserve for inventory excess and obsolescence of $5.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2018 was $0.1 million consisting of purchases of property and equipment offset by $28,000 of proceeds from the sale of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2017 was $0.9 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2018 of $19.4 million primarily relates to proceeds from issuances of convertible preferred stock and common stock and warrant exercises.

Net cash provided by financing activities in the nine months ended September 30, 2017 of $3.4 million primarily relates to net proceeds of $3.2 million from the issuance of common stock and $0.2 million proceeds from purchases under our employee stock purchase plan.

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

Credit Risk

As of September 30, 2018 and December 31, 2017, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of September 30, 2018 and December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and its directors believe that the foregoing lawsuits were without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, the Company entered into a settlement of the actions. The settlement was for a total of $5 million. The Company’s total contribution to the settlement fund was $1.76 million, which the Company paid in March 2018. On October 24, 2018, the court approved the settlement.

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

●

our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, and the timing of such clearances and approvals, particularly with respect to current and future generations of Pantheris;

●	market acceptance of our Lumivascular platform and products, including Pantheris;

●	the availability of reimbursement for our Lumivascular platform products;

●	our ability to attract new customers and increase the amount of business we generate from existing customers;

●	results of our clinical trials;

●

the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

●	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;

●	changes in our pricing policies or those of our competitors;

●	general economic, political, industry and market conditions, including economic and political uncertainty caused by the recent U.S. presidential election;

●	the regulatory environment;

●	the hiring, training and retention of key employees, including our sales team;

●	the cost and potential outcomes of existing and future litigation;

●	our ability to obtain additional financing; and

●	advances and trends in new technologies and industry standards.

We have a history of net losses and we may not be able to achieve or sustain profitability.

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $21.5 million for the nine months ended September 30, 2018, $48.7 million in 2017, $56.1 million in 2016 and $47.3 million in 2015. As of September 30, 2018, we had an accumulated deficit of approximately $322.8 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that the net proceeds from the recently completed offerings of our Series C Preferred Stock and common stock, together with our cash and cash equivalents at September 30, 2018 and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations for at least the next ten months. Even though we sold $3.5 million of common stock and warrants in our July 2018 offering and $10.1 million in Series C preferred stock, common stock and warrants in our November 2018 offering, we will need to raise additional funds through future equity or debt financings within the next ten months to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next ten months could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offerings. The warrants issued in connection with the Series B preferred stock follow-on in February 2018 prohibit us from entering into certain transactions involving the issuance of securities for a price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case until February 17, 2021. This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

●	the degree of success we experience in commercializing our Lumivascular platform products, particularly next-generation Pantheris, and any future versions of such products;

●	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;

●	the costs and expenses of maintaining or expanding our sales and marketing infrastructure and our manufacturing operations;

●	the costs and timing of developing variations of our Lumivascular platform products, especially Pantheris and, if necessary, obtaining FDA clearance of such variations;

●	the extent to which our Lumivascular platform is adopted by hospitals for use by interventional cardiologists, vascular surgeons and interventional radiologists in the treatment of PAD;

●	the number and types of future products we develop and commercialize;

●	the costs of defending ourselves against existing and future litigation;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

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

As of September 30, 2018, we had $8.1 million in principal and interest outstanding under a Term Loan Agreement (the “Loan Agreement”), with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”). This amount reflects the completion of the Series B Offering and the CRG Conversion. Our significant amount of debt may:

●	make it more difficult for us to satisfy our obligations with respect to the Loan Agreement;

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

●

require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	restrict us from exploiting business opportunities;

●	make it more difficult to satisfy our financial obligations, including payments on the Loan Agreement

●	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

●

limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

The existence of a substantial amount of debt may make it difficult for us to run our business effectively or raise the capital we need to continue our operations.

Covenants under the Loan Agreement will restrict our business in many ways.

The Loan Agreement contains various covenants that limit, subject to certain exceptions, our ability to, among other things:

●	incur or assume liens;

●	incur additional debt or provide guarantees in respect of obligations of other persons;

●	issue redeemable stock and preferred stock;

●

pay dividends or make distributions on capital stock, repurchase, redeem or make payments on capital stock or repay, repurchase, redeem, retire, defease, acquire or cancel debt prior to the stated maturity thereof;

●	make loans, investments or acquisitions;

●

create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us or to guarantee our debt, limit our or any of our subsidiaries ability to create liens, or make or pay intercompany loans or advances;

●	enter into certain transactions with affiliates;

●	sell, transfer, license, lease or dispose of our or our subsidiaries’ assets, including the capital stock of our subsidiaries; and

●	dissolve, liquidate, consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to, another person.

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

The covenants contained in the Loan Agreement could adversely affect our ability to:

●	finance our operations;

●	make needed capital expenditures;

●	make strategic acquisitions or investments or enter into alliances;

●	withstand a future downturn in our business or the economy in general;

●	refinance our outstanding indebtedness prior to maturity;

●	engage in business activities, including future opportunities, that may be in our interest; and

●	plan for or react to market conditions or otherwise execute our business strategies.

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

Our gross margin was 27% for the three months ended September 30, 2018 compared to -58% for the three months ended September 30, 2017. Our gross margin was 14% for the nine months ended September 30, 2018 compared to -40% for the nine months ended September 30, 2017. Gross margin for the three and nine month periods ended September 30, 2017 was negatively impacted by increases in charges related to excess and obsolete Lightbox and Pantheris inventories.

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

Our ability to compete effectively depends on our ability to distinguish our company and our Lumivascular platform from our competitors and their products, and includes such factors as:

●	procedural safety and efficacy;

●	acute and long-term outcomes;

●	ease of use and procedure time;

●	price;

●	size and effectiveness of sales force;

●	radiation exposure for physicians, hospital staff and patients; and

●	third-party reimbursement.

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

We may experience numerous unforeseen events during, or because of, the clinical trial process that could delay or prevent us from receiving regulatory clearance or approval for new products or modifications of existing products, including new indications for existing products, including:

●	negative or inconclusive results that may cause us to decide, or regulators may require us, to conduct additional clinical and/or preclinical testing which may be expensive and time consuming;

●	trial results that do not meet the level of statistical significance required by the FDA or other regulatory authorities;

●	findings by the FDA or similar foreign regulatory authorities that the product is not sufficiently safe for investigational use in humans;

●	interpretations of data from preclinical testing and clinical testing by the FDA or similar foreign regulatory authorities that may be different from our own;

●	delays or failure to obtain approval of our clinical trial protocols from the FDA or other regulatory authorities;

●	delays in obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

●	findings by the FDA or similar foreign regulatory authorities that our or our suppliers’ manufacturing processes or facilities are unsatisfactory;

●

changes in the review policies of the FDA or similar foreign regulatory authorities or the adoption of new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;

●	trouble in managing multiple clinical sites;

●	delays in agreeing on acceptable terms with third-party research organizations and trial sites that may help us conduct the clinical trials; and

●	the suspension or termination by us, or regulators, of our clinical trials because the participating patients are being exposed to unacceptable health risks.

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

Because we have only limited experience in manufacturing our Lumivascular platform products in commercial quantities, we may encounter production delays or shortfalls. Such production delays or shortfalls may be caused by many factors, including the following:

●	any expansion in our manufacturing capacity, could require changes to our production processes;

●

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

●	we may experience a delay in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities; and

●

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

We currently manufacture some of our components and sub-assemblies at our Redwood City facility and rely on third-party vendors for other components and sub-assemblies used in our Lumivascular platform. Our reliance on third-party vendors subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to consistently produce quality components;

●	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

●	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

●	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

●	inability of the manufacturer or supplier to comply with QSR as enforced by the FDA and state regulatory authorities;

●	inability to control the quality of products manufactured by third parties;

●	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

●	delays in delivery by our suppliers due to changes in demand from us or their other customers.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2018, we held 21 issued and allowed U.S. patents and had 25 U.S. utility patent applications and 5 PCT applications pending. As of September 30, 2018, we also had 42 issued and allowed patents outside of the United States. As of September 30, 2018, we had 44 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business. We use certain open source software in Lightbox. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering Lightbox unless and until we can re- engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

Our Lumivascular platform products are medical devices that are subject to extensive regulation by FDA in the United States and by regulatory agencies in other countries where we do business. Government regulations specific to medical devices are wide-ranging and govern, among other things:

●	product design, development and manufacture;

●	laboratory, preclinical and clinical testing, labeling, packaging, storage and distribution;

●	pre-marketing clearance or approval;

●	record keeping;

●	product marketing, promotion and advertising, sales and distribution; and

●	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We obtained 510(k) clearance for Pantheris 3.0 in May 2018, and we filed a 510(k) submission for Pantheris SV in August 2018. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

●	criminal prosecution.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may harm:

●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenues and achieve or maintain profitability; and

●	the availability of capital.

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

●

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

●

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●

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

●	HIPAA, as amended by the HITECH Act, which protects the security and privacy of protected health information; and

●

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

Our stock price has fluctuated significantly since our IPO and is likely to continue to fluctuate substantially. As a result of this price fluctuation, investors may experience losses on their investments in our stock. In addition, the development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

●	sales of stock by our existing stockholders, including our affiliates;

●	market acceptance of our Lumivascular platform and products, including Pantheris;

●	the results of our clinical trials;

●	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	quarterly variations in our or our competitors’ results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

●	the loss of key personnel, including changes in our board of directors and management;

●	legislation or regulation of our business;

●	lawsuits threatened or filed against us;

●	the announcement of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation; and

●	developments in our industry.

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

We will need to raise additional funds through future equity or debt financings within the next ten months to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next nine months could cause substantial dilution to our existing stockholders. On February 3, 2016, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which we issued and sold approximately 200,000 shares of common stock having an aggregate offering value of approximately $8.7 million between the Shelf Registration Statement’s effectiveness on March 8, 2016 and September 2017. In July 2018, we sold a further 2,166,180 shares of our common stock (excluding warrants to purchase an additional 1,083,091 shares of our common stock issued in a concurrent private placement) pursuant to the Shelf Registration Statement, for gross proceeds of approximately $3.5 million. In addition, in August 2016, we issued and sold 200,000 shares of our common stock in our follow-on public offering at a public offering price of $140.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. During the year ended December 31, 2016, we sold 27,374 shares of common stock under our “at-the-market” program with Cowen at an average price of $194.74 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the three and nine months ended September 30, 2018, we sold no shares of common stock through the “at-the-market” program. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are unable to issue more shares using the Shelf Registration Statement at this time. Accordingly, it was necessary to register the shares sold pursuant to the Purchase Agreement, the CRG Conversion and Series B Purchase Agreement on Form S-1. This has increased our transaction expenses and the number of shares required to be sold to finance our operations.

In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 8,705 shares of common stock held by CRG, which may be sold freely in the public market. On November 3, 2017, we also entered into the Lincoln Park Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement. The warrants issued in connection with the Series B preferred stock prohibits us from entering into certain transactions involving the issuance of securities for a price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case until February 17, 2021. This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under any registration statement will result in dilution of our stockholders and could cause our stock price to fall.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2017 financial statements, included in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2018, a “going concern” opinion, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2017 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the condensed balance sheets.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities laws, rules and regulations. Compliance with these laws, rules and regulations have increased our legal and financial compliance costs and will make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Our management and other personnel now need to devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

On March 1, 2018, we regained compliance with all applicable Nasdaq listing criteria; however, there can be no assurance that we will continue to be compliant with such listing criteria. As of November 12, 2018, the bid price of our common stock on the Nasdaq Capital Market had been less than the $1.00 required by the Nasdaq listing rules for 16 consecutive business days. If the bid price of our common stock does not increase above the requisite minimum within 14 business days of November 12, 2018, we will no longer be in compliance with Nasdaq’s minimum bid price requirement.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:

●	a classified board of directors;

●	advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholder’s notice;

●	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws;

●	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;

●	allowing stockholders to remove directors only for cause;

●	a requirement that the authorized number of directors may be changed only by resolution of the board of directors;

●

allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;

●	a requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent;

●	limiting the forum for certain litigation against us to Delaware; and

●

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

CRG has the ability to exert significant control over matters pursuant to the protective provisions therein as well as the covenants and other restrictions in the Loan Agreement.

Even though Series A preferred stock is non-voting stock, the its governing documents, as amended, have protective provisions that will require CRG to consent to certain significant Company events. For example, CRG’s consent would be necessary to create additional shares of Series A preferred stock, amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

The Series A preferred stock has a liquidation preference senior to our common stock, the Series B preferred stock and the Series C Preferred Stock.

Series A preferred stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of the Series 1 or Series 2 warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $41,800,000 from any such transaction before any amount is paid to the holders of our Series B preferred stock, Series C preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders, Series C preferred stockholders and warrantholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

4.1(1)	Form of Common Stock Purchase Warrant.

10.1(1)	Securities Purchase Agreement, dated as of July 12, 2018, by and among Avinger, Inc. and the purchasers identified on the signature pages thereto.

10.2(2)	Officer and Director Share Purchase Plan, dated as of August 22, 2018.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: November 13, 2018	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)