Form 10-K
period 2018-12-31
Avinger Inc
filed 2019-03-06
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on March 1, 2019 as reported by the Nasdaq Global Market on such date, was approximately $28.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 1, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 42,297,117.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our clinical studies, including our INSIGHT trial and plans to conduct further clinical studies;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by FDA, for enhanced versions of Pantheris;

●	the expected timing of 510(k) submission to FDA, and associated marketing clearances by FDA, for additional versions of Pantheris designed for use in smaller vessels;

●	the expected growth in our business and our organization;

●	our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris to qualify for reimbursement codes used by other atherectomy products;

●	our ability to continue as a going concern;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

●	our ability to identify and develop new and planned products and acquire new products;

●	our financial performance;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally; and

●	developments and projections relating to our competitors or our industry.

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

PART I

ITEM 1.     BUSINESS

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. In October 2015 we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris, and we received additional 510(k) clearances for enhanced versions of Pantheris in March 2016 and May 2018 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. We also offer the Wildcat and Kittycat catheters, which are used for crossing CTOs but do not contain on-board imaging technology.

Current treatments for PAD, including bypass surgery, can be costly and may result in complications, high levels of post-surgery pain, and lengthy hospital stays and recovery times. Minimally invasive, or endovascular, treatments for PAD include stenting, angioplasty, and atherectomy, which is the use of a catheter-based device for the removal of plaque. These treatments all have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease, also known as restenosis. We believe one of the main contributing factors to high restenosis rates for PAD patients treated with endovascular technologies is the amount of vascular injury that occurs during an intervention. Specifically, these treatments often disrupt the membrane between the outermost layers of the artery, which is referred to as the external elastic lamina, or EEL.

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

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION allows us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we have worked with 18 of the 20 VISION sites to re-solicit consent from previous clinical trial patients in order to evaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the patients from participating sites was completed in May 2017, and we released the final 12 and 24-month results for a total of 89 patients in July 2017.

We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations. During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a filing with the FDA to expand the indication for our Pantheris atherectomy device to specifically include in-stent restenosis. We received CE Marking in December 2017 and 510(k) clearance in May 2018 for a next-generation version of our Pantheris atherectomy device, which we believe represents a significant improvement over our prior product. This next-generation version of Pantheris includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe improve usability and reliability of the device. The next-generation Pantheris atherectomy device is available for commercial sale in the United States and select international markets. On December 13, 2018 we announced the 500th patient treated with the next-generation Pantheris. All previous versions of Pantheris have been discontinued.

We are developing a line extension of our Pantheris image-guided atherectomy platform, Pantheris SV (Small Vessel), a lower profile version of Pantheris. The lower profile Pantheris has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels. We submitted a 510(k) application for Pantheris SV in August 2018 and received CE Marking approval in October 2018. On November 15, 2018 we announced the successful treatment of the first patients globally with Pantheris SV by a vascular surgeon in Münster, Germany. Pantheris SV is available in limited supply for commercial sale in the EU; it is not available for commercial sale in the United States at this time.

We have assembled a team with extensive medical device development and commercialization capabilities. In addition to the commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $10.7 million in 2015, $19.2 million in 2016, $9.9 million in 2017 and $7.9 million in 2018.

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

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
PIPELINE PRODUCTS
Pantheris SV (Small Vessel)	Atherectomy		FDA 510(k) filed CE Marking	October 2018
PRODUCTS
Lightbox(1)	OCT Imaging	N/A	FDA Cleared CE Marking	November 2012 September 2011
Pantheris (next-generation)	Atherectomy		FDA Cleared CE Marking	May 2018 December 2017
Ocelot(2)	CTO Crossing	110cm, 6F	FDA Cleared CE Marking	November 2012 September 2011
Ocelot MVRX(2)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL(2)	CTO Crossing	135/150cm, 5F	FDA Cleared CE Marking	December 2012 October 2012

(1)	Lightbox is cleared for use with compatible Avinger products.

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

NON-IMAGING PRODUCTS

Name	Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
Wildcat(1)	Guidewire Support CTO Crossing	110cm, 6F 110cm, 6F	FDA Cleared FDA Cleared CE Marking	February 2009(3) August 2011 May 2011
Kittycat 2(2)	CTO Crossing	150cm, 5F	FDA Cleared CE Marking	October 2011 September 2011

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

Lumivascular Platform Overview

Our Lumivascular platform integrates OCT visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging simultaneously with treatment in PAD procedures. Our Lumivascular platform consists of a capital component, Lightbox, and a variety of disposable catheter products, including Ocelot, Ocelot PIXL, Ocelot MVRX and Pantheris.

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

Lightbox displays a cross-sectional view of the vessel, which provides physicians with detailed information about the orientation of the catheter and the surrounding artery and plaque. Layered structures represent relatively healthy portions of the artery and non-layered structures represent the plaque that is blocking blood flow in the artery. Navigational markers allow the physician to orient the catheter toward the treatment area, helping to avoid damage to the healthy arterial structures during a procedure. Lightbox received FDA 510(k) clearance in November 2012 and CE Marking in Europe in September 2011.

Pantheris

We believe Pantheris is the first atherectomy catheter to incorporate real-time OCT intravascular imaging. Pantheris may be used alone or following a CTO crossing procedure using Ocelot or other products. Pantheris is a single-use product and provides physicians with the ability to see a cross-sectional view of the peripheral artery to guide the removal of blockages throughout the procedure. The device restores blood flow by shaving thin strips of plaque using a high-speed directional cutting mechanism that enables physicians to specifically target the portion of the artery where the plaque resides while minimizing disruption to healthy arterial structures. The excised plaque is deposited in the nosecone of the device and removed from the artery within the device.

In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made modifications to Pantheris after the completion of the VISION trial and commenced sales in the United States and select international markets following receipt of FDA approval for this version of Pantheris in March 2016. We first received CE Marking for Pantheris in June 2015. We received CE Marking in December 2017 and 501(k) clearance in May 2018 for a next-generation version of Pantheris, which includes new features and design improvements to the handle, shaft, balloon and nose cone of the device. The next-generation Pantheris atherectomy device is available for commercial sale in the United States and select international markets. All previous versions of Pantheris have been discontinued.

We are developing a line extension of our Pantheris image-guided atherectomy platform, Pantheris SV (Small Vessel), a lower profile version of Pantheris. The lower profile Pantheris has a smaller diameter and longer length and is designed for use in smaller vessels 2 to 4 millimeters in diameter. We submitted a 510(k) application for Pantheris SV in August 2018 and received CE Marking in October 2018. Pantheris SV is available in limited supply for commercial sale in the EU; it is not available for commercial sale in the United States at this time.

Ocelot, Ocelot PIXL and Ocelot MVRX

Ocelot is the first CTO crossing catheter to incorporate real-time OCT imaging, which allows physicians to see the inside of a peripheral artery during a CTO crossing procedure. Physicians have traditionally relied solely on fluoroscopy and tactile feedback to guide catheters through complicated blockages. Ocelot allows physicians to accurately navigate through CTOs by utilizing the OCT images to precisely guide the device through the arterial blockage, while minimizing disruption to the healthy arterial structures. A successful CTO crossing and placement of a guidewire allows the physician to subsequently treat the vessel with a therapeutic device. We received CE Marking for Ocelot in September 2011 and received FDA 510(k) clearance in November 2012.

We also offer Ocelot PIXL, a lower profile CTO crossing device for below-the-knee arteries and Ocelot MVRX, which offers a different tip design for peripheral arteries above the knee. We received CE Marking for Ocelot PIXL in October 2012 and received FDA 510(k) clearance in December 2012. We received FDA 510(k) clearance for Ocelot MVRX in December 2012.

Other Products

Our first-generation CTO crossing catheters, Wildcat and Kittycat, employ a proprietary design that uses a rotational spinning technique, allowing the physician to switch between passive and active modes when navigating across a CTO. Once across the CTO, Wildcat and Kittycat allow for placement of a guidewire and removal of the catheter while leaving the wire in place for additional therapies. Both products require the use of fluoroscopy solely rather than our Lumivascular platform for imaging. Wildcat was our first commercial product and has received both FDA 510(k) clearance in the United States and CE Marking in Europe for crossing peripheral artery CTOs. Kittycat has FDA 510(k) clearance in the United States and CE Marking clearance in Europe for the treatment of peripheral artery CTOs.

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

VISION’s primary efficacy endpoint required that at least 87% of lesions treated by physicians using Pantheris have a residual stenosis of less than 50%, as verified by an independent core laboratory. The primary safety endpoint required that less than 43% of patients experience an MAE through six-month follow-up as adjudicated by an independent Clinical Events Committee, or CEC. MAEs as defined in VISION included cardiovascular-related death, unplanned major index limb amputation, clinically driven target lesion revascularization, or TLR, heart attack, clinically significant perforation, dissection, embolus, and pseudoaneurysm. Results from the VISION trial demonstrated that Pantheris surpassed its primary efficacy and safety endpoints; residual restenosis of less than 50% was achieved in 96.3% of lesions treated in the primary cohort, while MAEs were experienced in 16.6% of patients.

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

The INSIGHT trial allows for up to 140 patients to be treated at up to 20 sites in the United States and Europe. Patient enrollment began in October 2017 and will continue through 2020. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the trial is fully enrolled and follow-up data through six months are analyzed.

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

Our sales team currently consists of a Vice President, Regional Directors and Territory Sales Managers, Clinical Specialists, and one Director of International Sales. Territory Sales managers are responsible for all product sales, which include disposable catheters and sale and service of our Lightbox console, while Clinical Specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by our marketing team, which focuses primarily on clinical training and education, marketing communications and product management. We have partnered with a third-party field service firm for the installation, service and maintenance of our Lightbox consoles.

As of December 31, 2018, we had 24 employees focused on sales and marketing. Our sales, general and administrative expenses for the years ended December 31, 2018 and 2017 were $17.4 million and $25.1 million, respectively. No single customer accounted for more than 10% of our revenues during 2018 or 2017.

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

As of December 31, 2018, we held 23 issued and allowed U.S. patents and had 29 U.S. utility patent applications and 4 PCT applications pending. As of December 31, 2018, we also had 45 issued and allowed patents from outside of the United States. As of December 31, 2018, we had 43 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2034.

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

As of December 31, 2018, we held five registered U.S. trademarks. In Europe, we hold three registered trademarks. In addition, we held one International Registration under the Madrid Protocol with granted extensions to China, Europe, Japan, and Korea (reflected in the three European registration noted above)..

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

●

Product line improvements and extensions. We are developing improvements to our Lumivascular platform, including additional catheters for use in different clinical applications. For example, we are developing versions of Pantheris designed to treat smaller vessels, and we are also developing next-generation CTO crossing devices to target both the peripheral and coronary CTO markets.

●

Additional treatment indications. We intend to seek additional regulatory clearances from FDA to expand the indications for which our products can be marketed within PAD, as well as in other areas of the body. This includes both expanding the marketed indications for our current products, as well as development of new products.

●

Next-generation console. We are focusing our console development efforts on miniaturization, equipment integration and increased processing power in anticipation of future catheter products. We may also develop a version of our Lumivascular platform that integrates OCT imaging into existing catheterization lab and operating room imaging systems.

●

Improved software and user interface. We intend to further develop our software to provide more information and control to our end users during a procedure. We use physician and staff feedback to improve the features and user functionality of our Lumivascular platform.

As of December 31, 2018, we had 10 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2018 and 2017 were $6.0 million and $11.3 million, respectively.

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

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. In the United States the FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: (i) a pre-market approval, or (ii) PMA application or 510(k) pre-market notification submission. A completely novel product must go through the more rigorous pre-market approval, or PMA, if it cannot receive authorization through a 510(k). The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Class I and Class II devices are considered lower risk. The lowest risk medical devices can be marketed without a PMA or 510(k) clearance. Other Class I and Class II devices often can gain approval for commercial distribution by submitting an application to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III status and generally require the submission of a PMA application for approval to commercialize a product. These generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

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

●

the FDA’s QSR which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

●

medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions:

●	warning letters, adverse publicity, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

●	criminal prosecution.

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

The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with CE marking which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for CE marking varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE marking can be placed on a product, known as a conformity assessment. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states.

Federal, State and Foreign Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, which we refer to collectively as the Affordable Care Act, was enacted in the United States. The provisions of the Affordable Care Act are effective on various dates. The Affordable Care Act expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the Anti-Kickback Statute and the False Claims Act, to make it easier to bring suit under these statutes. The Affordable Care Act also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system and expanded use of recovery audit contractors for enforcement.

Anti-Kickback Statutes.    The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid. Violation of the Anti-Kickback Statue is a criminal felony, and can result in criminal sanctions, civil penalties, enforcement under the False Claims Act, and exclusion from federal healthcare programs.

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

Federal False Claims Act.    Another development affecting the healthcare industry is the increased use of the federal False Claims Act by federal prosecutors, and in particular, action brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not just a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,181-$22,363 for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

While we are unaware of any current matters, we are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

The Sunshine Act.    The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Affordable Care Act, requires all United States manufacturers of a prescription drug, device, biologic or other medical supply that has been approved or cleared by the FDA, and is available for coverage by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Secretary of HHS: (i) payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians and teaching hospitals or to third parties on behalf of physicians or teaching hospitals; and (ii) physician ownership and investment interests in the drug and device manufacturing entity. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1,150,000). Additionally, there are criminal penalties if an entity intentionally makes false statements in such reports. We are subject to the Sunshine Act and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

U.S. Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our current and future solutions. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry principally by moving healthcare reimbursement towards more value-based and quality-based payment methodologies. The Act contains a number of provisions that impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs and reimbursement changes.

There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payors. Furthermore, the current presidential administration and Congress may again attempt broad sweeping changes to the current healthcare laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect any future legislation or regulation in the United States may have on our business.

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

Medicare reimbursement for inpatient PAD procedures that include atherectomy for 2019 went into effect on October 1, 2018 and range between approximately $11,000 and $19,000. These amounts include the cost of disposable catheters such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (e.g., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Employees

As of December 31, 2018, we had 75 employees, including 22 in manufacturing and operations, 24 in sales and marketing, 10 in research and development and clinical and regulatory affairs, 8 in quality assurance and 11 in finance, general administrative and executive administration. Of these 75 employees, 5 are part time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

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

●	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;

●	changes in our pricing policies or those of our competitors;

●	general economic, political, industry and market conditions;

●	the regulatory environment;

●	the hiring, training and retention of key employees, including our sales team;

●	the cost and potential outcomes of existing and future litigation;

●	our ability to obtain additional financing; and

●	advances and trends in new technologies and industry standards.

We have a history of net losses and we may not be able to achieve or sustain profitability.

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $27.6 million in 2018 and $48.7 million in 2017. As of December 31, 2018, we had an accumulated deficit of approximately $328.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that our cash and cash equivalents at December 31, 2018, and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least the third quarter of 2019. Even though we received net proceeds of $10.2 million from the sale of our common stock and Series C convertible preferred stock in our November 2018 offering, net proceeds of $15.5 million from the sales of our Series B convertible preferred stock and warrants in our February 2018 offering, and net proceeds of $3.0 million from the sale of our common stock and warrants in our July 2018 offering, we will need to raise additional funds through future equity or debt financings within the next twelve months to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offerings. The warrants issued in connection with the Series B and Series C preferred stock offering in February 2018 prohibit us from entering into certain transactions involving the issuance of securities for a variable price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case until February 17, 2021. This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

●	the degree of success we experience in commercializing our Lumivascular platform products, particularly Pantheris, and any future versions of such products;

●	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;

●	the costs and expenses of maintaining or expanding our sales and marketing infrastructure and our manufacturing operations;

●	the costs and timing of developing variations of our Lumivascular platform products, especially Pantheris and, if necessary, obtaining FDA clearance of such variations;

●	the extent to which our Lumivascular platform is adopted by hospitals for use by interventional cardiologists, vascular surgeons and interventional radiologists in the treatment of PAD;

●	the number and types of future products we develop and commercialize;

●	the costs of defending ourselves against existing and future litigation, including pending stockholder class action claims;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

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

As of December 31, 2018, we had $7.5 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”). Our significant amount of debt may:

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

●

require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	restrict us from exploiting business opportunities;

●	make it more difficult to satisfy our financial obligations, including payments on the Loan Agreement;

●	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

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

●	enter into certain transactions with affiliates;

●	sell, transfer, license, lease or dispose of our or our subsidiaries’ assets, including the capital stock of our subsidiaries; and

●	dissolve, liquidate, consolidate or merge with or into, or sell substantially all of our assets to another person.

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

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. We received 510(k) clearance from the FDA, for commercialization of Pantheris in October 2015, an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select international markets promptly thereafter. Our current next-generation version of Pantheris received FDA clearance in May 2018. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations. Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have attempted to address certain of these concerns with our current version of Pantheris. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised by earlier versions of Pantheris. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. Our revenue has been and continues to be adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of physicians our revenue may decline further or fail to increase.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of our next-generation Pantheris and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018, and those versions of Pantheris became commercially available in the United States and select international markets promptly thereafter. As such acceptance among physicians of these products may not increase or may decline.

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

Our gross margin increased to 17% for the year ended December 31, 2018, compared to -31% for the year ended December 31, 2017. Gross margin for the three months and year ended December 31, 2018 was positively impacted by lower excess and obsolete provisions related to our Lightbox and Pantheris inventories in 2018.

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

In order to remain competitive, we must continue to develop new product offerings and enhancements to our existing Lumivascular platform products. In particular, we have developed and are currently developing two next-generation versions of our Pantheris atherectomy device, next-generation Pantheris and Pantheris SV (Small Vessel), a lower profile version of Pantheris. We believe these versions will represent significant improvements in reliability and usability compared to prior versions of our products. We anticipate that our next-generation Pantheris and Pantheris SV will translate into revenue growth and achieve increased physician acceptance. Because we believe they are important to our future revenues, we are devoting a significant portion of our resources to their continued development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new product offerings, including our next-generation Pantheris and Pantheris SV, are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve and our business will be adversely affected.

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

Our current products are cleared in the United States only for crossing sub-total and chronic total occlusions and for performing atherectomy in the peripheral vasculature. These FFDCA clearances prohibits us from marketing or advertise our products for any other indication within the peripheral vasculature, which restricts our ability to sell these products and could affect our growth. Additionally, our products are contraindicated for use in the cerebral, carotid, coronary, iliac, and renal arteries. While off-label uses of medical devices are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We are not allowed to actively promote or advertise our products for off-label uses. In addition, we cannot make comparative claims regarding the use of our products against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings or enforcement action by the FDA and other government agencies. In the future, if we want to market a variation of Ocelot or Pantheris in the United States for use in other applications for which we do not currently have clearance, such as the coronary arteries, we will need to make modifications to these products, conduct further clinical trials and obtain new clearances or approvals from the FDA. There can be no assurance that we will successfully develop these modifications, that future clinical studies will be successful or that the expense of these activities will be offset by additional revenues.

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

●	we may experience a delay in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities; and

●	we have limited experience in complying with the FDA’s QSR, which applies to the manufacture of our Lumivascular platform products.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $282.7 million and $199.3 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2018 for state purposes. Out of the total Federal net operating loss carryforwards, $25.2 million were generated post December, 31, 2017 and have no expiration. Generally, subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” A number of our common and preferred stock financings over the past year may affect our ability to use NOLs. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability. On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law with many significant changes to the U.S. tax laws. The Tax Act limits the utilization of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income per year. However, existing NOLs that arose in years prior to December 31, 2017 are not affected by these provisions. Our ability to utilize NOLs arising in future tax periods may be limited by the Tax Act.

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

If our technology infrastructure is compromised, damaged or interrupted by a cybersecurity incident, data security breach or other security problems, our operating results and financial condition could be adversely affected.

We use technology in substantially all aspects of our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. Cybersecurity incidents can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage.

In addition, our technology infrastructure and systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Any such disruption to our systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could require us to notify affected individuals, federal or state agencies or media outlets of the incident and could result in business disruption, negative publicity, loss of customers, potential liability, including litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and competitive disadvantage, any or all of which would potentially adversely affect our customer service, decrease the volume of our business and result in increased costs and lower profits. Moreover, a cybersecurity breach could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations.

While we have invested, and continue to invest, in technology security initiatives and other measures to prevent security breaches and cyber incidents, as well as disaster recovery plans, these initiatives and measures may not be entirely effective to insulate us from technology disruption that could result in adverse effects on our results of operations.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2018, we held 23 issued and allowed U.S. patents and had 29 U.S. utility patent applications and 4 PCT applications pending. As of December 31, 2018, we also had 45 issued and allowed patents outside of the United States. As of December 31, 2018, we had 43 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris, our image-guided atherectomy device, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We obtained 510(k) clearance for our next-generation Pantheris in May 2018 and we filed a 510(k) submission for Pantheris SV in August 2018. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

In addition, we are required to timely file various reports with the FDA, including medical device reports, or MDRs, if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these MDRs are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2014 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. BSI conducted a recertification audit (for EU) in 2016 followed by surveillance audits in 2017 & 2018, and found no major non-conformances. BSI also audited us for QSR compliance under MDSAP (Medical Device Single Audit Program) for FDA in July 2016, and found no major non-conformances. Additionally, BSI conducted a Technical File Audit in 2018 that resulted in one major non-conformance and three minor non-conformances. All non-conformances identified in aforementioned audits have been, or are being addressed via Avinger’s CAPA system.

We can provide no assurance that we will continue to remain in substantial compliance with the QSR. If the FDA, CDHS or BSI inspect our facility and discover major compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

Our Lumivascular platform products may in the future be subject to product recalls that could harm our reputation.

FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. Recalls of our Lumivascular platform products or products we commercialize in the future would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would negatively affect our stock price.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, was enacted in 2010. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, imposed an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties. Although this tax has been suspended through 2019, it is expected to apply to sales of our products in 2020 and thereafter. The current presidential administration and Congress may continue to attempt broad sweeping changes to the current healthcare laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenues and achieve or maintain profitability; and

●	the availability of capital.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to many healthcare fraud and abuse and patient privacy regulations by both the federal government and the states in which we conduct our business. The regulations that affect how we operate include:

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

We will need to raise additional funds through future equity or debt financings to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake in the next nine months could cause substantial dilution to our existing stockholders.

On February 3, 2016, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company (“Cowen”), through which we issued and sold approximately 200,000 shares of common stock having an aggregate offering value of approximately $8.7 million between the Shelf Registration Statement’s effectiveness on March 8, 2016 and September 2017. In July 2018, we sold a further 2,166,180 shares of our common stock (excluding warrants to purchase an additional 1,083,091 shares of our common stock issued in a concurrent private placement) pursuant to the Shelf Registration Statement, for gross proceeds of approximately $3.5 million. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. Accordingly, it was necessary to register the shares sold pursuant to our various financing activities.. This has increased our transaction expenses and the number of shares required to be sold to finance our operations.

In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 8,705 shares of common stock held by CRG, which may be sold freely in the public market. On November 3, 2017, we also entered into the Lincoln Park Purchase Agreement, pursuant to which Lincoln Park is obligated to purchase, at our request, up to $15.0 million of our common stock over a 30-month period, subject to certain limitations set forth in the Purchase Agreement. The warrants issued in connection with the Series B preferred stock prohibit us from entering into certain transactions involving the issuance of securities for a variable price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case until February 17, 2021. This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Sales of newly issued securities under any registration statement will result in dilution of our stockholders and could cause our stock price to fall.

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

Our 2018 financial statements contain disclosure that there is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2018 financial statements, included in this Annual Report on Form 10-K, a “going concern” opinion, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2018 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the condensed balance sheets.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in other filings required of a public company, our business and financial condition will become more visible, which could be advantageous to our competitors and clients and could result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

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

On December 4, 2018, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for the Company’s listed securities was less than $1 for the previous 30 consecutive business days. The Company has a period of 180 calendar days, or until June 3, 2019, to regain compliance with the rule referred to in this paragraph. To regain compliance, during the 180 day period, the bid price of the Company’s common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of the Company’s securities on Nasdaq.

In the event that the Company does not regain compliance with the Nasdaq Listing Rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. The Company intends to actively monitor its bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules, including conducting a reverse stock split.

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

Even though Series A preferred stock is non-voting stock, our governing documents, as amended, have protective provisions that will require CRG to consent to certain significant Company events. For example, CRG’s consent would be necessary to create additional shares of Series A preferred stock, amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

The Series A preferred stock has a liquidation preference senior to our common stock, the Series B preferred stock and the Series C Preferred Stock.

Series A preferred stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of our outstanding warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $41,800,000, plus any unpaid dividends from any such transaction before any amount is paid to the holders of our Series B preferred stock, Series C preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders, Series C preferred stockholders and warrantholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We maintain our principal executive offices, comprising 44,200 square feet in two buildings in Redwood City, California, under a lease agreement that expires in November 2019. We are currently in the process of negotiating a renewal of one of the buildings under the original lease.. Our facility houses our research and development, sales, marketing, manufacturing, finance and administrative activities. In February 2016, we entered into an additional non-cancelable operating lease for 6,600 square feet of warehouse and storage space in Redwood City, California, the lease agreement originally was to expire in November 2019. We exited this warehouse lease in December 2018 and incurred exit costs of approximately $50,000 which is included in rent expense for 2018.

On October 19, 2017, we entered into an agreement to sublease one of our facilities. The sublease commenced on December 1, 2017, and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). Prior to December 1, 2018, the sublessee paid a base rent of $3.25 per rentable square foot, or a total of $79,950 per month. On December 1, 2018 the base rent increased to $3.35 per rentable square foot, or a total of $82,410 per month. In addition to the base rent, the sublessee pays for the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

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

Between May 22, 2017 and May 25, 2017, three class actions were filed in the Superior Court of the State of California, County of San Mateo, or the State Court, against us and certain of our officers and directors. The underwriters of our IPO in January 2015 are also named as defendants. The actions were captioned Grotewiel v. Avinger, Inc., et al., No. 17-CIV-02240, Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, and Olberding v. Avinger, Inc., et al., No. 17-CIV-02307. These lawsuits allege that the registration statement for our IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs seek to represent a class of purchasers of our common stock in and/or traceable to our IPO. Plaintiffs seek, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees. On June 12, 2017, defendants removed these actions to the United States District Court for the Northern District of California, or Federal Court.

On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted the motions to remand the Olberding and Gonzalez actions to the State Court. On August 9, 2017, the State Court consolidated the Olberding and Gonzalez actions under the caption Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, or State Action. On September 22, 2017, an amended complaint was filed in the State Action. On October 31, 2017, the parties in the State Action stipulated to a stay of proceedings until judgment is entered in the federal Grotewiel action, or Federal Action. On June 20, 2018, the State Court dismissed the State Action pursuant to the proposed settlement described below.

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

HOLDERS OF RECORD

As of March 1, 2019, there were 42,297,117 shares of our common stock held by 170 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

DIVIDEND POLICY

Our Series A preferred stock carries an 8% cumulative dividend, which accumulates and is compounded annually. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2018, and at our option is payable in additional shares of Series A preferred stock. Additionally, the terms of our Series A preferred stock and Series B preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. On February 11, 2019, our board of directors declared a dividend on our Series A Preferred Stock, and we issued 2,945 shares of Series A Preferred Stock to pay the preferred dividend to the holder of Series A Preferred Stock. Other than the preferred dividend on Series A Preferred Stock, we have never declared or paid any cash dividends on any of our capital stock. Except with respect to the Series A preferred stock’s cumulative dividend, we do not anticipate paying any dividends in the foreseeable future and currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2018 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.    SELECTED FINANCIAL DATA

This item does not apply to smaller reporting companies.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K entitled “Risk factors.”

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, the Company also received 510(K) clearance from the FDA for its current next-generation version of Pantheris. The Company has sales in the U.S. and select international markets. The Company is located in Redwood City, California. The Company submitted a 510(k) filing in respect of Pantheris SV (Small Vessel), a lower profile Pantheris, in August 2018 and received CE Marking for Pantheris SV in October 2018.We also offer the Wildcat and Kittycat 2 catheters, which are used for crossing CTOs but do not contain on-board imaging technology.

We are developing a next-generation version of our Pantheris atherectomy device, Pantheris SV, a lower profile Pantheris. The lower profile Pantheris has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels. We submitted a 510(k) application for Pantheris SV in smaller vessels in August 2018 and received CE Marking approval in October 2018. In addition, we completed development of our next-generation Pantheris which we believe represents a significant improvement over our prior product. Our next-generation Pantheris includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe improves usability and reliability. Our next-generation Pantheris received CE Marking approval in December 2017 and was cleared by the FDA in May 2018. The next-generation Pantheris is available for commercial sale in the EU and United States.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) filing with the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION allows us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we have worked with 18 of the VISION sites to re-solicit consent from previous clinical trial patients in order for them to evaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites was completed in May 2017, and we released the final 12- and 24-month results for a total of 89 patients in July 2017. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations. During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a filing with the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and is expected to continue through early 2019. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the trial is fully enrolled and follow-up data through six months are available and analyzed.

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $7.9 million in the year ended December 31, 2018 and $9.9 million in the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, our net loss and comprehensive loss was $27.6 million and $48.7 million, respectively. We have not been profitable since inception, and as of December 31, 2018, our accumulated deficit was $328.9 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 125,000 shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

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

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 17,979,000 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. Each share of Series B preferred stock is accompanied by one warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock (the “Series 1 warrants”) and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date (the “Series 2 warrants”). In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 2,166,180 shares of our common stock at an offering price of $1.6425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 1,083,091 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3.0 million after deducting placement agent fees and other expenses payable by us and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $1.58 per share as a result. The warrants have an exercise price of $1.58 per share of our common stock and may be exercised from time to time beginning on January 17, 2019 and expire on July 16, 2021.

On November 1, 2018, we completed a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console, as well as related services, and sales of our various PAD catheters in the United States and select international markets. We expect our revenues to increase in 2019 as we introduce our Pantheris small vessel device and expand our sales force. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2018 and 2017.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to remain relatively flat compared to the prior year.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Year Ended December 31,
	2018	2017

Revenues	$7,915	$9,934
Cost of revenues	6,531	13,002
Gross profit (loss)	1,384	(3,068)
Gross margin	17%	-31%

Operating expenses:
Research and development	6,009	11,319
Selling, general and administrative	17,442	25,120
Restructuring charges	-	1,285
Litigation settlement	-	1,760
Total operating expenses	23,451	39,484
Loss from operations	(22,067)	(42,552)
Interest income (expense), net	(5,478)	(6,191)
Other income (expense), net	(13)	11
Net loss and comprehensive loss	$(27,558)	$(48,732)

Comparison of Years Ended December 31, 2018 and 2017

Revenues. Revenues decreased $2.0 million, or 20.4%, to $7.9 million during the year ended December 31, 2018, compared to $9.9 million during the year ended December 31, 2017. The decreased revenues in 2018 reflect the impact of the reduced size of our field sales force.

Cost of Revenues and Gross Margin. Cost of revenues decreased $6.5 million, or 50%, to $6.5 million during the year ended December 31, 2018, compared to $13.0 million during the year ended December 31, 2017. This decrease was primarily attributable to lower excess and obsolescence charges predominantly related to our Lightbox and Pantheris inventories and our decreased sales in the year ended December 31, 2018 reflecting the impact of the reduced size of our sales force. Gross margin for the year ended December 31, 2018 increased to 17% compared to -31% in the year ended December 31, 2017. Stock-based compensation expense within cost of revenues totaled $0.1 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

Research and Development Expenses. R&D expenses decreased $5.3 million, or 47%, to $6.0 million during the year ended December 31, 2018, compared to $11.3 million during the year ended December 31, 2017. This decrease was primarily due to a decrease in personnel-related expenses as a result of fewer employees and lower project spending due to completion of projects previously in process. Stock-based compensation expense within R&D totaled $0.5 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses. SG&A expenses decreased $7.7 million, or 31%, to $17.4 million during the year ended December 31, 2018, compared to $25.1 million during the year ended December 31, 2017. This decrease was primarily due to a decrease in personnel-related expenses as a result of fewer employees and lower professional services expenses. Stock-based compensation expense within SG&A totaled $2.4 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

Restructuring. In April, September and October 2017, we undertook organizational realignment and cost reduction activities to conserve resources which included reductions in force that lowered our total headcount and the sublease of one of our facilities. We recorded $1.3 million in restructuring charges during the year ended December 31, 2017, which consisted of severance related costs specific to the termination of 44 and 24 employees in April and September 2017, respectively, and an operating lease related liability for one of our facilities.

Litigation Settlement. Between May 22, 2017 and May 25, 2017, three class actions were filed in the Superior Court of the State of California, County of San Mateo, or the State Court, against us and certain of our officers and directors. The underwriters of our IPO in January 2015 were also named as defendants. These lawsuits allege that the registration statement for our IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs sought, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees.

The Company and its directors believe that the foregoing lawsuits were without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, the Company entered into a settlement of the actions. The settlement is for a total of $5 million. The Company’s total contribution to the settlement fund was $1.76 million, which was expensed in 2017 and paid in March 2018. On October 24, 2018, the court approved the settlement.

Interest Income (Expense), Net. Interest income (expense), net decreased $0.6 million, or 19%, to an expense of $5.5 million during the year ended December 31, 2018, compared to an expense of $6.2 million during the year ended December 31, 2017. The reason for the decrease is primarily due to CRG’s conversion of $38.0 million in outstanding principal and interest into Series A preferred stock in connection with our February 2018 public offering. Additionally, amortization of the debt discount recorded in connection with the issuance of the debt was converted as a result of our offering.

Other income (expense), net was not significant for the years ended December 31, 2018 and 2017. Other income was primarily attributable to the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $16.4 million and an accumulated deficit of $328.9 million, compared to cash and cash equivalents of $5.4 million and an accumulated deficit of $301.3 million as of December 31, 2017. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, our follow-on public offerings and other post-IPO private offerings, primarily of warrants. The warrants issued pursuant to the Series B Purchase Agreement entered into in connection with the Series B preferred stock follow-on in February 2018, or the Series B Offering, prohibit us from entering into certain transactions involving the issuance of securities for a price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case for a period of three years from the closing date of the Series B Offering (and excluding purchases pursuant to the Series B Purchase Agreement, which may be made on the 120 day anniversary of the closing date of the offering). This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time.

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”), with CRG under which, subject to certain conditions, the Company had the right to borrow up to $50,000,000 in principal amount from CRG on or before March 29, 2017. The Company borrowed $30,000,000 on September 22, 2015. The Company borrowed an additional $10,000,000 on June 15, 2016 under the Loan Agreement.

On February 14, 2018, the Company and CRG amended the Loan Agreement concurrent with the conversion of $38,000,000 of the principal amount of the senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto) into shares of a newly authorized Series A convertible preferred stock. To date, the Company has elected to make payment-in-kind for the majority of the 12.5% interest rate and plans to continue doing so until such time as cash payments are required. As of December 31, 2018, the balance due under the loan, including payment-in-kind, is $7.5 million. No cash payments will be made until the final two years of the loan, which matures in June 2023. On February 11, 2019, our board of directors declared a dividend on our Series A Preferred Stock, and we issued 2,945 shares of Series A Preferred Stock to pay the preferred dividend to the holder of Series A Preferred Stock.

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

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 17,979,000 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A Preferred Stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 2,166,180 shares of our common stock at an offering price of $1.6425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 1,083,091 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3. million after deducting placement agent fees and other expenses payable by us and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $1.58 per share as a result. The warrants have an exercise price of $1.58 per share of our common stock and may be exercised from time to time beginning on January 17, 2019 and expire on July 16, 2021.

On November 1, 2018, we completed a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

Cash Flows

	Year Ended December 31,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(18,466)	$(34,476)
Investing activities	(4)	(41)
Financing activities	29,491	3,810
Net change in cash and cash equivalents	$11,021	$(30,707)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $18.5 million, consisting primarily of a net loss of $27.6 million and an increase in net operating assets of $2.2 million, offset by non-cash charges of $11.3 million. Non-cash charges were largely related to non-cash interest charges of $5.6 million, stock-based compensation of $3.1 million, depreciation and amortization of $1.3 million and provision for excess and obsolete inventories of $0.9 million. The increase in net operating assets was due to decreases in accrued expenses and other liabilities, and other long-term liabilities, offset by decreases in other assets and accrued compensation in inventories and accounts receivable, offset by an increase in other assets. The increase in operating liabilities was largely due to decreases in accrued compensation due to our workforce reductions, offset by an increase in accrued expenses and other current liabilities related to the litigation settlement.

Net cash used in operating activities for the year ended December 31, 2017 was $34.5 million, consisting primarily of a net loss of $48.7 million and an increase in net operating assets of $2.8 million, offset by non-cash charges of $17.3 million. The increase in non-cash charges was due to an increase in interest expense and other charges, litigation settlement and provision for excess and obsolete inventories, offset by a decrease in stock-based compensation.  The increase in net operating assets was due to an increase in inventories. The decreases in accounts payable, accrued compensation and accrued expenses and other current liabilities, were due to our workforce reductions in April and September, the sublease of one of our facilities and efforts to reduce operating expenses, and decreases in other liabilities related to the repayment of assigned interest to PDL, partially offset by a decrease in accounts receivable. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG, and an increased reserve for excess and obsolescence in inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities in the year ended December 31, 2018 was $4,000 consisting of purchases of property and equipment of $32,000, partially offset by proceeds of $28,000 from the sale of property and equipment.

Net cash used in investing activities in the year ended December 31, 2017 was $41,000 consisting of purchases of property and equipment of $45,000, partially offset by proceeds of $4,000 from the sales of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2018 of $29.4 million primarily related to net proceeds of $29.2 million from the issuances of convertible preferred stock and common stock, net of various issuance costs, in addition to $0.6 million related to proceeds from warrant exercises.

Net cash provided by financing activities in the year ended December 31, 2017 of $3.8 million primarily relates to net proceeds of $3.6 million from the issuance of common stock under the Sales Agreement with Cowen and Lincoln Park Purchase Agreement and $0.2 million proceeds from sales of our common stock.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities (net of sublease income), our Loan Agreement with CRG and non-cancellable purchase commitments. The following table sets out, as of December 31, 2018, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years	Total
Operating lease obligations, net of sublease income	$899	$—	$—	$—	$899
CRG Loan	—	4,202	9,502	—	13,704
Noncancellable purchase commitments	1,490	387	—	—	1,877
	$2,389	$4,589	$9,502	$—	$16,480

The total CRG Loan amount, shown as borrowings on the balance sheet as of December 31, 2018, is $7.5 million. The contractual obligation in the table above of $13.7 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $1.5 million back-end fee to be paid in June 2023 on maturity of the CRG Loan.

CRG

For more information, see Part II, Item 7 “Liquidity and Capital Resources.”

Lease Agreements

We lease our headquarters in Redwood City, California pursuant to a lease agreement with HCP LS Redwood City dated July 30, 2010, as amended by the First Amendment to Lease dated September 30, 2011 and the Second Amendment to Lease dated March 4, 2016, collectively, the Amended Lease. The Amended Lease has a rental commencement date of December 1, 2011, a term of eight years and expires in November 2019 The Amended Lease is for an aggregate of approximately 44,200 rentable square feet. We are currently in the process of negotiating a renewal of one of the buildings under the original lease.

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities. The sublease agreement is estimated to commence on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). Prior to December 1, 2018, he sublessee paid a base rent of $3.25 per rentable square foot, for a total of $79,950 per month. On December 1, 2018, the base rent increased to $3.35 per rentable square foot, for a total of $82,410 per month. In addition to the base rent, the sublessee pays the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

In February 2016, we entered into an additional non-cancelable operating lease for 6,600 square feet of warehouse and storage space in Redwood City, California, The lease agreement originally was to expire in November 2019. We exited this warehouse lease in December 2018 and incurred exit costs of approximately $50,000 which is included in rent expense for 2018.

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

Revenue Recognition

All of our revenues are currently derived from sales of our Lumivascular platform products, sales of various non-imaging PAD catheters and related services in the United States and select international markets. We do not have bundled sales arrangements. We recognize revenues when the following revenue recognition criteria are met:

●	Persuasive evidence of an arrangement exists. We consider this criterion satisfied when we have an agreement or contract in place with the customer.

●	Delivery has occurred or services have been rendered. We principally determine this criterion to be satisfied as follows:

●	Lightbox console: upon our receipt of a form executed by the customer acknowledging that the training and installation process is complete.

●	PAD catheters: when the product has been shipped and risk of loss and title has passed to the customer.

●	Service: recognized ratably over the term of the service period. To date service revenues have been insignificant.

●	The fee is fixed or determinable and collectability is reasonably assured.

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

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentive for employees, consultants and members of our board of directors. The plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants.

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. During the year ended December 31, 2017, the Company estimated a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience. Effective January 1, 2017, the Company adopted ASU No. 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach. We use the straight-line method for expense attribution.

The valuation model we used for calculating the fair value of stock options for stock-based compensation expense is the Black-Scholes option-pricing model, or the Black-Scholes model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the weighted average period of time that the options granted are expected to be outstanding, the volatility of common stock, an assumed risk-free interest rate and an estimated forfeiture rate.

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

Expected Term. We do not believe we are able to rely on our historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term for use in determining the fair value-based measurement of our options. Therefore, we have opted to use the “simplified method” for estimating the expected term of options, which is the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company bases its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, stage of development, risk profile, and position within the industry as well as selecting companies with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

Risk-free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

Dividend Rate. We assumed the expected dividend to be zero as we have never paid dividends and have no current plans to do so.

Expected Forfeiture Rate. As allowed under ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we account for forfeitures as they occur.

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

Credit Risk

As of December 31, 2018, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None and one of our customers represented more than 10% of our accounts receivable as of December 31, 2018 and 2017, respectively.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a separate section of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm effective October 11, 2017 from Ernst & Young LLP to Moss Adams LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on October 11, 2017. There were no disagreements with Ernst & Young LLP or Moss Adams LLP or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.” In addition, we are currently a non-accelerated filer and are therefore not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of four members.  Three of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market, or Nasdaq.  Our board of directors is divided into three staggered classes of directors.  At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of March 1, 2019 and certain other information for each of the directors with terms expiring at the 2019 annual meeting of stockholders (the “Annual Meeting”) (who are also nominees for election as a director at the Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since	Current Term Expires
Directors
James G. Cullen(1)(2)(3)	III	75	Director and Chairman of the Board of Directors	2014	2021
Jeffrey M. Soinski	I	57	President, Chief Executive Officer and Director	2014	2019
Donald A. Lucas(1)(2)(3)	II	57	Director	2013	2020
James B. McElwee(1)(2)(3)	II	66	Director	2011	2020

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee

Jeffrey M. Soinski has served as our President, Chief Executive Officer and a member of our Board of Directors since December 2014. From its formation in September 2009 until the acquisition of its Unisyn business by GE Healthcare in May 2013, Mr. Soinski served as Chief Executive Officer of Medical Imaging Holdings and its primary operating company Unisyn Medical Technologies, a national provider of technology-enabled products and services to the medical imaging industry. Mr. Soinski was a Director of Medical Imaging Holdings and its remaining operating company Consensys Imaging Service from September 2009 until its sale in October 2017. Mr. Soinski served periodically as a Special Venture Partner from July 2008 to June 2013 and as a Special Investment Partner since October 2016 for Galen Partners, a leading healthcare-focused private equity firm, which included Medical Imaging Holdings as one of its portfolio companies. From 2001 until its acquisition by C.R. Bard in 2008, Mr. Soinski was President and CEO of Specialized Health Products International, a publicly-traded manufacturer and marketer of proprietary safety medical products. Mr. Soinski served as a consultant to BLOXR Corporation, a venture-backed medical device company, from October 2013 until September 2014. He served on the board of directors of Merriman Holdings, parent of Merriman Capital, a San Francisco-based investment banking and brokerage firm, from 2008 until March 2016. Mr. Soinski holds a B.A. degree from Dartmouth College.

We believe Mr. Soinski is qualified to serve as a member of our board of directors because of his extensive corporate finance and business strategy experience as well as his experience with public companies.

James G. Cullen has served as a member of our board of directors since December 2014, as our Lead Independent Director since January 2015 and as our Non-Executive Chairman since December 2017. During the last five years, Mr. Cullen has held board and committee positions with various companies. Mr. Cullen is currently a director of Keysight Technologies, which was spun out of Agilent Technologies, where he was previously a director. Mr. Cullen previously served as a director and chairman of the audit committee of Johnson & Johnson and as a director and member of the investment and finance committees of Prudential Financial. From 1993 to 2000, Mr. Cullen was President, Vice Chairman and Chief Operating Officer of Bell Atlantic Corporation (now Verizon). From 1989 to 1993, he was President and Chief Executive Officer of Bell Atlantic-New Jersey. Mr. Cullen holds a B.A. in Economics from Rutgers University and an M.S. in Management Science from the Massachusetts Institute of Technology.

We believe Mr. Cullen is qualified to serve as a member of our board of directors because of his extensive experience serving on the boards of public companies as well as his financial and business expertise.

Donald A. Lucas has served as a member of our board of directors since 2013 and has been an investor in our company since 2011. Mr. Lucas has been a venture capitalist since 1985, having invested in companies such as Oracle, Macromedia and Cadence Design alongside his father Donald L. Lucas. Mr. Lucas has sourced or led investments in companies such as Intuitive Surgical, Coulter Pharmaceutical, Dexcom, Infinera, Signifyd, Obalon Therapeutics, Katerra, Bossa Nova Robotics, Filld, Berkeley Lights Inc, and Palantir. Mr. Lucas has served on the boards of Dexcom and the Silicon Valley Chapter of the JDRF and is a member of the UCSF Diabetes Center Leadership Council. Mr. Lucas serves on the advisory board for U.S. Bank. Mr. Lucas holds a B.A. from Santa Clara University.

We believe Mr. Lucas is qualified to serve as a member of our board of directors because of his substantial corporate finance, business strategy and corporate development expertise gained from his significant experience in the venture capital industry, analyzing, investing in, serving on the boards of, and providing guidance to various technology companies.

James B. McElwee has served as a member of our board of directors since March 2011. Mr. McElwee has served as an independent venture capital investor since 2010. Mr. McElwee served as general partner of Weston Presidio, a private equity and venture capital firm, from 1992 to 2010. During his tenure as a general partner and member of the investment committee, Weston Presidio led the start up financing of JetBlue Airways and made investments in Fender Musical Instruments, The Coffee Connection, Guitar Center, Mapquest, Party City, Petzazz, RE/MAX, and others.

We believe Mr. McElwee is qualified to serve as a member of our board of directors because of his substantial corporate development and business strategy expertise gained in the venture capital industry.

Executive Officers

The following table identifies certain information about our executive officers as of March 1, 2019.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Each of our executive officers serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Jeffrey M. Soinski	57	President, Chief Executive Officer and Director
Mark Weinswig	46	Chief Financial Officer
Himanshu N. Patel	59	Chief Technology Officer

For a brief biography of Mr. Soinski, please see the section of this Annual Report on Form 10-K titled “Directors.”

Mark Weinswig has served as our Chief Financial Officer since June 2018. Prior to joining the Company, Mr. Weinswig served as Chief Financial Officer at Aqua Metals, Inc., a heavy metal recycling company, from August 2017 to March 2018. Mr. Weinswig has previously served as Chief Financial Officer of One Workplace, a designer and manufacturer of customized workspaces, from July 2016 to July 2017. From October 2010 to June 2016, Mr. Weinswig served as Chief Financial Officer of Emcore Corporation, a Nasdaq-listed designer and manufacturer of indium phosphide optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. From September 2009 to October 2010, Mr. Weinswig served as International Finance Director at Coherent, Inc., a Nasdaq-listed designer and manufacturer of photonics solutions. Earlier in his career Mr. Weinswig worked at Morgan Stanley and PricewaterhouseCoopers. He received an M.B.A. from the University of Santa Clara and a B.S. in business administration with an accounting major from Indiana University. He has earned the CFA and CPA designations.

Himanshu N. Patel co-founded Avinger in 2007 and has served as our Chief Technology Officer from January 2011 to November 2011 and since October 2013. From September 1999 to February 2007, Mr. Patel held various research and development positions, including Director of Advanced Technologies, at FoxHollow Technologies. Mr. Patel previously held research and development positions at EndoTex Interventional Systems and General Surgical Innovations. Mr. Patel holds a B.S. in Mechanical Engineering from M.S. University of Baroda, India, and an M.S. in Mechanical Engineering from the University of Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who filed a required report late during the most recent fiscal year.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2018, all of our officers, directors and greater than 10% beneficial owners have complied with Section 16(a) filing requirements on a timely basis, other than one late report from Himanshu Patel in March 2018 and Mark Weinswig in July 2018.

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

Board Leadership Structure

We believe that the structure of our board of directors and its committees provides strong overall management of our company.  Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of our board of directors should be separate.  However, Messrs. Soinski and Cullen, respectively, hold these positions at present.

Our Chief Executive Officer, Mr. Soinski, is responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management.  In his capacity as Chairman of our board of directors, Mr. Cullen is also responsible for the guidance and oversight of senior management, monitoring the content, quality and timeliness of information sent to our board of directors, consultation with our board of directors regarding the oversight of our business affairs, presiding over meetings of our board of directors and performing such additional duties as our Board may otherwise determine and delegate.  At the end of each board meeting, the independent directors are expected to meet in executive session, without Mr. Soinski present.  Following each meeting, Mr. Cullen is expected to provide feedback to Mr. Soinski on his performance and the performance of our employees during the meeting and to recommend new agenda items for the next meeting.

Director Independence

Our common stock is listed on The Nasdaq Capital Market.  Under the Nasdaq listing standards, independent directors must comprise a majority of a listed company’s board of directors.  In addition, the Nasdaq listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent.  Under the Nasdaq listing standards, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act, and the Nasdaq listing standards.  Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the Nasdaq listing standards.

Our board of directors has undertaken a review of the independence of each of our directors.  Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Cullen, Lucas and McElwee do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq listing standards.  In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described below in Item 13 under the heading “Related Person Transactions.”

Board Meetings and Committees

During our fiscal year ended December 31, 2018, our board of directors held 11 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he served during the periods that he served.  All of our directors attended our 2018 annual meeting of stockholders, either in person or telephonically.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we strongly encourage our directors to attend.

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee.  The composition and responsibilities of each of the committees of our board of directors are described below.  Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Messrs. Lucas, McElwee and Cullen serve on our audit committee.  Mr. Lucas serves as the chair of the audit committee.  Our board of directors has assessed whether all members of the audit committee meet the composition requirements of Nasdaq, including the requirements regarding financial literacy and financial sophistication.  Our board of directors found that Messrs. Lucas, McElwee and Cullen have met the financial literacy and financial sophistication requirements and that Messrs. Lucas, McElwee and Cullen are independent under SEC and Nasdaq rules.  In addition, our board of directors has determined that Mr. Cullen is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act.  The audit committee’s primary responsibilities include:

●	appointing, approving the compensation of, and assessing the qualifications and independence of our independent registered public accounting firm, which currently is Moss Adams LLP;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statements;

●	monitoring our internal control over financial reporting, disclosure controls and procedures;

●	reviewing our risk management status;

●	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our independent registered public accounting firm and management; and

●	monitoring compliance with the code of business conduct and ethics for financial management.

All audit and non-audit services must be approved in advance by the audit committee.  Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our audit committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2018, our audit committee held four meetings.

Compensation Committee

Messrs. Lucas, Cullen and McElwee serve on our compensation committee.  Mr. McElwee serves as the chair of the compensation committee.  Each member of our compensation committee meets the requirements for independence for compensation committee members under the Nasdaq listing standards and SEC rules and regulations, including Rule 10C-1 under the Exchange Act.  Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code.  Our compensation committee is responsible for, among other things:

●	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and our other executive officers;

●	determining the compensation of our chief executive officer and our other executive officers;

●	reviewing and making recommendations to our board of directors with respect to director compensation; and

●	overseeing and administering our equity incentive plans.

Our Chief Executive Officer and Chief Financial Officer make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.  From time to time, the compensation committee may use outside compensation consultants to assist it in analyzing our compensation programs and in determining appropriate levels of compensation and benefits.  For example, we have periodically engaged Radford, a business unit of Aon Hewitt, to help develop our compensation philosophy, select a group of peer companies to use for compensation benchmarking purposes and advise on cash and equity compensation levels for our directors, executives and other employees based on current market practices.  Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our compensation committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2018, our compensation committee held one meeting.

Nominating and Corporate Governance Committee

Messrs. Lucas, Cullen and McElwee serve on our nominating and governance committee.  Mr. Cullen serves as the chair of the nominating and governance committee.  Each member of our nominating and corporate governance committee meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations.  Our nominating and corporate governance committee is responsible for, among other things:

●	identifying individuals qualified to become members of our board of directors;

●	recommending to our board of directors the persons to be nominated for election as directors and to each of our board’s committees;

●	reviewing and making recommendations to our board of directors with respect to management succession planning;

●	developing, updating and recommending to our board of directors corporate governance principles and policies; and

●	overseeing the evaluation of our board of directors and committees.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2018, our nominating and corporate governance committee held no meetings.

ITEM 11.    EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions.  Our compensation committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation.  Our compensation committee has the sole authority to determine our Chief Executive Officer’s compensation.  In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers, including the directors.  Our Chief Executive Officer and Chief Financial Officer also make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.

The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our Chief Executive Officer and our two other most highly compensated executive officers in our fiscal years ended December 31, 2018 and 2017.  The individuals listed in the table below are our named executive officers for our fiscal year ended December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey M. Soinski(3)	2018	390,000	84,539	815,000	-	-	3,000	1,292,539
President and Chief Executive Officer	2017	390,000	-	61,500	67,161	-	3,000	521,661
Himanshu Patel (3)	2018	280,000	48,556	489,000	-	-	3,000	820,556
Chief Technology Officer	2017	280,000	-	61,500	67,161	-	3,000	411,661
Mark B. Weinswig (4)	2018	156,250	-	407,500	-	-	-	563,750
Chief Financial Officer

(1)

The amounts reported represent the aggregate grant-date fair value of the stock awards and stock options awarded to the named executive officer in 2018 and 2017, calculated in accordance with ASC Topic 718.  Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions.  The assumptions used in calculating the grant-date fair value of the options reported in this column are set forth in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”

(2)	The amounts reported for Mr. Soinski and Mr. Patel represent funds contributed to his health savings account of $3,000 for each of 2018 and 2017.
(3)	Mr. Soinski's and Mr. Patel's salary was increased in February 2019 to $400,000 and $300,000, respectively.
(4)	Mr. Weinswig was hired effective June 25, 2018, replacing Matt Ferguson, who resigned August 1, 2018.

Executive Employment Letters

Jeffrey M. Soinski

We entered into an employment offer letter in December 2014 with Jeffrey M. Soinski, our President and Chief Executive Officer.  The letter has no specific term and provides for at-will employment.  The letter also provides that, in 2015, Mr. Soinski was eligible to receive an annual performance bonus of up to 40% of his annual salary based on the achievement of certain goals mutually agreed upon by him and our board of directors.  Effective January 1, 2016, Mr. Soinski’s annual base salary was $390,000 and his target bonus percentage was increased from 40% to 50%. Effective February 1, 2019, Mr. Soinski’s annual base salary was increased to $400,000.

Pursuant to Mr. Soinski’s employment offer letter, if, within the 12-month period following a “change in control,” we terminate Mr. Soinski’s employment without “cause,” or Mr. Soinski resigns for “good reason” (as such terms are defined in Mr. Soinski’s employment offer letter), Mr. Soinski will receive accelerated vesting as to 100% of his outstanding unvested stock options.  If we experience a change in control, and Mr. Soinski remains our employee through such date, Mr. Soinski will receive accelerated vesting as to 50% of his outstanding unvested stock options and/or restricted stock.

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

The letter provided that Mr. Soinski receive payments or reimbursements from us for up to $30,000 of reasonable and documented expenses related to temporary lodging, travel, and commuting costs incurred by Mr. Soinski prior to August 2015 in connection with his transition from Utah to Redwood City, California, and reimbursements of up to $100,000 related to the sale of Mr. Soinski’s home in Utah and relocation to California.  All relocation benefits owed to Mr. Soinski have been paid, and no further obligations exist under these provisions.

Mark Weinswig

Pursuant to an Employment Offer Letter between the Company and Mr. Weinswig, dated as of June 11, 2018, Mr. Weinswig is entitled to receive as compensation (i) a base salary of $300,000; (ii) a discretionary bonus targeted at 40% of his base salary, subject to achievement of mutually agreed performance goals and payable semi-annually; and (iii) other standard benefits provided to each of the Company’s executive officers.

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers at December 31, 2018.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Name	Grant Date	Exercisable (3)	Unexercisable
Jeffrey M. Soinski	12/31/2014(1)(7)	15,484	—	180	12/31/2024	—	—
	3/7/2016 (2)(7)	1030	468	518.4	3/7/2026	—	—
	3/7/2016(2)(8)					563	169
	3/13/2017 (2) (7)	656	844	82	3/13/2027	—	—
	3/13/2017 (2)(8)					375	113
	9/5/2018(2) (9)					500,000	150,000

Himanshu Patel	11/5/2013 (1) (6)	555	—	810	11/5/2023	—	—
	12/31/2014(1) (7)	4339	—	180	12/31/2024
	3/3/2016(2) (7)	428	196	519.6	3/3/2026
	3/3/2016(2) (8)					156	47
	3/13/2017 (2) (7)	327	422	82	3/13/2027
	3/13/2017 (2) (8) (5)					282	85
	9/5/2018(2) (5)					300,000	90,000

Mark Weinswig	9/5/2018(2) (5) (9)					250,000	75,000

(1)

Each of the outstanding equity awards was granted pursuant to our 2009 Stock Plan.  No additional awards may be granted under the 2009 Stock Plan, and all awards granted under the 2009 Stock Plan that are repurchased, forfeited, expire, are cancelled or otherwise not issued become available for grant under the 2015 Plan in accordance with its terms.

(2)	Each of the outstanding equity awards was granted pursuant to our 2015 Equity Incentive Plan.
(3)	All of our options granted pursuant to our 2009 Stock Plan are early exercisable subject to the Company’s right to repurchase any unvested shares.
(4)	This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors.
(5)

This column represents the market value of the unvested shares of our common stock underlying the RSUs as of December 30, 2018, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, of $0.30 per share.

(6)

25% of the shares of our common stock subject to this option vested on October 11, 2014, and the balance vested in 36 successive equal monthly installments, subject to continued service through each such vesting date.

(7)

25% of the shares of our common stock subject to this option vested on the one year anniversary of the grant date, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.

(8)

25% of the shares of our common stock subject to this option vested on the one year anniversary of the grant date, and the balance vests in 3 successive equal annual installments, subject to continued service through each such vesting date.

(9)

33.3% of the shares of our common stock subject to this option vested on the one year anniversary of the grant date, and the balance vests in 2 successive equal annual installments, subject to continued service through each such vesting date.

Potential Payments upon Termination or Change of Control

Jeffrey M. Soinski

In March 2018, we entered into a change of control and severance agreement with Jeffrey M. Soinski. Under this agreement, if, within the 18 month period following a “change of control,” we terminate Mr. Soinski’s employment other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s base salary and target bonus, as then in effect, for 12 months, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for up to 12 months, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year.  Additionally, if we experience a change in control, 50% of Mr. Soinski’s outstanding unvested stock options and/or restricted stock will vest. In the event of any conflict between Mr. Soinski’s change of control and severance agreement and his offer letter, described above under “Executive Employment Letters,” he will be entitled to the greater of the benefits provided by either.

Himanshu Patel

We previously entered into a change of control and severance agreement with Himanshu Patel. Under this agreement, if, within the 18 month period following a “change of control,” we terminate Mr. Patel’s employment other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s base salary and target bonus, as then in effect, for 12 months, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for up to 12 months, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year.

Mark Weinswig

In June 2018, we entered into a change of control and severance agreement with Mark Weinswig. Under this agreement, if, within the 18 month period following a “change of control,” we terminate Mr. Weinswig’s employment other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s base salary and target bonus, as then in effect, for 12 months, (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for up to 12 months, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year.  Additionally, if we experience a change in control, 50% of Mr. Weinswig’s outstanding unvested stock options and/or restricted stock will vest. In the event of any conflict between Mr. Weinswig’s change of control and severance agreement and his offer letter, described above under “Executive Employment Letters,” he will be entitled to the greater of the benefits provided by either.

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

Director Compensation

Our board of directors approved our Outside Director Compensation Policy in January 2015 to compensate each non-employee director for his or her service, and amended certain aspects of this policy in August 2018.  Our board of directors will have the discretion to revise non-employee director compensation as it deems necessary or appropriate.  Under our Outside Director Compensation Policy, non-employee directors will receive compensation in the form of equity and cash, as described below:

Cash Compensation.  All non-employee directors will be entitled to receive the following cash compensation for their services:

●	$35,000 per year for service as a board member;

●	$25,000 per year additionally for service as chairman of the board;

●	$20,000 per year additionally for service as chairman of the audit committee;

●	$10,000 per year additionally for service as an audit committee member;

●	$15,000 per year additionally for service as chairman of the compensation committee;

●	$7,500 per year additionally for service as a compensation committee member;

●	$10,000 per year additionally for service as chairman of the nominating and corporate governance committee; and

●	$5,000 per year additionally for service as a nominating and corporate governance committee member.

All cash payments to non-employee directors, or the Retainer Cash Payments, will be paid semiannually with the first semiannual installment payable on the date of our annual meeting of stockholders or, if no annual meeting occurs in a given year, May 1, and the second semiannual installment payable on November 1 of each year.

Election to Receive Stock Options in Lieu of Cash Payments.  All non-employee directors may elect to convert a Retainer Cash Payment into a nonstatutory stock option, or a Retainer Option, with a grant date fair value equal to the applicable Retainer Cash Payment.  Each Retainer Option will be granted on the date that the applicable Retainer Cash Payment was scheduled to be paid, and all of the shares underlying the Retainer Option will vest and become exercisable one year from the date of grant, subject to continued service as a director through the applicable vesting date.  The Retainer Option will be subject to certain terms and conditions as described below under the section titled “Director Compensation—Equity Compensation.”

Elections to convert a Retainer Cash Payment into a Retainer Option must generally be made on or prior to December 31 of the year prior to the year in which the Retainer Cash Payment is scheduled to be paid, or such earlier deadline as is established by our board of directors or compensation committee.  A newly appointed non-employee director will be permitted to elect to convert Retainer Cash Payments payable in the same calendar year into Retainer Options, provided that such election is made prior to the date the individual becomes a non-employee director.

Equity Compensation.  Nondiscretionary, automatic grants of nonstatutory stock options will be made to our non-employee directors.

●

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

●

Annual Option.  Once each calendar year, on the same date that our board of directors grants annual equity awards to our senior executives, each non-employee director will be granted an option to purchase shares having a grant date fair value equal to $75,000, or the Annual Option.  All of the shares underlying the Annual Option will vest and become exercisable one year from the date of grant, subject to continued service as a director through the applicable vesting date.

The exercise price per share of each stock option granted under our outside director compensation policy, including Retainer Options, Initial Options and Annual Options, will be the fair market value of a share of our common stock, as determined in accordance with our 2015 Equity Incentive Plan, which we refer to as the 2015 Plan, on the date of the option grant.  The grant date fair value is computed in accordance with the Black-Scholes option valuation methodology or such other methodology as our board of directors or compensation committee may determine.

Any stock option granted under our outside director compensation policy will fully vest and become exercisable in the event of a change in control, as defined in our 2015 Plan, provided that the optionee remains a director through such change in control.  Further, our 2015 Plan provides that in the event of a merger or change in control, as defined in our 2015 Plan, each outstanding equity award granted under our 2015 Plan that is held by a non-employee director will fully vest, all restrictions on the shares subject to such award will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable, provided such optionee remains a director through such merger or change in control.

Compensation for Fiscal Year 2018

The following table sets forth a summary of the compensation received by our non-employee directors who received compensation during our fiscal year ended December 31, 2018:

Name	Fees earned or	Option awards(2)	Stock	Total
	paid in cash(1)		awards(3)
James G. Cullen	$82,500	$0	$75,000	$157,500
Donald A. Lucas	$67,500	$0	$75,000	$142,500
James B. McElwee	$65,000	$0	$75,000	$140,000

(1)

Mr. Cullen elected to convert $38,750 of his Retainer Cash Payments for 2018 into Retainer Options. The grant date fair value of Mr. Cullen’s Retainer Options was $38,750, as calculated in accordance with ASC Topic 718. The assumptions used in calculating the grant-date fair value of the options reported in this column are set forth in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Stock-Based Compensation.”

(2)	As of December 31, 2018, Messrs. Cullen, Lucas, and McElwee had outstanding options to purchase a total of 3,265, 3,100 and 2,831 shares of our common stock.
(3)	During 2018, all non-employee directors received an Annual RSU grant.

Directors who are also our employees receive no additional compensation for their service as directors.  During 2018, Jeffrey M. Soinski, our President, Chief Executive Officer and a director, was also our employee.  See the section titled “Summary Compensation Table” above in this Item 11 for additional information about the compensation for Mr. Soinski.

Officer and Director Share Purchase Plan

On August 22, 2018, our board of directors adopted an Officer and Director Share Purchase Plan (the “Purchase Plan”). In connection with the adoption of the Purchase Plan, the Board reserved a total of 200,000 shares of our common stock for issuance under the Purchase Plan. The Purchase Plan provides for the optional purchase of shares of our common stock by the Company’s directors and executive officers, in accordance with their regular pay schedule. Purchases under the Purchase Plan is funded using payroll deductions, which deductions are used to purchase shares of fully vested common stock on the payment date when the cash compensation deducted would otherwise have been paid.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders.  The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	3,065,878	$108.83	126,686

(1)

Includes the following plans: our 2009 Stock Plan, our 2015 Plan and our 2015 Employee Stock Purchase Plan.  Our 2015 Plan provides that on the first day of each fiscal year commencing in fiscal year 2016, the number of shares authorized for issuance under the 2015 Plan is automatically increased by a number equal to the lesser of (i) 42,250 shares of common stock, (ii) 5.0% of the aggregate number of shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors.  Our 2015 Employee Stock Purchase Plan provides that on the first day of each fiscal year commencing in fiscal year 2016 the number of shares authorized for issuance under our 2015 Employee Stock Purchase Plan is automatically increased by a number equal to the lesser of (i) 12,325 shares of common stock, (ii) 1.5% of the aggregate number of shares of common stock outstanding on such date, or (iii) an amount determined by our board of directors or a duly authorized committee of our board of directors.

(2)	The weighted average exercise price does not take into account outstanding restricted stock, or RSUs, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 1, 2019 for:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors and nominees for director; and

●	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of our capital stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 34,921,999 shares of our common stock outstanding as of December 31, 2018. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2018.  However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Named Executive Officers and Directors:

Jeffrey M. Soinski(1)	38,972	*
Mark Weinswig(2)	18,664	*
James G. Cullen(3)	6,057	*
Donald A. Lucas(4)	3,680	*
James B. McElwee(5)	3,346	*
Himanshu Patel(6)	76,879	*
Perkins Capital Management, Inc.(7)	3,593,093	9.8%
Hudson Bay Capital Management LP and Sander Gerber(8)	2,603,565	6.9%
All executive officers, directors and director nominees as a group (6 individuals)(9)	147,598	* %

*	Represents ownership of less than 1%
(1)	Consists of (i) 21,677 shares of common stock held of record by Mr. Soinski and (ii) 17,295 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2018.
(2)	Consists of 18,664 shares of common stock held of record by Mr. Weinswig.
(3)

Consists of (i) 1,843 shares of common stock held by Gilbert Investments, LLC, (ii) warrants to purchase 621 shares of common stock held by Gilbert Investments, LLC, (iii) 328 shares held by 2000 James Cullen Generation Skipping Family Trust and (iv) 3,265 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2018.  Mr. Cullen has sole voting and dispositive power with respect to shares held by Gilbert Investments, LLC and James Cullen Generation Skipping Family Trust.  Mr. Cullen does not have a pecuniary interest in the James Cullen Generation Skipping Family Trust and disclaims beneficial ownership in Gilbert Investments, LLC except to the extent of his pecuniary interest therein.

(4)

Consists of (i) 580 shares of common stock held of record by Lucas Venture Group III, LP and (ii) 3,100 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2018.

(5)

Consists of (i) 377 shares of common stock held of record by Mr. McElwee, (ii) warrants to purchase 138 shares of common stock and (iii) 2,831 shares issuable upon exercise of options exercisable within 60 days of December 31, 2018.

(6)

Consists of (i) 21,149 shares of common stock held of record by Mr. Patel, (ii) warrants to purchase 50,000 shares of common stock, (iii) 5,680 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2018 and (iv) 50 shares of Series B preferred stock that are immediately convertible to common stock.

(7)	Consists of (i) 1,750,093 shares of common stock, and (ii) warrants to purchase 1,843,000 shares of common stock. The address of Perkins Capital Management, Inc. is 730 Lake St. E., Wayzata, MN 55391.
(8)

Consists of warrants to purchase 2,603,565 shares of common stock. The address of Hudson Bay Capital Management LP and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, NY 10017. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities

(9)

Consists of (i) 64,618 shares of common stock, (ii) warrants to purchase 50,759 shares of common stock (iii) 32,171 shares issuable upon exercise of options exercisable within 60 days of December 31, 2018 and (iv) 50 shares of Series B preferred stock that are immediately convertible to common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●

any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

Master Consulting Agreement

We entered into a Master Consulting Agreement in November 2013 with Recreation, Inc., a brand strategy and design agency, for marketing services.  John D. Simpson is the founder and was the Chief Executive Officer of Recreation at the time we entered into the Master Consulting Agreement, and until March 2017, he was also our Senior Vice President, Sales and Marketing.  Pursuant to this Consulting Agreement, as amended, Recreation provided marketing services to us until June 2017.  The total amounts we paid to Recreation in 2017 and 2018 were $136,000 and $0, respectively.

Master Services Agreement

We entered into a Master Services Agreement effective September 1, 2015, which we refer to as the MSA, with Consensys Imaging Service, Inc., or Consensys.  Jeffrey M. Soinski, our President, Chief Executive Officer and member of our Board of Directors was also a member of the Board of Directors of Consensys at the time we entered into the MSA.  Under the MSA, we may enter into any number of Statements of Work, each of which is governed by the general terms of the MSA.  We entered into a Statement of Work effective as of January 15, 2016, pursuant to which Consensys provides field engineers to assist with the installation, service and maintenance of our Lightbox consoles for a fixed fee depending on the type of service.  The Statement of Work has no expiration date and remains in effect.  The total amounts we paid to Consensys in 2017 and 2018 were $202,000 and $202,000, respectively.

Employment of Related Persons

Through March 2017, we employed John D. Simpson most recently as our Senior Vice President, Sales and Marketing, who is the son of John B. Simpson, our former Executive Chairman.  Mr. Simpson became an employee in August 2009, and in this capacity Mr. Simpson’s compensation totaled $93,143 in 2017 and $0 in 2018.  We believe that Mr. Simpson’s compensation was comparable with compensation paid to other employees with similar levels of responsibility and years of experience.

Other Transactions

We have entered into employment and separation arrangements with certain current and former executive officers.  For more information on these employment and separation agreements, see the section titled “Executive Employment Letters” in Item 11 above.

We have entered into indemnification agreements with our directors and executive officers.  The indemnification agreements, as well as our certificate of incorporation and bylaws, require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee.  Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval.  In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Information regarding the independence of directors is disclosed above under Item 10 under the heading “Director Independence” and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us for the years ended December 31, 2018 and 2017 by E&Y or Moss Adams, as applicable.  All fees below were approved by our Audit Committee.

Year ending December 31,	2018	2017
Audit fees(1)(2)(3)	$808,511	$1,002,454
Audit related fees	13,650	13,650
Tax fees	37,785	61,381
Total	$859,946	$1,077,485

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.  For the years ended December 31, 2018 and 2017, audit fees also include fees related to our public offerings and review of documents filed with the SEC of $99,400 and $205,000, respectively.

(2)	For the fiscal year ended December 31, 2018, Audit fees of $255,000 and $553,511 were paid to E&Y and Moss Adams, respectively.
(3)	For the fiscal year ended December 31, 2017, Audit fees of $702,022 and $300,432 were paid to E&Y and Moss Adams, respectively.

Auditor Independence

In our fiscal year ended December 31, 2018, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.  All fees paid to E&Y and Moss Adams for our fiscal years ended December 31, 2018 and 2017 were pre-approved by our audit committee.

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

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2017	$21	$125	$—	$146
Fiscal year ended 2018	$146	$120	$6	$260

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2017	$43	$87	$75	$55
Fiscal year ended 2018	$55	$45	$90	$10

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4 (3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.5 (4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
3.6 (5)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
3.7 (5)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
4.1 (6)	Specimen Common Stock certificate of the registrant.
4.2 (4)	Specimen Series 1/2 warrant of the registrant.
4.3 (7)	Specimen Common Stock certificate of the registrant.
4.4 (8)	Specimen Series 1/2 warrant of the registrant.
10.1 (9)	Form of Indemnification Agreement for directors and executive officers.
10.2 (10)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3 (10)	2014 Preferred Stock Plan.
10.4 (11)	2015 Equity Incentive Plan, as amended
10.5 (9)	Form of Restricted Stock Unit Award Agreement.
10.6 (9)	Form of Stock Option Agreement.
10.7 (9)	2015 Employee Stock Purchase Plan.
10.8 (9)	Executive Incentive Compensation Plan.
10.9 (10)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.

Exhibit Number	Exhibit Title
10.10 (10)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (10)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (13)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.13 (10)	Employment Letter dated December 29, 2010 by and between the registrant and Matthew B. Ferguson.
10.14 (10)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.15 (10)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and Matthew B. Ferguson.
10.16 (14)	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.17 (3)	Registration Rights Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.18 (10)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between the registrant and holders of convertible promissory notes.
10.19 (10)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between the registrant and holders of convertible promissory notes.
10.20 (12)

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.21 (12)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.23 (15)	Purchase Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.24 (15)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.26 (16)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.27 (17)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.28 (3)	Amendment No. 2 to Term Loan Agreement, dated as of February 14, 2018, by and among the registrant and the lenders party thereto.
10.29 (3)	Series A Preferred Stock Purchase Agreement, dated as of February 14, 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.30 (18)	Securities Purchase Agreement, dated as of July 12, 2018, by and among the registrant and the purchasers identified on the signature pages thereto.
10.31 (19)	Separation Agreement and Release, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.32 (19)	Master Consulting Agreement, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.33 (19)	Employment Offer Letter, dated as of June 11, 2018, between the registrant and Mark Weinswig.
10.34 (19)	Change of Control and Severance Agreement, dated as of June 25, 2018, between the registrant and Mark Weinswig.
10.35 (20)	Officer and Director Share Purchase Plan.
10.36	Change of Control and Severance Agreement, dated as of October 10, 2013, between the registrant and Himanshu Patel.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.
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

(5)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2018, and incorporated by reference herein.
(6)

Previously filed as an Exhibit to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-201322) filed with the Securities and Exchange Commission on January 28, 2015, and incorporated by reference herein.

(7)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.
(8)

Previously filed as an Exhibit to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-227689) filed with the Securities and Exchange Commission on October 19, 2018, and incorporated by reference herein.

(9)

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

(11)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(12)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.
(13)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.
(14)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, and incorporated by reference herein.
(15)

Previously filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221368), filed with the Securities and Exchange Commission on November 6, 2017, and incorporated by reference herein.

(16)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(17)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.
(18)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.
(19)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(20)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018, and incorporated by reference herein.

ITEM 16.     FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, and the

Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avinger, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, the related notes and the financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue recognition in the year ended December 31, 2018 due to the adoption of Accounting Standards Codification Topic No. 606, Revenue Recognition.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California

March 6, 2019

We have served as the Company’s auditor since 2017.

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,410	$5,389
Accounts receivable, net of allowance for doubtful accounts of $260 and $146 at December 31, 2018 and 2017, respectively	1,154	1,127
Inventories	3,422	4,295
Prepaid expenses and other current assets	635	640
Total current assets	21,621	11,451

Property and equipment, net	2,078	2,950
Other assets	-	687
Total assets	$23,699	$15,088

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,148	$1,273
Accrued compensation	1,197	863
Series A Preferred Stock dividends payable	2,918	-
Accrued expenses and other current liabilities	1,449	3,597
Borrowings	7,486	44,744
Total current liabilities	14,198	50,477

Other long-term liabilities	41	301
Total liabilities	14,239	50,778

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):

Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2018 and 2017
Shares issued and outstanding: 45,671 and none at December 31, 2018 and 2017, respectively; aggregate liquidation preference related to Series A convertible preferred stock of $44,718 and none at December 31, 2018 and 2017, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2018 and 2017
Shares issued and outstanding: 34,921,999 and 833,597 at December 31, 2018 and 2017, respectively	34	1
Additional paid-in capital	338,311	265,636
Accumulated deficit	(328,885)	(301,327)
Total stockholders’ equity (deficit)	9,460	(35,690)
Total liabilities and stockholders’ equity (deficit)	$23,699	$15,088

See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenues	$7,915	$9,934
Cost of revenues	6,531	13,002
Gross profit (loss)	1,384	(3,068)

Operating expenses:
Research and development	6,009	11,319
Selling, general and administrative	17,442	25,120
Restructuring charges	-	1,285
Litigation settlement	-	1,760
Total operating expenses	23,451	39,484
Loss from operations	(22,067)	(42,552)

Interest income	214	108
Interest expense	(5,692)	(6,299)
Other income (expense), net	(13)	11
Net loss and comprehensive loss	(27,558)	(48,732)
Accretion of preferred stock dividends	(2,918)	-
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	(5,216)	-
Net loss applicable to common stockholders	$(35,692)	$(48,732)
Net loss per share attributable to common stockholders, basic and diluted	$(3.34)	$(74.74)

Weighted average common shares used to compute net loss per share, basic and diluted	10,687	652

See accompanying notes.

AVINGER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2016	—	$—	594,321	$1	$256,629	$(252,389)	$4,241
Issuance of common stock	—	—	4,758	—	246	—	246
Employee stock-based compensation	—	—	—	—	4,966	—	4,966
Adjustment for change in accounting treatment of stock-based compensation regarding forfeitures on a modified retrospective basis	—	—	—	—	206	(206)	—
Issuance of common stock in public offerings, net of underwriting discount, commissions and issuance costs	—	—	234,518	—	3,589	—	3,589
Net and comprehensive loss		—	—	—	—	(48,732)	(48,732)
Balance at December 31, 2017	—	—	833,597	1	$265,636	(301,327)	(35,690)
Issuance of common stock under officers’ and directors’ purchase plan	—	—	44,012	—	21	—	21
Employee stock-based compensation	—	—	—	—	3,080	—	3,080
Exercises of warrants for common stock	—	—	290,500	—	581	—	581
Common stock issued to a vendor	—	—	80,000	—	106	—	106
Issuance of common stock in July public offering, net of commissions and issuance costs	—	—	2,166,180	2	3,024		3,026
Issuance of Series B Preferred Stock, net of commissions and issuance costs	17,979	—	—	—	15,525	—	15,525
Conversion of Series B Preferred stock into common stock	(16,278)	—	8,139,148	8	(8)	—	—
Issuance of common stock and Series C Preferred Stock in November public offering, net of commissions and issuance costs	8,586	—	7,285,000	7	10,172	—	10,179
Conversion of Series C Preferred Stock into common stock	(6,416)	—	16,040,000	16	(16)	-
Conversion of CRG into Series A Preferred Stock	41,800	—	—	—	42,794	—	42,794
Issuance of common stock to Lincoln Park	—	—	43,562	—	314	—	314
Accretion of Series A Preferred Stock dividends	—	—	—	—	(2,918)	—	(2,918)
Net and comprehensive loss	—	—	—	—	—	(27,558)	(27,558)
Balance at December 31, 2018	45,671	$—	34,921,999	$34	$338,311	$(328,885)	$9,460

See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(27,558)	$(48,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,281	1,476
Amortization of debt issuance costs and debt discount	117	218
Stock-based compensation	3,080	4,966
Noncash interest expense and other charges	5,634	3,252
Common stock issued for services	106	—
(Gain)/loss on disposal of property and equipment, net	(7)	18
Provision for litigation settlement	—	1,760
Provision for doubtful accounts receivable	133	125
Provision for excess and obsolete inventories	914	5,500
Changes in operating assets and liabilities:
Accounts receivable	(160)	2,318
Inventories	(92)	(1,181)
Prepaid expenses and other current assets	5	22
Other assets	340	(475)
Accounts payable	(125)	(334)
Accrued compensation	334	(1,945)
Accrued expenses and other current liabilities and accrued interest	(2,208)	(1,205)
Other long-term liabilities	(260)	(259)
Net cash used in operating activities	(18,466)	(34,476)

Cash flows from investing activities
Purchase of property and equipment	(32)	(45)
Proceeds from sale of property and equipment	28	4
Net cash used in investing activities	(4)	(41)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	15,525	—
Proceeds from issuance of common stock and convertible preferred stock, net of issuance costs	10,179	—
Proceeds from issuance of common stock under officers’ and directors’ purchase plan	21	—
Principal paydown of capital lease obligations	—	(25)
Proceeds from public offerings, net of issuance costs	3,026	3,589
Proceeds from exercise of common stock warrants	581	—
Debt discount in connection with loan amendment	(155)	—
Proceeds from the issuance of common stock	314	246
Net cash provided by financing activities	29,491	3,810

Net change in cash and cash equivalents	11,021	(30,707)
Cash and cash equivalents, beginning of period	5,389	36,096
Cash and cash equivalents, end of period	$16,410	$5,389

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$3,942

Noncash investing and financing activities:
Conversion of CRG loan principal and accrued interest into Series A Convertible Preferred Stock	42,794	—
Disposal of fully depreciated property and equipment	2,849	1,738
Accretion of Series A Convertible Preferred Stock dividends	2,918	—
Transfer between inventory and property and equipment	51	153

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography ( “OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. In May 2018, the Company also received 510(K) clearance from the FDA for its next-generation of Pantheris. The Company submitted a 510(k) filing in respect of Pantheris SV, a lower profile Pantheris, in August 2018 and received CE Marking approval for Pantheris SV in October 2018. The Company has sales in the U.S. and select international markets. The Company is located in Redwood City, California.

Liquidity Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2018, the Company had an accumulated deficit of $328.9 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $16.4 million at December 31, 2018 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the fourth quarter of 2019. Even though we received net proceeds of $10.2 million from the sale of our Series C Preferred Stock and common stock in our November 2018 offering, net proceeds of $15.5 million from the sale of our Series B preferred stock and warrants in our February 2018 offering, and net proceeds of $3.0 million from the sale of common stock and warrants in our July 2018 offering, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in the Company’s stock price, any financing that we undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding. Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at December 31, 2018 and 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 17,979,000 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. Each share of Series B preferred stock is accompanied by one warrant that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock (the “Series 1 warrants”) and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date (the “Series 2 warrants”). In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 2,166,180 shares of our common stock at an offering price of $1.6425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 1,083,091 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3.0 million after deducting placement agent fees and other expenses payable by us and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $1.58 per share as a result. The warrants have an exercise price of $1.58 per share of our common stock and may be exercised from time to time beginning on January 17, 2019 and expire on July 16, 2021.

On November 1, 2018, we completed a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”).

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2018 and 2017. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2018 and 2017, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of December 31, 2018 and 2017. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2018 and 2017.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At December 31, 2018 and 2017, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2018 and 2017, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the Company’s offerings of equity securities to Lincoln Park, were capitalized. The deferred offering costs were be offset against proceeds from the public offering upon the effectiveness of the public offerings in fiscal 2018. As of December 31, 2018 and 2017, there were zero and $464,000 deferred offering costs capitalized in other assets on the balance sheet. Amortization of these deferred offering costs during 2018 is included in selling, general and administrative expense in the statement of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2018.

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

Cost of Revenues

Cost of revenues consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of revenues also includes depreciation expense for the Lightboxes under lease agreements, product warranty costs, product written-off due to obsolescence, and certain direct costs such as shipping costs.

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

	2018	2017
Balance, beginning of year	$390	$509
Warranty provision	333	306
Usage/Release	(451)	(425)
Balance, end of year	$272	$390

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

Common Stock Valuation and Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSUs”) and shares issued under the employee stock purchase plan (“ESPP”), based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. Because noncash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. The Company estimates a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Prior to the Company’s IPO in January 2015, the fair value of the Company’s common stock was determined by its Board of Directors with assistance from management and third-party valuation specialists. Management’s approach to estimate the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Management considered several factors to estimate enterprise value, including significant milestones that would generally contribute to increases in the value of the Company’s common stock. Following the closing of the Company’s IPO, the fair value of its common stock is determined based on the closing price of its common stock on The Nasdaq Capital Market.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income (expense), net. During the years ended December 31, 2018 and 2017, the Company recorded ($13,000) and $11,000 of foreign currency exchange net (gains)/losses, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2018 and 2017, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of December 31, 2018 and 2017, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017
Net loss attributable to common stockholders	$(35,692)	$(48,732)
Weighted average common stock outstanding	10,687	652
Net loss per share attributable to common stockholders, basic and diluted	$(3.34)	$(74.74)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year Ended December 31,
	2018	2017
Common stock options	71,799	76,644
Convertible preferred stock	41,398	-
Unvested restricted stock units	922,456	5,089
Common stock warrants	20,778,711	53,715
	21,814,364	135,448

Comprehensive Loss

For the years ended December 31, 2018 and 2017, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the years ended December 31, 2018 and 2017, 94% and 95%, respectively, of the Company’s revenues were in the United States, based on the shipping location of the external customer.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify how to identify the performance obligations and the licensing implementation guidance in its new revenue recognition standard.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to address certain issues identified by the Transition Resource Group, (the “TRG”) in the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contracts modifications at transition.

The Company adopted ASC 606 and related ASUs on January 1, 2018, using the modified retrospective approach. The adoption did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s financial statements.

Pending Adoption:

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach.

The Company has evaluated the impact of the adoption of these standards on January 1, 2019, and anticipates recognition of an asset and a corresponding liability related to the lease on the balance sheet of approximately $1.8 million with no material impact to the statements of operations and comprehensive loss. The Company plans to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that existed prior to the adoption of these new standards.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company has evaluated the impact of the adoption of these standards on January 1, 2019 and does not anticipate that the adoption will have a material impact on its condensed financial statements.

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

As of December 31, 2018 and 2017, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of December 31, 2018 and 2017, there were no financial assets and liabilities categorized as Level 2. During the year ended December 31, 2018, the Company issued warrants to purchase common stock categorized as Level 3.. As of December 31, 2017, there were no financial assets or liabilities categorized as Level 3. There were no transfers between fair value hierarchy levels during the years ended December 31, 2018 and 2017.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$1,162	$1,286
Work-in-process	158	-
Finished products	2,102	3,009
Total inventories	$3,422	$4,295

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Computer software	$124	$248
Computer equipment	197	717
Machinery and equipment	1,784	3,351
Furniture and fixture	78	517
Leasehold improvements	326	638
Equipment held by customers	2,718	2,997
	5,227	8,468
Less: Accumulated depreciation and amortization	(3,155)	(5,564)
Add: Construction-in-progress	6	46
	$2,078	$2,950

Depreciation expense for the years ended December 31, 2018 and 2017, was $934,000 and $1,476,000, respectively. Property and equipment includes certain equipment that is leased to customers and located at customer premises. The Company retains the ownership of the equipment held for evaluation and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers of $499,000 and $735,000, was recorded in cost of revenues during the years ended December 31, 2018 and 2017, respectively. The net book value of this equipment was $1,399,000 and $1,811,000 at December 31, 2018 and 2017, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued litigation settlement	$-	$1,760
Accrued interest payable	-	364
Accrued sales tax	435	-
Accrued professional fees	41	288
Accrued travel expenses	74	90
Accrued product warranty costs	272	390
Accrued clinical trial costs	111	57
Accrued restructuring charge	98	98
Other accrued liabilities	418	550
	$1,449	$3,597

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

On October 28, 2016, the Company and CRG amended the Loan Agreement to reduce the minimum revenue that the Company was required to achieve in 2016 to $18,000,000. On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38,000,000 of the principal amount of the senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock (see Note 7, below). For the year ended December 31, 2018, the $3,800,000 was accounted for in the statement of operations and comprehensive loss as interest expense.

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

●	provide CRG with board observer rights.

As of December 31, 2018, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of December 31, 2018, principal and PIK payments under the Loan Agreement were as follows (in thousands):

Principal and PIK
Period Ending December 31,	Loan Repayments
2019	$—
2020	—
2021	—
2022	—
2023 and after	2,000
2,000
Add: PIK	6,243
8,243
Less: Amount representing debt financing costs	(757)
Borrowings, as of December 31, 2018	$7,486

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

In connection with the initial drawdown under the Loan Agreement, the Company recorded a debt discount of $876,000 as contra-debt. The debt discount comprised financing fees of $450,000, paid directly to CRG, and an allocation of the other costs directly attributable to the Loan Agreement and CRG Securities Purchase Agreement of $541,000 net of the common stock premium of $115,000 based on the relative fair values of each security. In connection with the June 2016 drawdown under the Loan Agreement in February 2018, the Company recorded a debt discount of $275,000 which comprised financing fees of $150,000, paid directly to CRG, and other costs directly attributable to the Loan Agreement with CRG of $125,000. Concurrent with the Amendment No.2 to the Loan Agreement in February 2018, the Company recorded an additional debt discount of $154,000 of issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2018 and 2017, the balance of the aggregate debt discount was approximately $757,000 and $716,000, respectively. The Company’s interest expense associated with the amortization of debt discount amounted to $117,000 and $203,000 during the years ended December 31, 2018 and 2017, respectively.

As noted in Note 1 to these financial statements, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the CRG Loan Agreement, the entire amount of borrowings at December 31, 2018 and 2017 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. The lease agreement includes a renewal provision allowing the Company to extend this lease for an additional period of three years. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and were amortized as a reduction to rent expense over the original term of the Company’s operating lease. Rent expense was approximately $1,015,000 and $1,833,000 for the years ended December 31, 2018 and 2017, respectively. Deferred rent was insignificant for all years presented.

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities. The sublease agreement commenced on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee pays a base rent of $79,950 per month, increasing to a base rent of $82,410 per month as of December 1, 2018. In addition to the base rent, the sublessee pays the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

The future aggregate minimum lease payments, net of sublease income, as of December 31, 2018, amount to $899,000, due within the year ending December 31, 2019.

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

Between May 22, 2017 and May 25, 2017, three class actions were filed in the Superior Court of the State of California, County of San Mateo, or the State Court, against us and certain of our officers and directors. The underwriters of our IPO in January 2015 are also named as defendants. The actions were captioned Grotewiel v. Avinger, Inc., et al., No. 17-CIV-02240, Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, and Olberding v. Avinger, Inc., et al., No. 17-CIV-02307. These lawsuits allege that the registration statement for our IPO made false and misleading statements and omissions in violation of the Securities Act of 1933. Plaintiffs seek to represent a class of purchasers of our common stock in and/or traceable to our IPO. Plaintiffs seek, among other things, unspecified compensatory damages, interest, costs, recission, and attorneys’ fees. On June 12, 2017, defendants removed these actions to the United States District Court for the Northern District of California, or Federal Court.

On June 22, 2017, and June 23, 2017, plaintiffs Olberding and Gonzalez moved to remand their cases to the State Court. Defendants opposed these motions. On July 21, 2017, the Federal Court granted the motions to remand the Olberding and Gonzalez actions to the State Court. On August 9, 2017, the State Court consolidated the Olberding and Gonzalez actions under the caption Gonzalez v. Avinger, Inc., et al., No. 17-CIV-02284, or State Action. On September 22, 2017, an amended complaint was filed in the State Action. On October 31, 2017, the parties in the State Action stipulated to a stay of proceedings until judgment is entered in the federal Grotewiel action, or Federal Action. On June 20, 2018, the State Court dismissed the State Action pursuant to the proposed settlement described below.

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

The Company and its directors believe that the foregoing lawsuits were without merit; however, in the interest of avoiding the cost and disruption of continuing to defend against these lawsuits, the Company entered into a settlement of the actions. The settlement is for a total of $5 million. The Company’s total contribution to the settlement fund is $1.76 million, which the Company paid in March 2018. On October 24, 2018, the court approved the settlement.

9. Restructuring Charges and Expenses

In April 2017, the Company undertook an organizational realignment which included a reduction in force, lowering its total headcount by approximately 33%. Accordingly, the Company recorded a restructuring charge of approximately $519,000, relating to severance related costs at that time. As of December 31, 2018, all of the total severance related costs related to the April 2017 termination of 44 employees had been paid.

In September 2017, the Company effected a cost reduction plan, which included a company-wide reduction in force, lowering its total headcount by 24 employees. The Company recorded a restructuring charge of approximately $416,000, relating to severance related costs at that time. In October 2017, the Company subleased one of its facilities and ceased to use the facility as part of the cost reduction plan. The Company recorded a restructuring charge of approximately $388,000 relating to the cost to exit the facility. As of December 31, 2018, all of the severance related costs related to the termination of 24 employees had been paid. As of December 31, 2018 and 2017, $98,000 of the total costs to exit the facility was included within accrued expenses and other current liabilities.

10. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

As of December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 45,671 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38,000,000 of the outstanding principal amount of its senior secured term loan (plus $3,800,000 in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $42.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock is initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock are subject to a lockup agreement through February 14, 2019. As of December 31, 2018, 41,800 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued dividends through December 31, 2018 of approximately $2.9 million.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of December 31, 2018, 16,278 shares of Series B preferred stock had been converted into 8,139,000 shares of common stock and 1,701 shares of Series B preferred stock remained outstanding.

The Company evaluated the Series B convertible preferred stock issuance in accordance with the provisions of ASC 815, Derivatives and Hedging, including consideration of embedded derivatives requiring bifurcation. The issuance of the convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible preferred stock. As the Series B convertible preferred stock may be converted immediately, the Company recognized a BCF of $5.2 million as a deemed dividend in the statements of operations as of February 16, 2018. This one-time, non-cash charge impacted net loss attributable to common stockholders and net loss per share attributable to common stockholders for the year ended December 31, 2018.

 Series C Convertible Preferred Stock

On November 1, 2018, the Companycompleted a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. As of December 31, 2018, 6,416 shares of Series B preferred stock had been converted into 16,040,000 shares of common stock and 2,170 shares of Series C preferred stock remained outstanding. The Series C preferred stock has no voting rights.

Common Stock

At December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 34,921,999 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor. As of December 31, 2018 there were 53,803 warrants outstanding with an exercise price of $504.00 per share. These warrants expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 17,979,000 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase common stock at $0.40 per share that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. The Company assessed the Series B Warrants under ASC 480 and determined that the Series B Warrants were outside the scope of ASC 480. The Company next assessed the Series B Warrants under ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the Series B Warrants were indexed to the Company’s stock, as the agreements do not contain any exercise contingencies and the Series B Warrants’ settlement amount equals the difference between the fair value of the Company’s common stock price and the Series B Warrant strike price. The Company also assessed the classification as stockholders’ equity and determined the Series B Warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the Series B Warrants should be classified as equity. During the year ended December 31, 2018, certain of the Series B Warrants were exercised and 290,500 shares of the Company’s common stock were issued to the warrant holders in return. As of December 31, 2018, Series B Warrants to purchase an aggregate of 17,688,500 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 2,166,180 shares of common stock, the Company issued warrants that provide for the purchase of 1,083,091 shares of common stock at $1.58 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company assessed these warrants under ASC 480 and determined that they were outside the scope of ASC 480. The Company next assessed the warrants under ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock. The Company also assessed the classification as stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrants should be classified as equity. As of December 31, 2018 all 1,083,091 of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 28,750,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $0.40 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 2,500 shares of common stock. The Company assessed these warrants under ASC 480 and determined that they were outside the scope of ASC 480. The Company next assessed the warrants under ASC 815. Under the related guidance, a reporting entity shall not consider a contract to be a derivative instrument if the contract is both (1) indexed to the entity’s own stock and (2) classified in stockholders’ equity. The Company determined that the warrants were indexed to the Company’s stock. The Company also assessed the classification as stockholders’ equity and determined the warrants met all of the criteria for classification as equity under ASC 815. Based on this analysis, the Company determined that the warrants should be classified as equity. As of December 31, 2018 all 28,750,000 of these warrants remain outstanding.

The Company accounted for the common stock warrants issued during the year ended December 31, 2018 as issuance costs relating to the respective equity financing, and used the Black-Scholes method to estimate their fair value. The fair value of the common stock warrants issued in November 2018 is not significant. The assumptions used to estimate the fair value of the common stock warrants issued in February 2018 are as follows:

Expected term (years)	7
Expected volatility	55%
Risk-free interest rate	2.0%
Dividend rate	—

As of December 31, 2018 and December 31, 2017, warrants to purchase an aggregate of 47,575,393 and 53,803 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 33,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 42,250 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. For fiscal 2018, the common stock available for issuance under the 2015 Plan was increased by 41,674 shares of common stock. In addition, during fiscal 2018, the Board of Directors approved an additional 3,000,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. As of December 31, 2018, 126,686 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of	Weighted Average	Weighted Average	Intrinsic Value
	Number of Shares (in thousands)	Exercise Price	Remaining Contractual Life (in years)	(in thousands)
Balance at December 31, 2017	76,645	$291.73		$—
Options granted	31,000	$1.67
Options exercised	—	$—
Options expired	(25,506)	272.58
Options forfeited	(2,594)	$349.37
Balance at December 31, 2018	79,545	$170.73	7.69	$—

Exercisable at December 31, 2018	43,305	$246.97	6.41	—

Vested and expected to vest at December 31, 2018	79,545	$170.73	7.69	$—

Additional information related to the status of options as of December 31, 2018 is summarized as follows:

Options Outstanding				Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding (in thousands)	Contractual Life	Price	Exercisable (in thousands)	Price
$1.67	31,000	9.44	$1.67	—	$1.67
$20.40	50	8.56	$20.40	17	$20.40
$82.00	7,983	8.21	$82.00	6,793	$82.00
$105.20	475	8.18	$105.20	247	$105.20
$142.00	688	7.84	$142.00	688	$142.00
$147.20	115	7.80	$147.20	63	$147.20
$162.00	70	0.44	$162.00	70	$162.00
$180.00	27,041	5.99	$180.00	27,041	$180.00
$198.00	251	1.33	$198.00	251	$198.00
$436.40	100	6.18	$436.40	93	$436.40
$440.40	234	7.44	$440.40	234	$440.40
$495.20	175	7.33	$495.20	120	$495.20
$504.00	1,037	2.57	$504.00	1,037	$504.00
$518.40	1,499	7.19	$518.40	1,030	$518.40
$519.60	3,005	7.17	$519.60	2,365	$519.60
$594.00	109	2.74	$594.00	109	$594.00
$608.40	107	6.58	$608.40	95	$608.40
$784.40	1,180	6.89	$784.40	915	$784.40
$810.00	3,793	7.22	$810.00	1,861	$810.00
$882.00	633	8.20	$882.00	276	$882.00
	79,545	7.69	$247.03	43,305	$246.97

There were no options exercised during the year ended December 31, 2018. As of  December 31, 2018, there was approximately $430,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 1.3 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2018 and 2017.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

		Weighted Average	Weighted Average
	Number of	Grant Date	Remaining
	Shares	Fair Value	Contractual Term

Awards outstanding at December 31, 2017	5,089	$237.78	2.87
Awarded	2,977,536	$1.50
Released	(1,281)	$273.97
Forfeited	(40,682)	$5.97
Awards outstanding at December 31, 2018	2,940,662	$1.73	3.09

As of  December 31, 2018, there was approximately $4.3 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.5 years. The 2.9 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $0.9 million. The Company used the closing market price of $0.30 per share at December 31, 2018, to determine the aggregate intrinsic value for the RSUs outstanding at that date. For the years ended  December 31, 2018 and 2017, the fair value of RSUs vested was approximately $1,500 and $97,000, respectively. For the year ended  December 31, 2017, the weighted average grant date fair value of RSUs granted was $114.41.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 200,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the year ended December 31, 2018 totaled 44,012 shares.

11. Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, RSUs and shares issued under the ODPP and the Company’s ESPP, based on the grant-date estimated fair value. The Company estimates the fair value of stock options and shares issued under the ESPP on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the Company’s common stock, and the volatility over the expected term of the awards. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to the Company’s IPO in January 2015, due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, stage of development, risk profile, and position within the industry as well as selecting companies with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments.. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach. Prior to January 1, 2017, the Company estimated a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeitures based on actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience.

Total noncash stock-based compensation expense relating to the Company’s stock options, ODPP, ESPP and RSUs recognized, before taxes, during the years ended December 31, 2018 and 2017, is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenues	$97	$269
Research and development expenses	547	1,766
Selling, general and administrative expenses	2,436	2,931
	$3,080	$4,966

12. Income Taxes

For the years ended December 31, 2018 and 2017, the Company’s provision for income taxes consisted of zero state income tax expense. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Tax at federal statutory rate	$(5,787)	$(16,565)
Federal Tax rate remeasurement	—	35,953
State taxes, net of federal benefit	(1,023)	993
Permanent differences	228	525
Change in valuation allowance	6,582	(22,554)
Research credits	—	(229)
Other	—	1,877
Provision for taxes	$—	$—

Significant components of the Company’s net deferred tax assets as of December 31, 2018 and 2017 consist of the following (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets/(liabilities):
Federal, state and foreign net operating lossses	$70,286	$62,057
Research and other credits	3,655	3,632
Fixed assets	(176)	604
Accruals and other	4,317	4,208
Total net deferred tax assets	78,082	70,501
Less: Valuation allowance	(78,082)	(70,501)
Net deferred tax assets	$—	$—

The valuation allowance increased by $7.6 million and decreased by $20.9 million during the years ended December 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The new legislation decreases the U.S. corporate federal income tax rate from 35% to 21% effective and was effective January 1, 2018. The Act also includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses and repeal of the Alternative Minimum tax regime.

          On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company had determined that the adjustment to deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act. There were no changes to the provisional amounts as determined as of December 31, 2017.

          As of December 31, 2018, the Company had approximately $282.7 million of federal and $199.3 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2027 and 2018, respectively. Out of the Federal net operating loss carryforwards, $25.2 million were generated post December 31, 2017 and have no expiration.

          As of December 31, 2018, the Company also had approximately $2.8 million and $3.1 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2027, and the California research credits do not expire and may be carried forward indefinitely.

          The Company's ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. In the event the Company should experience an ownership change, as defined, utilization of the Company's net operating loss carryforwards and tax credits could be limited.

          The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

A reconciliation of the beginning and ending amount of the gross recognized tax benefit is as follows (in thousands):

	As of December 31,
	2018	2017
Balance at beginning of year	$1,747	$1,536
Increase based on the tax positions in the current year	29	211
Decrease for tax positions of prior year	(16)	—
Balance at end of year	$1,760	$1,747

As of December 31, 2018, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company’s tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

          The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2018 or 2017.

13. Related-Party Transactions

In October 2015, the Company entered into an agreement with Consensys Imaging Service (“Consensys”) to provide field engineers to assist the Company with the installation, service and maintenance of its Lightbox consoles. Jeffrey M. Soinski, the Company’s President, Chief Executive Officer and a member of its Board of Directors was also a member of the Board of Directors of Consensys until October 2017. For the years ended December 31, 2018 and 2017, Consensys provided services to the Company of $84,000 and $188,000 respectively. As of December 31, 2018 and 2017, amounts due to Consensys included in accounts payable and accrued liabilities, were $12,000 and $6,000 respectively.

14. 401(k) Plan

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

Avinger, Inc.
(Registrant)

Date: March 6, 2019	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2019	/s/ Mark Weinswig
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

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer);	March 6, 2019
Jeffrey M. Soinski	Director

/s/ Mark Weinswig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019
Mark Weinswig

/s/ Donald. A. Lucas	Director	March 6, 2019
Donald A. Lucas

/s/ James B. McElwee	Director	March 6, 2019
James B. McElwee

/s/ James G. Cullen	Director	March 6, 2019
James G. Cullen