Form 10-Q
period 2019-03-31
Avinger Inc
filed 2019-05-08
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(650) 241-7900

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	AVGR	The Nasdaq Capital Market

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

As of May 6, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 64,195,616.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,707	$16,410
Accounts receivable, net of allowance for doubtful accounts of $232 and $260 at March 31, 2019 and December 31, 2018, respectively	1,112	1,154
Right of use asset	1,313	—
Inventories	3,955	3,422
Prepaid expenses and other current assets	1,026	635
Total current assets	24,113	21,621

Property and equipment, net	2,140	2,078
Total assets	$26,253	$23,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$969	$1,148
Accrued compensation	1,016	1,197
Accrued expenses and other current liabilities	906	1,449
Leasehold liability	1,313	—
Borrowings	7,837	7,486
Preferred stock dividends payable	895	2,918
Total current liabilities	12,936	14,198
Other long-term liabilities	38	41
Total liabilities	12,974	14,239

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at March 31, 2019 and December 31, 2018
Shares issued and outstanding: 44,923 and 45,671 at March 31, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $45,640 and $44,718 at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at March 31, 2019 and December 31, 2018
Shares issued and outstanding: 60,052,992 and 34,921,999 at March 31, 2019 and December 31, 2018, respectively	59	34
Additional paid-in capital	347,160	338,311
Accumulated deficit	(333,940)	(328,885)
Total stockholders’ equity	13,279	9,460
Total liabilities and stockholders’ equity	$26,253	23,699

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues	$1,840	$1,809
Cost of revenues	1,467	1,415
Gross profit	373	394
Operating expenses:
Research and development	1,414	1,777
Selling, general and administrative	3,986	4,500
Total operating expenses	5,400	6,277
Loss from operations	(5,027)	(5,883)
Interest income	82	33
Interest expense	(350)	(4,672)
Other income, net	240	241
Net loss and comprehensive loss	(5,055)	(10,281)
Accretion of preferred stock dividends	(895)	(410)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	(5,216)
Net loss applicable to common stockholders	$(5,950)	$(15,907)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(7.99)
Weighted average common shares used to compute net loss per share, basic and diluted	42,481	1,992

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2017	—	$—	833,597	$1	$265,636	$(301,327)	$(35,690)
Issuance of common stock	—	—	42,127	—	337	—	337
Employee stock-based compensation	—	—	—	—	618	—	618
Conversion of CRG into Series A Preferred Stock	41,800	—	—	—	41,800	—	41,800
Issuance of Series B Preferred Stock, net of commissions and issuance costs	17,979	—	—	—	15,525	—	15,525
Conversion of Series B Preferred Stock into common stock	(7,017)	—	3,508,500	2	(2)	—	—
Accretion of Series A Preferred Stock dividends	—	—	—	—	(410)	—	(410)
Net and comprehensive loss	—	—	—	—	—	(10,281)	(10,281)
Balance at March 31, 2018	52,762	$—	4,384,224	$3	$323,504	$(311,608)	$11,899

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	45,671	$—	34,921,999	34	$338,311	(328,885)	9,460
Issuance of common stock under officers and directors purchase plan	—	—	46,888	—	18	—	18
Employee stock-based compensation	—	—	—	—	493	—	493
Exercises of warrants for common stock	—	—	15,851,605	16	6,324	—	6,340
Conversion of Series B Preferred Stock into common stock	(1,523)	—	3,807,500	4	(4)	—	—
Conversion of Series C Preferred Stock into common stock	(2,170)	—	5,425,000	5	(5)	—	—
Issuance of Series A preferred stock to pay dividends	2,945	—	—	—	2,918	—	2,918
Accretion of Series A Preferred Stock dividends	—	—	—	—	(895)	—	(895)
Net and comprehensive loss	—	—	—	—	—	(5,055)	(5,055)
Balance at March 31, 2019	44,923	$—	60,052,992	$59	$347,160	$(333,940)	$13,279

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(5,055)	(10,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	277
Amortization of debt issuance costs and debt discount	43	(128)
Stock-based compensation	493	619
Noncash interest expense and other charges	308	4,705
Provision for doubtful accounts receivable	—	(6)
Provision for excess and obsolete inventories	46	(79)
Changes in operating assets and liabilities:
Accounts receivable	42	(221)
Inventories	(776)	563
Prepaid expenses and other current assets	(391)	(523)
Other assets	—	98
Accounts payable	(179)	486
Accrued compensation	(181)	92
Accrued expenses and other current liabilities	(543)	(2,288)
Other long-term liabilities and accrued interest	(3)	(191)
Net cash used in operating activities	(5,996)	(6,877)

Cash flows from investing activities
Purchase of property and equipment	(83)	—
Proceed from sale of property and equipment	18	46
Net cash provided by (used in) investing activities	(65)	46

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	15,534
Proceeds from the issuance of common stock related to warrant exercises	6,340	—
Proceeds from the issuance of common stock under officers and directors purchase plan	18	—
Proceeds from the issuance of common stock in public offerings, net	—	326
Net cash provided by financing activities	6,358	15,860

Net change in cash and cash equivalents	297	9,029
Cash and cash equivalents, beginning of period	16,410	5,389
Cash and cash equivalents, end of period	$16,707	$14,418

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Noncash investing and financing activities:
Conversion of CRG loan principal into Series A Preferred Stock	$—	$38,000
Accretion of Series A Preferred Stock dividends	$895	$410
Issuance of Series A Preferred Stock to pay dividends	$2,918	$—
Transfers between inventory and property and equipment	$198	$—
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	$—	$5,216

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography ( “OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. In May 2018, the Company also received 510(K) clearance from the FDA for its next-generation of Pantheris. In April 2019, the Company further received FDA clearance for Pantheris SV, a lower profile Pantheris. The Company has sales in the U.S. and select international markets. The Company is located in Redwood City, California.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had an accumulated deficit of $333.9 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $16.7 million at March 31, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the fourth quarter of 2019. Even though we received net proceeds of $10.2 million from the sale of our Series C Preferred Stock and common stock in our November 2018 offering, net proceeds of $15.5 million from the sale of our Series B preferred stock and warrants in our February 2018 offering, proceeds from issuance of common stock upon the exercise of warrants in February and March 2019 of $6.3 million and net proceeds of $3.0 million from the sale of common stock and warrants in our July 2018 offering, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in the Company’s stock price, any financing that we undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at March 31, 2019 and 2018 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any other interim period or for any future year. The December 31, 2018 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2019 and December 31, 2018. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of March 31, 2019 and December 31, 2018, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of March 31, 2019 and December 31, 2018. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2019 and December 31, 2018.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At March 31, 2019 and December 31, 2018, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2019 and 2018, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial conditions of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Balance at December 31, 2018	$271,651
Warranty provision	2,068
Usage/Release	(67,638)
Balance at March 31, 2019	$206,081

Common Stock Valuation and Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options and restricted stock units (“RSUs”), based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. Because noncash stock-based compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. The Company estimates a forfeiture rate for its stock options and RSUs based on an analysis of its actual forfeiture experience and other factors. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of March 31, 2019 and December 31, 2018, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(5,950)	$(15,907)
Weighted average common stock outstanding	42,481	1,992
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(7.99)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended March 31,
	2019	2018
Common stock warrants	45,036,182	18,032,715
Common stock options	77,619	55,862
Convertible preferred stock	45,297	52,762
Unvested restricted stock units	2,893,542	3,457
	48,052,640	18,144,796

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended March 31, 2019 and 2018, 91% and 92%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The guidance became effective for us beginning in the first quarter of 2019 and was required to be adopted using a modified retrospective approach. The Company adopted this guidance on January 1, 2019. This adoption resulted in the recognition of a right of use asset and a corresponding leasehold liability related to the Company’s building lease on the balance sheet of approximately $1.8 million with no material impact on the statements of operations and comprehensive loss. To maintain comparability between periods, the Company has reclassified sublease payments received of approximately $240,000 that were netted against rent expense in the three months ended March 31, 2018 to other income on the condensed statement of operations and comprehensive loss. In addition, we elected to take advantage of the available practical expedients

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this guidance on January 1, 2019 and such adoption did not have a material impact on the Company’s financial statements.

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

As of March 31, 2019 and December 31, 2018, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2019 and December 31, 2018, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2019.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$1,018	$2,102
Work-in-process	703	158
Finished products	2,234	1,162
Total inventories	$3,955	$3,422

5. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement, as amended (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company had the right to borrow up to $50,000,000 in principal amount from CRG on or before March 29, 2017. The Company borrowed $30,000,000 on September 22, 2015. The Company borrowed an additional $10,000,000 on June 15, 2016 under the Loan Agreement.

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

Under the Loan Agreement, as amended, no cash payments for either principal or interest are due until the first quarter of 2020. Beginning in the first quarter of 2020 accrued interest will be partially paid and partially accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the third quarter of 2021, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.2 million with total principal payments of $2.4 million in 2021, $4.8 million in 2022 and $2.4 million in 2023.

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after the fifth year of the loan. Each tranche of borrowing required the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 7.0% of the amounts borrowed plus any payment-in-kind (“PIK”) was to be payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets.

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

On February 14, 2018, the Company entered into Amendment No. 2 to the Loan Agreement to, among other things:

●	extend the interest only payment period and the period during which the Company may elect to pay a portion of the interest in PIK interest payments through June 30, 2021;
●	provide for a 15% facility fee to be paid on the maturity date (“final facility fee”);
●	permit the Company to make the entire interest payment for payment dates in 2018 and 2019 in PIK interest payments, provided no default has occurred and is continuing;
●	extend the maturity date to June 30, 2023;
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

●	provide CRG with board observer rights.

As of March 31, 2019, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2019, principal, final facility fee and PIK payments due under the Loan Agreement are as follows (in thousands):

Period Ending December 31,
2019 (remaining nine months of the year)	$196
2020	804
2021	4,637
2022	5,371
2023	2,697
13,705
Less: Amount of PIK additions and final facility fee to be incurred subsequent to March 31, 2019	(5,154)
Less: Amount representing debt financing costs	(714)
Borrowings, as of March 31, 2019	$7,837

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2019 and December 31, 2018, the balance of the aggregate debt discount was approximately $714,000 and $757,000, respectively. The Company’s interest expense associated with the debt discount amounted to $43,000 and $26,000 during the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, the Company incurred interest expense of approximately $350,000 and $4.7 million, respectively.

Due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at March 31, 2019 and 2018 is classified as current in these financial statements. CRG has not invoked the material adverse change clause.

6. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that expires in November 2019. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and were amortized as a reduction to rent expense over the original term of the Company’s operating lease. Rent expense was approximately $492,000 and $507,000 for the three months ended March 31, 2019 and 2018, respectively. Deferred rent was insignificant for all periods presented.

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

Upon the adoption of Topic 842 on January 1, 2019, the Company recognized a right of use asset and a corresponding leasehold liability related to this lease of approximately $1.8 million, representing the present value of the remaining minimum lease payments as of that date. The asset is being reduced over the remaining period of the lease on a straight-line basis. The leasehold liability is being reduced as payments are made.

The future aggregate minimum lease payments as of March 31, 2019, amount to approximately $1.3 million, due within the year ending December 31, 2019.

On April 1, 2019, we entered into an amendment to lease which amended the lease to extend the lease term with for a period of five years, subsequent to the original expiration of November 30, 2019. As amended, the lease will expire on November 30, 2024. Under the terms of the amendment, we will be obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. This amendment does not extend the term of the lease with respect to the building being subleased.

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling approximately $2.1 million as of March 31, 2019.

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

7. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 44,923 shares were issued and outstanding as of March 31, 2019.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3,800,000 in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $42.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 20,900,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock were subject to a lockup agreement through February 14, 2019. In January 2019, 2,945 additional shares were issued to CRG as payment of dividends accrued through December 31, 2018. As of March 31, 2019, 44,745 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $895,000 during the three months ended March 31, 2019.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of December 31, 2018, there were 1,701 shares of Series B preferred stock outstanding. During the three months ended March 31, 2019, 1,523 of these shares converted into 3,807,500 shares of common stock and 178 shares of Series B preferred stock remained outstanding.

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

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. As of December 31, 2018, there were 2,170 shares of Series C preferred stock outstanding. During the three months ended March 31, 2019, all 2,170 of these shares were converted into 5,425,000 shares of common stock and no shares remained outstanding.

Common Stock

As of March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 60,052,992 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor. As of March 31, 2019 there were 53,803 warrants outstanding with an exercise price of $504.00 per share. These warrants expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 17,979,000 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase common stock at $0.40 per share that expires on the seventh anniversary of the date of issuance to purchase up to 500 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 500 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. The Company determined that the Series B Warrants should be classified as equity. As of March 31, 2019, Series B Warrants to purchase an aggregate of 17,688,500 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 2,166,180 shares of common stock, the Company issued warrants that provide for the purchase of 1,083,091 shares of common stock at $1.58 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of March 31, 2019 all 1,083,091 of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 7,285,000 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 28,750,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $0.40 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 2,500 shares of common stock. The Company determined that the warrants should be classified as equity. As of December 31, 2018 all 28,750,000 of these warrants were outstanding. During the three months ended March 31, 2019, 15,851,605 of these warrants were converted into common stock with proceeds to the Company of approximately $6.3 million. As of March 31, 2019, 12,898,395 of these warrants remain outstanding.

The Company accounted for the common stock warrants issued during the year ended December 31, 2018 as issuance costs relating to the respective equity financing, and used the Black-Scholes method to estimate their fair value. The fair value of the common stock warrants issued in July 2018 and November 2018 was not significant. The assumptions used to estimate the fair value of the common stock warrants issued in February 2018 were as follows:

Expected term (years)	7
Expected volatility	55%
Risk-free interest rate	2%
Dividend rate	—

As of March 31, 2019 and December 31, 2018, warrants to purchase an aggregate of 31,723,789 and 47,575,393 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 33,000 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 42,250 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 3,000,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. As of March 31, 2019, 199,201 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrisic Value (in thousands)
Balance at December 31, 2018	79,545	$170.73	7.69	$—
Options granted	—
Options exercised	—
Options expired	(1,054)	438.97
Options forfeited	(899)	$679.47
Balance at March 31, 2019	77,592	$161.19	7.24	$—

Exercisable at March 31, 2019	42,874	$245.50	5.78	$—

Vested and expected to vest at March 31, 2019	77,592	$161.19	7.24	$—

There were no options exercised during the three months ended March 31, 2019. As of March 31, 2019, there was approximately $302,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 1.0 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three months ended March 31, 2019 and 2018.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2018	2,940,662	$1.73	3.09
Awarded	—	$—	—
Released	(901)	$220.30	—
Forfeited	(70,625)	$2.59	—
Awards outstanding at March 31, 2019	2,869,136	$1.64	2.29

As of March 31, 2019, there was approximately $3.7 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.3 years. The 2.9 million outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $2.7 million. The Company used the closing market price of $0.96 per share at March 31, 2019, to determine the aggregate intrinsic value for the RSUs outstanding at that date. For the three months ended March 31, 2019 and 2018, the fair value of RSUs vested was approximately $1,000 and $1,500, respectively. There were no RSUs granted during the three months ended March 31, 2019.

 2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 200,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the three months ended March 31, 2019 totaled 46,888 shares.

 8. Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options and RSUs based on the grant-date estimated fair value. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the Company’s common stock, and the volatility over the expected term of the awards. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

As noncash stock-based compensation expense recognized in the financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company recognizes forfeitures when they occur in accordance with ASU 2016-09.

 Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three months ended March 31, 2019 and 2018, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$48	$19
Research and development expenses	101	109
Selling, general and administrative expenses	344	491
	$493	$619

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, the Company also received 510(K) clearance from the FDA for its current next-generation version of Pantheris. In April 2019, the Company received 510(K) clearance from the FDA for its Pantheris SV, a lower profile Pantheris. The Company has sales in the U.S. and select international markets. The Company is located in Redwood City, California. We also offer the Wildcat and Kittycat 2 catheters, which are used for crossing CTOs but do not contain on-board imaging technology.

We completed development of our next-generation Pantheris which we believe represents a significant improvement over our prior product. Our next-generation Pantheris includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe improves usability and reliability. Our next-generation Pantheris received CE Marking approval in December 2017 and was cleared by the FDA in May 2018. The next-generation Pantheris is available for commercial sale in the EU and United States. In addition, in April 2019 we obtained FDA 510(K) clearance of a next-generation version of our Pantheris atherectomy device, Pantheris SV, a lower profile Pantheris. The lower profile Pantheris has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a filing with the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and is expected to continue through 2020. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the trial is fully enrolled and follow-up data through six months are available and analyzed.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 6, 2019.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales and rentals of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. Our revenues were adversely affected by the product performance issues we have experienced with the previous version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017. For the three months ended March 31, 2019 and 2018, there were no customers that represented 10% or more of revenues.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to increase compared with the prior year due to expansion of our sales and marketing efforts.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consists of sublease income and gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Three Months Ended March 31,
	2019	2018

Revenues	$1,840	$1,809
Cost of revenues	1,467	1,415
Gross profit	373	394
Gross margin	20%	22%
Operating expenses:
Research and development	1,414	1,777
Selling, general and administrative	3,986	4,500
Total operating expenses	5,400	6,277
Loss from operations	(5,027)	(5,883)
Interest income (expense), net	(268)	(4,639)
Other income (expense), net	240	241
Net loss and comprehensive loss	$(5,055)	$(10,281)

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues.

For the three months ended March 31, 2019, revenue increased by 2% compared to the three months ended March 31, 2018, to $1.8 million. The increase primarily reflects the impact of additional sales of our Pantheris product following the release of a next-generation Pantheris in May 2018.

Cost of Revenues and Gross Margin.

Cost of revenues increased by 4% to $1.5 million during the three months ended March 31, 2019, compared to $1.4 million during the three months ended March 31, 2018. This increase was primarily attributable to the increase in revenues and the increase in excess and obsolescence inventory charges in the current period.

Gross margin for the three months ended March 31, 2019 decreased to 20%, compared to 22% in the three months ended March 31, 2018. The decrease in gross margin was primarily due to increased charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended March 31, 2019 decreased by 20% to $1.4 million, compared to $1.8 million during the three months ended March 31, 2018, primarily due to a decrease in project spending for the next-generation Pantheris.

Stock-based compensation expense within R&D totaled approximately $0.1 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended March 31, 2019 decreased by 11% to $4.0 million, compared to $4.5 million during the three months ended March 31, 2018, primarily due to a decrease in personnel-related expenses including compensation expense and professional services expenses.

Stock-based compensation expense within SG&A totaled approximately $0.3 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively.

Interest Income (Expense), Net.

Interest income (expense), net for the three months ended March 31, 2019 decreased by 94% to $0.3 million, compared to $4.6 million the three months ended March 31, 2018, primarily due to CRG’s conversion of approximately $38.0 million in outstanding principal and interest into Series A preferred stock in connection with our February 2018 public offering (the “CRG Conversion”).

Other Income (Expense), Net.

Other income (expense), net primarily consists of sublease income and gains and losses resulting from the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $16.7 million and an accumulated deficit of $333.9 million, compared to cash and cash equivalents of $16.4 million and an accumulated deficit of $328.9 million as of December 31, 2018. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $16.7 million at March 31, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the fourth quarter of 2019. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

On February 14, 2018, the Company and CRG amended the Loan Agreement concurrent with the conversion of $38,000,000 of the principal amount of the senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto) into shares of a newly authorized Series A convertible preferred stock. To date, the Company has elected to make payment-in-kind for the majority of the 12.5% interest rate and plans to continue doing so until such time as cash payments are required. As of March 31, 2019, the balance due under the loan, including payment-in-kind, is $7.9 million. No cash payments will be made until the final two years of the loan, which matures in June 2023. On February 11, 2019, our board of directors declared a dividend on our Series A Preferred Stock, and we issued 2,945 shares of Series A Preferred Stock to pay the preferred dividend to the holder of Series A Preferred Stock.

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. Accordingly, it was necessary to register the shares sold pursuant to our various financing activities. In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 8,705 shares of common stock held by CRG, which may be sold freely in the public market.

During the three months ended March 31, 2019, we received proceeds of approximately $6.3 million from the issuance of 15,851,605 shares of common stock related to warrant exercises. Through the date of this filing, we have received an additional $1.7 million from additional warrant exercises.

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,996)	$(6,877)
Investing activities	(65)	46
Financing activities	6,358	15,860
Net increase in cash and cash equivalents	$297	$9,029

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $6.0 million, consisting primarily of a net loss of $5.1 million and an increase in net operating assets of $2.0 million, offset by non-cash charges of $1.1 million. The increase in net operating assets was due to fluctuations in inventories, prepaid expenses, accounts payable, accrued compensation and other accrued expenses, due to timing of payments. The non-cash charges primarily consisted of depreciation of $0.2 million, stock-based compensation of $0.5 million and non-cash interest expense of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2018 was $6.9 million, consisting primarily of a net loss of $10.3 million and a decrease in net operating assets of $2.0 million, offset by non-cash charges of $5.4 million. The decrease in net operating assets was due to a decrease in other liabilities related to the payment of litigation settlement expense, assigned interest to PDL, partially offset by an increase in inventories, prepaid expenses, accounts payable, due to timing of payments. The non-cash charges primarily consisted of depreciation, stock-based compensation, non-cash interest expense and other charges related to our credit agreement with CRG.

 Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended March 31, 2019 was $0.1 million consisting of purchases of property and equipment offset by $18,000 of proceeds from the sale of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2018 was $46,000 consisting of proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2019 of $6.4 million primarily relates to proceeds from warrant exercises.

Net cash provided by financing activities in the three months ended March 31, 2018 of $15.9 million primarily relates to proceeds from purchases under our financing activities.

 Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements and we currently do not use any structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

We lease our headquarters in Redwood City, California pursuant to a lease agreement with HCP LS Redwood City, LLC (the “Landlord”) dated July 30, 2010, as amended by the First Amendment to Lease dated September 30, 2011 and the Second Amendment to Lease dated March 4, 2016 (the “Lease”). The Lease has a rental commencement date of December 1, 2011 and, prior to the amendment described below, expires on November 30, 2019. The Lease is for an aggregate of approximately 44,200 square feet, comprised of one building containing approximately 19,600 square feet located at 400 Chesapeake Drive, Redwood City, California 94063 (the “400 Building”) and one building containing 24,600 square feet located at 600 Chesapeake Drive, Redwood City, California 94063 (the “600 Building”). We previously subleased the 600 Building to a subtenant.

On April 1, 2019, we entered into the Third Amendment to Lease with the Landlord (the “Third Amendment”), which amended the Lease to extend the lease term with respect to the 400 Building for a period of five years. As amended by the Third Amendment, the Lease, with respect to the 400 Building, will expire on November 30, 2024. Under the terms of the Third Amendment, we are obligated to pay approximately $5.8 million in base rent payments through November 2024. The Third Amendment does not extend the term of the Lease with respect to the 600 Building and, therefore, the Company’s lease of the 600 Building will terminate on November 30, 2019.

There have been no other material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 6, 2019.

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

Credit Risk

As of March 31, 2019 and December 31, 2018, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of March 31, 2019 and December 31, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019.

Risks Related to Our Business

Our limited commercialization experience and number of approved products makes it difficult to evaluate our current business, predict our future prospects, assess the long-term performance of our products, and forecast our financial performance.

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. We received 510(k) clearance from the FDA, for commercialization of Pantheris in October 2015, an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select international markets promptly thereafter. Our current next-generation version of Pantheris received FDA clearance in May 2018. Our Pantheris SV received FDA clearance in April 2019. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of our next-generation Pantheris and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018 and FDA clearance to market Pantheris SV in April 2019 and those versions of Pantheris became or will become commercially available in the United States and select international markets promptly thereafter. As such acceptance among physicians of these products may not increase or may decline.

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

Risks Related to Our Intellectual Property

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2019, we held 27 issued and allowed U.S. patents and had 25 U.S. utility patent applications and 1 PCT applications pending. As of March 31, 2019, we also had 47 issued and allowed patents outside of the United States. As of March 31, 2019, we had 47 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We use certain open source software in Lightbox. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering Lightbox unless and until we can re-engineer it to avoid infringement. This re- engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris and Pantheris SV, our image-guided atherectomy devices, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We obtained 510(k) clearance for our next-generation Pantheris in May 2018 and for Pantheris SV in April 2019. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

●	criminal prosecution.

●	potential delay in the commercialization of products, including Pantheris SV.

If any of these events were to occur, our business and financial condition would be harmed.

Risks Related to Our Common Stock and Preferred Stock

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to an aggregate of $50.0 million of our securities, including common stock, preferred stock, depositary shares, warrants, debt securities, subscription rights, units or any combination of the foregoing. However, we may not be able to raise additional funds on favorable terms, or at all. In addition, due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. Further, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 8,705 shares of common stock held by CRG, which may be sold freely in the public market.

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

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum market value of listed securities and minimum closing bid price requirements or prevent future non- compliance with Nasdaq’s listing requirements.

We plan to seek shareholder approval to effect a reverse stock split at a ratio not less than 1-for-3 and not greater than 1-for-10 at our 2020 annual meeting of stockholders. This measure may or may not be approved at that time. If we are unable to obtain shareholder approval for such reverse stock split, we may be unable to regain compliance with Nasdaq’s listing requirements and our common stock may be delisted.

 The Series A preferred stock has a liquidation preference senior to our common stock, the Series B preferred stock and the Series C Preferred Stock.

Series A preferred stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of our outstanding warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $41,800,000, plus any unpaid dividends from any such transaction before any amount is paid to the holders of our Series B preferred stock, Series C preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders, Series C preferred stockholders and warrantholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. In January 2019, we paid Series A preferred stock dividends of $2.9 million through the issuance of a 2,945 shares of Series A preferred stock.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1(1)	Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: May 8, 2019	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)