Form 10-Q
period 2019-06-30
Avinger Inc
filed 2019-08-08
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 6,424,965.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14,754	$16,410
Accounts receivable, net of allowance for doubtful accounts of $218 and $260 at June 30, 2019 and December 31, 2018, respectively	1,210	1,154
Inventories	4,105	3,422
Prepaid expenses and other current assets	764	635
Total current assets	20,833	21,621

Right of use asset	5,596	—
Property and equipment, net	2,006	2,078
Other assets	384	—
Total assets	$28,819	$23,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,086	$1,148
Accrued compensation	1,439	1,197
Accrued expenses and other current liabilities	776	1,449
Leasehold liability	1,063	—
Borrowings	8,201	7,486
Preferred stock dividends payable	1,790	2,918
Total current liabilities	14,355	14,198
Leasehold liability	4,533	—
Other long-term liabilities	11	41
Total liabilities	18,899	14,239

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at June 30, 2019 and December 31, 2018;
Shares issued and outstanding: 44,923 and 45,671 at June 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $46,535 and $44,718 at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at June 30, 2019 and December 31, 2018;
Shares issued and outstanding: 6,421,317 and 3,492,200 at June 30, 2019 and December 31, 2018, respectively	6	3
Additional paid-in capital	348,505	338,342
Accumulated deficit	(338,591)	(328,885)
Total stockholders’ equity	9,920	9,460
Total liabilities and stockholders’ equity	$28,819	23,699

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$2,319	$2,058	$4,159	$3,867
Cost of revenues	1,599	2,169	3,066	3,584
Gross profit (loss)	720	(111)	1,093	283
Operating expenses:
Research and development	1,335	1,159	2,749	2,936
Selling, general and administrative	4,091	4,444	8,077	8,944
Total operating expenses	5,426	5,603	10,826	11,880
Loss from operations	(4,706)	(5,714)	(9,733)	(11,597)
Interest income	90	50	172	83
Interest expense	(364)	(362)	(714)	(5,034)
Other income (expense), net	329	227	569	468
Net loss and comprehensive loss	(4,651)	(5,799)	(9,706)	(16,080)
Accretion of preferred stock dividends	(895)	(836)	(1,790)	(1,246)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	—	(5,216)
Net loss attributable to common stockholders	$(5,546)	$(6,635)	$(11,496)	$(22,542)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(9.83)	$(2.16)	$(51.82)
Weighted average common shares used to compute net loss per share, basic and diluted	6,377	675	5,319	435

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at March 31, 2018	52,762	$—	438,422	$—	$323,504	$(311,601)	$11,903
Employee stock-based compensation	—	—	—	—	641	—	641
Exercises of warrants for common stock	—	—	29,050	—	581	—	581
Conversion of Series B Preferred Stock into common stock	(9,261)	—	463,107	1	(5)	—	(4)
Accretion of Series A Preferred Stock dividends	—	—	—	—	(836)	—	(836)
Issuance of common stock to a vendor	—	—	8	—	106	—	106
Net and comprehensive loss	—	—	—	—	—	(5,799)	(5,799)
Balance at June 30, 2018	43,501	$—	930,587	$1	$323,991	$(317,400)	$6,592

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	44,923	$—	6,005,218	6	$347,213	(333,940)	13,279
Issuance of common stock under officers and directors purchase plan	—	—	3,099	—	18	—	18
Employee stock-based compensation	—	—	—	—	516	—	516
Exercises of warrants for common stock	—	—	413,000	—	1,653	—	1,653
Accretion of Series A Preferred Stock dividends	—	—	—	—	(895)	—	(895)
Net and comprehensive loss	—	—	—	—	—	(4,651)	(4,651)
Balance at June 30, 2019	44,923	$—	6,421,317	$6	$348,505	$(338,591)	$9,920

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2017	—	$—	83,359	$—	$265,630	$(301,320)	$(35,690)
Issuance of common stock	—	—	4,212	—	337	—	337
Employee stock-based compensation	—	—	—	—	1,259	—	1,259
Exercises of warrants for common stock	—	—	29,050	—	581	—	581
Conversion of CRG into Series A Preferred Stock	41,800	—	—	—	41,800	—	41,800
Issuance of Series B Preferred Stock, net of commissions and issuance costs	17,979	—	—	—	15,525	—	15,525
Conversion of Series B Preferred Stock into common stock	(16,278)	—	813,958	1	(1)	—	—
Accretion of Series A Preferred Stock dividends	—	—	—	—	(1,246)	—	(1,246)
Issuance of common stock to a vendor	—	—	8	—	106		106
Net and comprehensive loss	—	—	—	—	—	(16,080)	(16,080)
Balance at June 30, 2018	43,501	$—	930,587	$1	$323,991	$(317,400)	$6,592

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	45,671	$—	3,492,200	3	$338,342	(328,885)	9,460
Issuance of common stock under officers and directors purchase plan	—	—	7,788	—	36	—	36
Employee stock-based compensation	—	—	—	—	1,009	—	1,009
Exercises of warrants for common stock	—	—	1,998,079	2	7,991	—	7,993
Conversion of Series B Preferred Stock into common stock	(1,523)	—	380,750	—	—	—	—
Conversion of Series C Preferred Stock into common stock	(2,170)	—	542,500	1	(1)	—	—
Issuance of Series A preferred stock to pay dividends	2,945	—	—	—	2,918	—	2,918
Accretion of Series A Preferred Stock dividends	—	—	—	—	(1,790)	—	(1,790)
Net and comprehensive loss	—	—	—	—	—	(9,706)	(9,706)
Balance at June 30, 2019	44,923	$—	6,421,317	$6	$348,505	$(338,591)	$9,920

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(9,706)	$(16,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	518
Amortization of debt issuance costs and debt discount	86	57
Stock-based compensation	1,009	1,260
Noncash interest expense and other charges	724	5,037
Common stock to be issued for services	—	106
Provision for doubtful accounts receivable	—	45
Provision for excess and obsolete inventories	97	528
Changes in operating assets and liabilities:
Accounts receivable	(56)	(593)
Other long-term assets	218	—
Inventories	(1,066)	575
Prepaid expenses and other current assets	(334)	(439)
Other assets	—	104
Accounts payable	(62)	(301)
Accrued compensation	242	334
Leasehold liability	(492)	—
Accrued expenses and other current liabilities	(673)	(2,383)
Other long-term liabilities and accrued interest	(30)	(114)
Net cash used in operating activities	(9,615)	(11,346)

Cash flows from investing activities
Purchase of property and equipment	(88)	(125)
Proceed from sale of property and equipment	18	—
Net cash used in investing activities	(70)	(125)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	15,534
Proceeds from the issuance of common stock related to warrant exercises	7,993	581
Proceeds from the issuance of common stock in public offerings, net of issuance costs	—	326
Proceeds from the issuance of common stock under officers and directors purchase plan	36	—
Payment of debt discount in connection with loan amendment	—	(155)
Payment of accrued interest included in borrowings	—	(60)
Net cash provided by financing activities	8,029	16,226

Net change in cash and cash equivalents	(1,656)	4,755
Cash and cash equivalents, beginning of period	16,410	5,389
Cash and cash equivalents, end of period	$14,754	$10,144

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$60

Noncash investing and financing activities:
Conversion of CRG loan principal into Series A Preferred Stock	$—	$38,000
Accretion of Series A Preferred Stock dividends	$1,790	$1,246
Issuance of Series A Preferred Stock to pay dividends	$2,918	$—
Reclassification of right of use asset to prepaid rent	$179	$—
Increase to right of use asset and leasehold liability arising from lease amendment	$4,680	—
Transfers between inventory and property and equipment	$287	$—
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	$—	$5,216

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of $338.6 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $14.8 million at June 30, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the fourth quarter of 2019. Even though we received net proceeds of $10.2 million from the sale of our Series C Preferred Stock and common stock in our November 2018 offering, net proceeds of $15.5 million from the sale of our Series B preferred stock and warrants in our February 2018 offering, proceeds from issuance of common stock upon the exercise of warrants in the six months ended June 30, 2019 of $8.0 million and net proceeds of $3.0 million from the sale of common stock and warrants in our July 2018 offering, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in the Company’s stock price, any financing that we undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at June 30, 2019 and 2018 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

Public Offerings

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 1,797,900 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A Preferred Stock is initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 216,618 shares of our common stock at an offering price of $16.425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 108,309 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3.0 million after deducting placement agent fees and other expenses payable by us and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $1.58 per share as a result. The warrants have an exercise price of $15.80 per share of our common stock and may be exercised from time to time beginning on January 17, 2019 and expire on July 16, 2021.

On November 1, 2018, we completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any other interim period or for any future year. The December 31, 2019 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

On January 30, 2018, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-40 reverse stock split of the Company’s common stock. Further, on June 19, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect an additional 1-for-10 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 21, 2019. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All common stock, stock options, and restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2019 and December 31, 2018. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of June 30, 2019 and December 31, 2018, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of June 30, 2019 and December 31, 2018. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2019 and December 31, 2018.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At June 30, 2019 and December 31, 2018, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2019 and 2018, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial conditions of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Balance at December 31, 2018	$272
Warranty provision	36
Usage/Release	(93)
Balance at June 30, 2019	$215

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of June 30, 2019 and December 31, 2018, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(5,546)	$(6,635)	$(11,496)	$(22,542)
Weighted average common stock outstanding	6,377	675	5,319	435
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(9.83)	$(2.16)	$(51.82)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock warrants	23,845,311	18,032,715	36,458,617	17,742,215
Common stock options	7,492	5,586	7,673	8,484
Convertible preferred stock	44,923	52,762	45,109	43,501
Unvested restricted stock units	287,817	345	288,581	330
	24,185,543	18,091,408	36,799,980	17,794,530

 Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended June 30, 2019 and 2018, 92% and 95%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer. For the six months ended June 30, 2019 and 2018, 92% and 93%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The guidance became effective for us beginning in the first quarter of 2019 and was required to be adopted using a modified retrospective approach. The Company adopted this guidance on January 1, 2019. This adoption resulted in the recognition of a right of use asset and a corresponding leasehold liability related to the Company’s building lease on the balance sheet of approximately $1.8 million with no material impact on the statements of operations and comprehensive loss. To maintain comparability between periods, the Company reclassified sublease payments received of approximately $240,000 that were netted against rent expense in the three and six months ended June 30, 2018 to other income on the condensed statement of operations and comprehensive loss. In addition, we elected to take advantage of the available practical expedients.

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

As of June 30, 2019 and December 31, 2018, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2019 and December 31, 2018, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three and six months ended June 30, 2019 and 2018.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$1,689	$2,102
Work-in-process	695	158
Finished products	1,721	1,162
Total inventories	$4,105	$3,422

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

On October 28, 2016, the Company and CRG amended the Loan Agreement to reduce the minimum revenue that the Company was required to achieve in 2016 to $18,000,000. On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38,000,000 of the principal amount of the senior secured term loan (plus $3,800,000 in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock (see Note 7, below). For the three and six months ended June 30, 2018, the $3,800,000 was accounted for in the condensed statement of operations and comprehensive loss as interest expense.

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

●	provide CRG with board observer rights.

As of June 30, 2019, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2019, principal, final facility fee and PIK payments due under the Loan Agreement are as follows (in thousands):

Year Ending December 31,
2019 (remaining six months of the year)	$—
2020	799
2021	3,403
2022	5,522
2023	3,981
13,705
Less: Amount of PIK additions and final facility fee to be accreted subsequent to June 30, 2019	(4,832)
Less: Amount representing debt financing costs	(672)
Borrowings, as of June 30, 2019	$8,201

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2019 and December 31, 2018, the balance of the aggregate debt discount was approximately $672,000 and $757,000, respectively. The Company’s interest expense associated with the amortization of debt discount amounted to $43,000 and $30,000 during the three months ended June 30, 2019 and 2018, respectively. The Company’s interest expense associated with amortization of the debt discount amounted to $85,000 and $56,000 during the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, the Company incurred interest expense of approximately $364,000 and $362,000, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred interest expense of approximately $714,000 and $5.0 million, respectively.

Due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at June 30, 2019 and December 31, 2018 is classified as current in these financial statements. CRG has not invoked the material adverse change clause.

6. Commitments and Contingencies

Lease Commitments

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease that originally were to expire in November 2019. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In connection with the facility lease, the landlord also provided incentives of $369,000 to the Company in the form of leasehold improvements. These amounts were reflected as deferred rent and are being amortized as a reduction to rent expense over the original term of the Company’s operating lease.

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities. The sublease agreement commenced on approximately December 1, 2017 and is scheduled to expire on November 15, 2019 (which is 15 days prior to the expiration of the facility lease). The sublessee pays a base rent of $82,410 per month. In addition to the base rent, the sublessee pays the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

Upon the adoption of Topic 842 on January 1, 2019, the Company recognized a right of use asset and a corresponding leasehold liability related to this lease of approximately $1.8 million, representing the present value of the remaining minimum lease payments as of that date. The asset was being reduced over the remaining period of the lease on a straight-line basis. The leasehold liability is being reduced as payments are made.

On April 1, 2019, we entered into an amendment to the lease which extended the lease term for an additional period of five years subsequent to the original expiration of November 30, 2019. As amended, the lease will expire on November 30, 2024. Under the terms of the amendment, we will be obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. This amendment does not extend the term of the lease with respect to the building being subleased.

In connection with the amendment the Company adjusted its right-of-use asset and lease liability to $6.0 million. As of the date of the amendment, the operating lease is included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For the three months ended June 30, 2019, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $314,000. Rent expense for the three months ended June 30, 2018 was approximately $480,000. For the six months ended June 30, 2019, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $806,000. Rent expense for the six months ended June 30, 2018 was approximately $960,000. Operating right-of-use asset amortization was approximately $219,000 for the six months ended June 30, 2019. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $179,000 as prepaid rent included in other assets on the condensed balance sheet as of June 30, 2019.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of June 30, 2019 (in thousands):

Year Ending December 31,
2019 (remaining six months of the year)	$912
2020	1,085
2021	1,123
2022	1,162
2023	1,203
Thereafter	1,138
6,623
Less: Imputed interest	(1,027)
Leasehold liability as of June 30, 2019	$5,596

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancellable commitments to suppliers for purchases totaling approximately $1.9 million as of June 30, 2019.

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

7. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 44,923 shares were issued and outstanding as of June 30, 2019.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3,800,000 in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $42.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series A preferred stock and any of the Company’s common stock issued upon conversion of the Series A preferred stock were subject to a lockup agreement through February 14, 2019. In January 2019, 2,945 additional shares were issued to CRG as payment of dividends accrued through December 31, 2018. As of June 30, 2019, 44,745 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $1.8 million during the six months ended June 30, 2019.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of December 31, 2018, there were 1,701 shares of Series B preferred stock outstanding. During the six months ended June 30, 2019, 1,523 of these shares converted into 380,750 shares of common stock and 178 shares of Series B preferred stock remained outstanding.

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

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. As of December 31, 2018, there were 2,170 shares of Series C preferred stock outstanding. During the six months ended June 30, 2019, all 2,170 of these shares were converted into 542,500 shares of common stock and no shares remained outstanding.

Common Stock

As of June 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 6,421,317 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor. As of June 30, 2019, there were warrants outstanding to purchase an aggregate of 5,380 shares of common stock with an exercise price of $5,040.00 per share. These warrants expire upon the earlier of September 2, 2019 or upon consummation of a change in control of the Company.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 1,797,900 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. The Company determined that the Series B Warrants should be classified as equity. As of June 30, 2019, Series B Warrants to purchase an aggregate of 1,768,850 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 216,618 shares of common stock, the Company issued warrants that provide for the purchase of 108,309 shares of common stock at $15.80 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of June 30, 2019 all of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 2,875,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 250 shares of common stock. The Company determined that the warrants should be classified as equity. As of December 31, 2018 all 28,750,000 of these warrants were outstanding. During the six months ended June 30, 2019, warrants were exercised for an aggregate of 1,998,160 shares of common stock with proceeds to the Company of approximately $8.0 million. As of June 30, 2019, warrants to purchase an aggregate of 876,840 shares of common stock remain outstanding.

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

As of June 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 27,593,789 and 47,575,393 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 3,300 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 4,225 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 300,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. On June 19, 2019, the Company’s stockholders approved an additional 800,000 increase to the 2015 Plan. As of June 30, 2019, 809,453 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrisic Value (in thousands)
Balance at December 31, 2018	7,954	$1,707.30	7.7	$—
Options granted	—
Options exercised	—
Options expired	(371)	2,863.83
Options forfeited	(103)	$1,876.54
Balance at June 30, 2019	7,480	$1,340.79	7.3	$—

Exercisable at June 30, 2019	7,193	$1,318.21	7.3	$—

Vested and expected to vest at June 30, 2019	7,480	$1,340.79	7.3	$—

There were no options exercised during the six months ended June 30, 2018. As of June 30, 2019, there was approximately $221,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 1.0 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and six month periods ended June 30, 2019 and 2018.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2018	294,066	$17.34	3.1
Awarded	18,500	$5.03	—
Released	(87)	$2,175.45	—
Forfeited	(15,072)	$21.90	—
Awards outstanding at June 30, 2019	297,407	$15.71	2.1

As of June 30, 2019, there was approximately $3.3 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.1 years. The 297,407 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $900,000. The Company used the closing market price of $3.03 per share at June 30, 2019, to determine the aggregate intrinsic value for the RSUs outstanding at that date. As of June 30, 2019 and 2018, the fair value of RSUs vested was approximately $565 and $1,900, respectively. There were no RSUs granted during the six months ended June 30, 2018.

 2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the six months ended June 30, 2019 totaled 7,596 shares. As of June 30, 2019, there were 8,411 shares reserved for issuance under the ODPP.

8. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three and six months ended June 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$40	$17	$87	$36
Research and development expenses	116	105	218	216
Selling, general and administrative expenses	360	519	704	1,008
	$516	$641	$1,009	$1,260

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $7.9 million in the year ended December 31, 2018 and $9.9 million in the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, our net loss and comprehensive loss was $27.6 million and $48.7 million, respectively. We have not been profitable since inception, and as of December 31, 2018, our accumulated deficit was $328.9 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 12,500 shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we were able to borrow up to $50.0 million on or before March 29, 2017, subject to certain terms and conditions. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016 under the Loan Agreement. Contingent on achievement of certain revenue milestones, among other conditions, we would have been eligible to borrow an additional $10.0 million, on or prior to March 29, 2017; however, we did not achieve the level of revenues required to borrow the final $10.0 million. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 870 shares of our common stock on September 22, 2015 at a price of $5,596.40 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect. We used the proceeds from the CRG borrowing and securities purchase to retire our outstanding principal and accrued interest with PDL Biopharma, or PDL, and to retire the principal and accrued interest underlying our outstanding promissory notes, or the notes.

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen and Company, or Cowen, through which we may, from time to time, issue and sell shares of common stock having an aggregate offering value of up to $50.0 million. The shelf registration statement also covers the resale of the shares sold to CRG. The registration statement was declared effective by the SEC on March 8, 2016. During the year ended December 31, 2016, we sold 2,737 shares of common stock through the “at-the-market” program at an average price of $1,947.40 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the year ended December 31, 2017, we sold 18,968 shares of common stock through the “at-the-market” program at an average price of $176.80 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. In addition, in August 2016 we completed a follow-on public offering of 24,644 shares of our common stock for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 24,644 shares include the exercise in full by the underwriters of their option to purchase an additional 3,214 shares of our common stock.

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

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 1,797,900 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A Preferred Stock is initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

 On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 216,618 shares of our common stock at an offering price of $16.425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 108,309 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3.0 million after deducting placement agent fees and other expenses payable by us and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $15.80 per share as a result. The warrants have an exercise price of $15.80 per share of our common stock and may be exercised from time to time beginning on January 17, 2019 and expire on July 16, 2021.

On November 1, 2018, we completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 870 shares of common stock held by CRG, which may be sold freely in the public market.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 6, 2019.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales and rentals of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. Our revenues were adversely affected by the product performance issues we have experienced with the previous version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017. For the three and six months ended June 30, 2019 and 2018, there were no customers that represented 10% or more of revenues.

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Revenues	$2,319	$2,058	$4,159	$3,867
Cost of revenues	1,599	2,169	3,066	3,584
Gross profit (loss)	720	(111)	1,093	283
Gross margin	31%	-5%	26%	7%
Operating expenses:
Research and development	1,335	1,159	2,749	2,936
Selling, general and administrative	4,091	4,444	8,077	8,944
Total operating expenses	5,426	5,603	10,826	11,880
Loss from operations	(4,706)	(5,714)	(9,733)	(11,597)
Interest income (expense), net	(274)	(312)	(542)	(4,951)
Other income (expense), net	329	227	569	468
Net loss and comprehensive loss	$(4,651)	$(5,799)	$(9,706)	$(16,080)

Comparison of Three Months Ended June 30, 2019 and 2018

Revenues.

For the three months ended June 30, 2019, revenue increased by 13% compared to the three months ended June 30, 2018, to $2.3 million. The increase primarily reflects the impact of additional sales of our Pantheris product following the release of a next-generation Pantheris in May 2018.

Cost of Revenues and Gross Margin.

Cost of revenues decreased by 26% to $1.6 million during the three months ended June 30, 2019, compared to $2.2 million during the three months ended June 30, 2018. The decrease in cost of revenues was primarily due to the decreased charges for inventory excess and obsolescence compared to the prior year period.

Gross margin for the three months ended June 30, 2019 increased to 31%, compared to (5%) in the three months ended June 30, 2018. The increase in gross margin was primarily due to the decreased charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended June 30, 2019 increased by 15% to $1.3 million, compared to $1.2 million during the three months ended June 30, 2018. The increase was primarily related to stock-based compensation charges.

Stock-based compensation expense within R&D totaled approximately $0.1 million and $0.1 million during the three months ended June 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended June 30, 2019 increased by 8% to $4.4 million, compared to $4.2 million during the three months ended June 30, 2018, primarily due to an increase in compensation expense from sales headcount additions.

Stock-based compensation expense within SG&A totaled approximately $0.3 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively.

Interest Income (Expense), Net.

Interest income (expense), net for the three months ended June 30, 2019 was flat compared to the three months ended June 30, 2018.

Other Income (Expense), Net.

Other income (expense), net primarily consists of sublease income and gains and losses resulting from the remeasurement of foreign exchange transactions.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenues.

For the six months ended June 30, 2019, revenue increased 8% compared to the six months ended June 30, 2018, to $4.2 million. The increase primarily reflects the impact of increased Pantheris Next-Generation sales in 2019 after the launch of the product in May 2018.

Cost of Revenues and Gross Margin.

Cost of revenues decreased $0.5 million, or 14%, to $3.1 million during the six months ended June 30, 2019, compared to $3.6 million during the six months ended June 30, 2018. This decrease was primarily attributable to lower charges for inventory excess and obsolescence in the six months ended June 30, 2019.

Gross margin for the six months ended June 30, 2019 increased to 26%, compared to 7% in the six months ended June 30, 2018. The increase in gross margin was primarily due to the lower charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expense for the six months ended June 30, 2019 decreased by 6% to $2.7 million, compared to $2.9 million during the six months ended June 30, 2018, primarily due to a decrease in project spending.

Stock-based compensation expense within R&D totaled approximately $0.2 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the six months ended June 30, 2019 decreased by 10% to $8.1 million, compared to $8.9 million during the six months ended June 30, 2018, primarily due to a decrease in personnel-related expenses including compensation expense and professional services expenses.

Stock-based compensation expense within SG&A totaled approximately $0.7 million and $1.0 million during the six months ended June 30, 2019 and 2018, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $4.4 million, to $0.5 million during the six months ended June 30, 2019, compared to an expense of $5.0 million during the six months ended June 30, 2018 due to the conversion of the CRG note (“CRG Conversion”) in February 2018.

Other Income (Expense), Net. Other income (expense), net primarily consists of sublease income and gains and losses resulting from the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $14.8 million and an accumulated deficit of $338.6 million, compared to cash and cash equivalents of $16.4 million and an accumulated deficit of $328.9 million as of December 31, 2018. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $14.8 million at June 30, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the fourth quarter of 2019. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

On February 3, 2016, we filed a universal shelf registration statement to offer up to $150.0 million of our securities and entered into an “at-the-market” program pursuant to a Sales Agreement with Cowen, as sales agent, through which we issued and sold common stock with an aggregate value of approximately $8.7 million between the registration statement’s effectiveness on March 8, 2016 and September 2017. During the year ended December 31, 2016, we sold 2,737 shares of common stock through the “at-the-market” program at an average price of $1,947.40 and raised net proceeds of $5.2 million, after payment of $0.2 million in commissions and fees to Cowen. During the year ended December 31, 2017, we sold 18,968 shares of common stock through the “at-the-market” program at an average price of $176.80 and raised net proceeds of $3.2 million, after payment of $0.1 million in commissions and fees to Cowen. In addition, in August 2016, we issued and sold 24,644 shares of our common stock in a follow-on public offering at a public offering price of $1,400.00 per share, for net proceeds of approximately $31.5 million after deducting underwriting discounts and commissions of approximately $2.4 million and other expenses of approximately $0.6 million. The 24,644 shares include the exercise in full by the underwriters of their option to purchase an additional 3,214 shares of our common stock.

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 1,797,900 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A Preferred Stock is initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

 On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 216,618 shares of our common stock at an offering price of $16.425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 108,309 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3.0 million after deducting placement agent fees and other expenses payable by us and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $15.80 per share as a result. The warrants have an exercise price of $15.80 per share of our common stock and may be exercised from time to time beginning on January 17, 2019 and expire on July 16, 2021.

On November 1, 2018, we completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 870 shares of common stock held by CRG, which may be sold freely in the public market.

During the six months ended June 30, 2019, we received proceeds of approximately $8.0 million from the issuance of 1,998,079 shares of common stock related to warrant exercises.

Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,615)	$(11,346)
Investing activities	(70)	(125)
Financing activities	8,029	16,226
Net increase (decrease) in cash and cash equivalents	$(1,656)	$4,755

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $9.6 million, consisting primarily of a net loss of $9.7 million and an increase in net operating assets of $2.2 million, offset by non-cash charges of $2.3 million. The increase in net operating assets was due to fluctuations in inventories, prepaid expenses, leasehold liability, accounts payable, accrued compensation and other accrued expenses, due to timing of payments and reduction of leasehold liability. The non-cash charges primarily consisted of depreciation and amortization of $428,000, stock-based compensation of $1.0 million and non-cash interest expense of $724,000.

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

 Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended June 30, 2019 was $0.1 million consisting of purchases of property and equipment of $88,000, offset by proceeds from the sale of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2018 was $0.1 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2019 of $8.0 million primarily relates to proceeds from warrant exercises.

Net cash provided by financing activities in the six months ended June 30, 2018 of $16.2 million primarily relates to proceeds from issuances of convertible preferred stock and common stock.

 Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements and we currently do not use any structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease of our facilities, our Loan Agreement with CRG and non-cancellable purchase commitments. The following table sets out, as of June 30, 2019, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years	Total
Non-cancellable purchase commitments	$1,837	$75	$—	$—	$1,912
CRG Loan	393	6,643	6,668	—	13,704
Operating lease obligations	1,452	2,247	2,407	517	6,623
	$3,682	$8,965	$9,075	$517	$22,239

The total CRG Loan amount, shown as borrowings on the balance sheet as of June 30, 2019, is $8.2 million. The contractual obligation in the table above of $13.7 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $1.5 million back-end fee to be paid in June 2023 on maturity of the CRG Loan.

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

On April 1, 2019, we entered into the Third Amendment to Lease with the Landlord (the “Third Amendment”), which amended the Lease to extend the lease term with respect to the 400 Building for a period of five years. As amended by the Third Amendment, the Lease, with respect to the 400 Building, will expire on November 30, 2024. Under the terms of the Third Amendment, we are obligated to pay approximately $5.8 million in base rent payments from December 2019 through November 2024. The Third Amendment does not extend the term of the Lease with respect to the 600 Building and, therefore, the Company’s lease of the 600 Building will terminate on November 30, 2019.

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

Credit Risk

As of June 30, 2019 and December 31, 2018, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of June 30, 2019 and December 31, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2019, we held 27 issued and allowed U.S. patents and had 24 U.S. utility patent applications and 1 PCT applications pending. As of June 30, 2019, we also had 54 issued and allowed patents outside of the United States. As of June 30, 2019, we had 45 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to an aggregate of $50.0 million of our securities, including common stock, preferred stock, depositary shares, warrants, debt securities, subscription rights, units or any combination of the foregoing. However, we may not be able to raise additional funds on favorable terms, or at all. In addition, due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. Further, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 870 shares of common stock held by CRG, which may be sold freely in the public market.

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

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our common stock.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock continues to be listed on NASDAQ, our common stock will be a covered security. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

On June 19, 2019, the Company's stockholders approved an additional 800,000 increase to the 2015 Plan along with other changes described in the Company's proxy statement relating to the Company's 2019 annual meeting. The 2015 Plan, as amended and restated, is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

3.1(2)	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc.

10.1(1)	Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC.

10.2	Amended and Restated 2015 Equity Incentive Plan

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019, and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: August 8, 2019	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)