Form 10-Q
period 2019-09-30
Avinger Inc
filed 2019-11-05
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,351,959.

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14,461	$16,410
Accounts receivable, net of allowance for doubtful accounts of $185 and $260 at September 30, 2019 and December 31, 2018, respectively	1,301	1,154
Inventories	4,112	3,422
Prepaid expenses and other current assets	489	635
Total current assets	20,363	21,621

Right of use asset	5,192	—
Property and equipment, net	1,873	2,078
Other assets	579	—
Total assets	$28,007	$23,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$919	$1,148
Accrued compensation	1,189	1,197
Accrued expenses and other current liabilities	681	1,449
Leasehold liability, current portion	855	—
Borrowings	8,578	7,486
Preferred stock dividends payable	2,685	2,918
Total current liabilities	14,907	14,198
Leasehold liability, long-term portion	4,337	—
Other long-term liabilities	9	41
Total liabilities	19,253	14,239

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at September 30, 2019 and December 31, 2018;
Shares issued and outstanding: 44,923 and 45,671 at September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $47,430 and $44,718 at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at September 30, 2019 and December 31, 2018;
Shares issued and outstanding: 10,342,179 and 3,492,200 at September 30, 2019 and December 31, 2018, respectively	10	3
Additional paid-in capital	351,958	338,342
Accumulated deficit	(343,214)	(328,885)
Total stockholders’ equity	8,754	9,460
Total liabilities and stockholders’ equity	$28,007	23,699

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$2,410	$2,020	$6,569	$5,887
Cost of revenues	1,563	1,477	4,629	5,061
Gross profit	847	543	1,940	826
Operating expenses:
Research and development	1,371	1,404	4,120	4,340
Selling, general and administrative	4,091	4,499	12,168	13,443
Total operating expenses	5,462	5,903	16,288	17,783
Loss from operations	(4,615)	(5,360)	(14,348)	(16,957)
Interest income	70	54	242	137
Interest expense	(377)	(324)	(1,091)	(5,358)
Other income net	299	242	868	710
Net loss and comprehensive loss	(4,623)	(5,388)	(14,329)	(21,468)
Accretion of preferred stock dividends	(895)	(836)	(2,685)	(2,082)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	—	(5,216)
Net loss attributable to common stockholders	$(5,518)	$(6,224)	$(17,014)	$(28,766)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(5.56)	$(2.75)	$(43.00)
Weighted average common shares used to compute net loss per share, basic and diluted	7,900	1,119	6,189	669

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	44,923	$—	6,421,317	$6	$348,505	$(338,591)	$9,920
Issuance of common stock under officers and directors purchase plan	—	—	10,947	—	18	—	18
Issuance of common stock upon vesting of restricted stock units	—	—	96,356	—	—	—	—
Employee stock-based compensation	—	—	—	—	523	—	523
Issuance of common stock in August public offering, net of commissions and issuance costs	—	—	3,813,559	4	3,807	—	3,811
Accretion of Series A Preferred Stock dividends	—	—	—	—	(895)	—	(895)
Net and comprehensive loss	—	—	—	—	—	(4,623)	(4,623)
Balance at September 30, 2019	44,923	$—	10,342,179	$10	$351,958	$(343,214)	$8,754

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at June 30, 2018	43,501	$—	930,587	$1	$323,991	$(317,400)	$6,592
Employee stock-based compensation	—	—	—	—	768	—	768
Issuance of common stock in July public offering, net of commissions and issuance costs	—	—	216,618	—	3,021	—	3,021
Issuance of common stock under officers’ and directors’ purchase plan	—	—	209		5	—	5
Accretion of Series A Preferred Stock dividends	—	—	—	—	(836)	—	(836)
Issuance of common stock to a vendor	—	—	8,000	—	—	—	—
Net and comprehensive loss	—	—	—	—	—	(5,388)	(5,388)
Balance at September 30, 2018	43,501	$—	1,155,414	$1	$326,949	$(322,788)	$4,162

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	45,671	$—	3,492,200	$3	$338,342	$(328,885)	$9,460
Issuance of common stock under officers and directors purchase plan	—	—	18,735	—	54	—	54
Issuance of common stock upon vesting of restricted stock units			96,356	—	—	—	—
Employee stock-based compensation	—	—	—	—	1,532	—	1,532
Exercises of warrants for common stock	—	—	1,998,079	2	7,991	—	7,993
Issuance of common stock in August public offering, net of commissions and issuance costs	—	—	3,813,559	4	3,807	—	3,811
Conversion of Series B Preferred Stock into common stock	(1,523)	—	380,750	—	—	—	—
Conversion of Series C Preferred Stock into common stock	(2,170)	—	542,500	1	(1)	—	—
Issuance of Series A Preferred stock to pay dividends	2,945	—	—	—	2,918	—	2,918
Accretion of Series A Preferred Stock dividends	—	—	—	—	(2,685)	—	(2,685)
Net and comprehensive loss	—	—	—	—	—	(14,329)	(14,329)
Balance at September 30, 2019	44,923	$—	10,342,179	$10	$351,958	$(343,214)	$8,754

	Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
Balance at December 31, 2017	—	$—	83,359	$—	$265,630	$(301,320)	$(35,690)
Issuance of common stock	—	—	4,220	—	337	—	337
Employee stock-based compensation	—	—	—	—	2,027	—	2,027
Exercises of warrants for common stock	—	—	29,050	—	581	—	581
Issuance of common stock in July public offering, net of commissions and issuance costs	—	—	216,618	—	3,021	—	3,021
Conversion of CRG into Series A Preferred Stock	41,800	—	—	—	41,800	—	41,800
Issuance of Series B Preferred Stock, net of commissions and issuance costs	17,979	—	—	—	15,525	—	15,525
Conversion of Series B Preferred Stock into common stock	(16,278)	—	813,958	1	(1)	—	—
Accretion of Series A Preferred Stock dividends	—	—	—	—	(2,082)	—	(2,082)
Issuance of common stock under officers and directors purchase plan	—	—	209	—	5	—	5
Issuance of common stock to a vendor	—	—	8,000	—	106	—	106
Net and comprehensive loss	—	—	—	—	—	(21,468)	(21,468)
Balance at September 30, 2018	43,501	$—	1,155,414	$1	$326,949	$(322,788)	$4,162

See accompanying notes

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(14,329)	$(21,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	654	735
Amortization of debt issuance costs and debt discount	129	87
Stock-based compensation	1,532	2,028
Noncash interest expense and other charges	1,146	5,330
Common stock to be issued for services	—	106
Provision for doubtful accounts receivable	—	45
Gain on sale of property and equipment	—	(28)
Provision for excess and obsolete inventories	80	630
Changes in operating assets and liabilities:
Accounts receivable	(147)	(378)
Other long-term assets	427	104
Inventories	(1,149)	776
Prepaid expenses and other current assets	(59)	(91)
Accounts payable	(229)	297
Accrued compensation	(8)	123
Leasehold liability	(984)	—
Accrued expenses and other current liabilities	(768)	(2,618)
Other long-term liabilities and accrued interest	(32)	(115)
Net cash used in operating activities	(13,737)	(14,437)

Cash flows from investing activities
Purchases of property and equipment	(88)	(411)
Proceeds from sale of property and equipment	18	28
Net cash used in investing activities	(70)	(383)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	15,534
Proceeds from the issuance of common stock related to warrant exercises	7,993	581
Proceeds from the issuance of common stock in public offerings, net of issuance costs	3,811	3,539
Proceeds from the issuance of common stock under officers and directors purchase plan	54	—
Payment of debt discount in connection with loan amendment	—	(155)
Payment of accrued interest	—	(60)
Net cash provided by financing activities	11,858	19,439

Net change in cash and cash equivalents	(1,949)	4,619
Cash and cash equivalents, beginning of period	16,410	5,389
Cash and cash equivalents, end of period	$14,461	$10,008

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$60

Noncash investing and financing activities:
Conversion of CRG loan principal into Series A Preferred Stock	$—	$38,000
Accretion of Series A Preferred Stock dividends	$2,685	$2,082
Issuance of Series A Preferred Stock as dividend payment	$2,918	$—
Reclassification of right of use asset to prepaid rent	$358	$—
Increase to right of use asset and leasehold liability arising from lease amendment	$4,680	$—
Transfers between inventory and property and equipment	$380	$103
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	$—	$5,216

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. In May 2018, the Company also received 510(K) clearance from the FDA for its next-generation of Pantheris. In April 2019, the Company further received FDA clearance for Pantheris SV, a lower profile Pantheris, and commenced sales in August 2019. The Company has sales in the U.S. and select international markets. The Company is located in Redwood City, California.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of $343.2 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $14.5 million at September 30, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the second quarter of 2020. Even though we received net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, net proceeds of $10.2 million from the sale of our Series C Preferred Stock and common stock in our November 2018 offering, net proceeds of $3.0 million from the sale of common stock and warrants in our July 2018 offering, net proceeds of $15.5 million from the sale of our Series B preferred stock and warrants in our February 2018 offering, and proceeds from issuance of common stock upon the exercise of warrants in the nine months ended September 30, 2019 of $8.0 million, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in the Company’s stock price, any financing that we undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at September 30, 2019 and December 31, 2018 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

Public Offerings

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 1,797,900 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A Preferred Stock is initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 216,618 shares of our common stock at an offering price of $16.425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 108,309 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3.0 million after deducting placement agent fees and other expenses payable by us. The warrants have an exercise price of $15.80 per share of our common stock and expire on July 16, 2021.

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

On August 26, 2019, we completed a public offering of 3,813,559 shares of common stock at an offering price of $1.18 per share. As a result, we received net proceeds of approximately $3.8 million after underwriting discounts, commissions, legal and accounting fees and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $1.18 per share as a result.

 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or for any other interim period or for any future year. The December 31, 2018 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2019 and December 31, 2018. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, using level 1 inputs, based on quoted market prices. As of September 30, 2019 and December 31, 2018, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity (deficit). There were no unrealized gains and losses as of September 30, 2019 and December 31, 2018. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2019 and December 31, 2018.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At September 30, 2019 and December 31, 2018, there were no customers that represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2019 and 2018, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial conditions of customers would have a negative impact on the Company’s financial position and results of operations.

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

The Company estimates reductions in revenue for potential returns of products by customers. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of its products. The Company expenses shipping and handling costs as incurred and includes them in the cost of revenues. When the Company bills shipping and handling costs to customers, such amounts billed are included as a component of revenue.

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

Balance at December 31, 2018	$272
Warranty provision	70
Usage/release	(128)
Balance at September 30, 2019	$214

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of September 30, 2019 and December 31, 2018, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(5,518)	$(6,224)	$(17,014)	$(28,766)
Weighted average common stock outstanding	7,900	1,119	6,189	669
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(5.56)	$(2.75)	$(43.00)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock warrant equivalents	2,757,741	1,867,226	3,346,568	1,511,832
Common stock options	7,444	8,472	7,596	7,246
Convertible preferred stock	44,923	4,450	45,046	3,969
Unvested restricted stock units	371,651	84,848	316,575	374
	3,181,759	1,964,996	3,715,785	1,523,421

 Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment. For the three months ended September 30, 2019 and 2018, 96% and 94%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer. For the nine months ended September 30, 2019 and 2018, 94% and 94%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The guidance became effective for us beginning in the first quarter of 2019 and was required to be adopted using a modified retrospective approach. The Company adopted this guidance on January 1, 2019. This adoption resulted in the recognition of a right of use asset and a corresponding leasehold liability related to the Company’s building lease on the balance sheet of approximately $1.8 million with no material impact on the statements of operations and comprehensive loss. To maintain comparability between periods, the Company reclassified sublease payments received of approximately $240,000 and $720,000 that were netted against rent expense in the three and nine months ended September 30, 2018 to other income on the condensed statement of operations and comprehensive loss. In addition, the Company elected to take advantage of the available practical expedients.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this guidance on July 1, 2018 and such adoption did not have a material impact on the Company’s financial statements.

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

As of September 30, 2019 and December 31, 2018, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of September 30, 2019 and December 31, 2018, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2019 and 2018.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$1,898	$2,102
Work-in-process	544	158
Finished products	1,670	1,162
Total inventories	$4,112	$3,422

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

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the original Loan Agreement included a covenant that the Company maintain a minimum of $5,000,000 of cash and certain cash equivalents, and the Company had to achieve certain minimum revenues. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change.

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

●	provide CRG with board observer rights.

As of September 30, 2019, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2019, principal, final facility fee and PIK payments due under the Loan Agreement are as follows (in thousands):

Year Ending December 31,
2019 (remaining three months of the year)	$—
2020	799
2021	3,403
2022	5,522
2023	3,981
13,705
Less: Amount of PIK additions and final facility fee to be accreted subsequent to September 30, 2019	(4,497)
Less: Amount representing debt financing costs	(630)
Borrowings, as of September 30, 2019	$8,578

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2019 and December 31, 2018, the balance of the aggregate debt discount was approximately $630,000 and $757,000, respectively. The Company’s interest expense associated with the amortization of debt discount amounted to $42,000 and $30,000 during the three months ended September 30, 2019 and 2018, respectively, and $127,000 and $84,000 during the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, the Company incurred interest expense of approximately $377,000 and $362,000, respectively, and for the nine approximately $1.1 million and $5.4 million, respectively.

Due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at September 30, 2019 and December 31, 2018 is classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

In connection with the amendment the Company adjusted its right-of-use asset and lease liability to $6.0 million. As of the date of the amendment, the operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.

For the three and nine months ended September 30, 2019, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $314,000 and $1.1 million, respectively. Rent expense for the three and nine months ended September 30, 2018 was approximately $481,000 and $1.4 million, respectively. Operating right-of-use asset amortization for the three and nine months ended September 30, 2019 was approximately $225,000 and $444,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $358,000 as prepaid rent included in other assets on the condensed balance sheet as of September 30, 2019.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of September 30, 2019 (in thousands):

Year Ending December 31,
2019 (remaining three months of the year)	$418
2020	1,085
2021	1,123
2022	1,162
2023	1,203
Thereafter	1,138
6,128
Less: Imputed interest	(937)
Leasehold liability as of September 30, 2019	$5,192

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

7. Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 44,923 shares were issued and outstanding as of September 30, 2019.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019, 2,945 additional shares were issued to CRG as payment of dividends accrued through December 31, 2018. As of September 30, 2019, 44,745 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $895,000 and $836,000 during the three months ended September 30, 2019 and 2018, respectively, and $2.7 million and $2.1 million during the nine months ended September 30, 2019 and 2018, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of December 31, 2018, there were 1,701 shares of Series B preferred stock outstanding. During the nine months ended September 30, 2019, 1,523 of these shares converted into 380,750 shares of common stock and 178 shares of Series B preferred stock remained outstanding.

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

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. As of December 31, 2018, there were 2,170 shares of Series C preferred stock outstanding. During the nine months ended September 30, 2019, all 2,170 of these shares were converted into 542,500 shares of common stock and no shares remained outstanding.

Common Stock

As of September 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 10,342,179 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor. As of June 30, 2019, there were warrants outstanding to purchase an aggregate of 5,380 shares of common stock with an exercise price of $5,040.00 per share. These warrants expired on September 2, 2019.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 1,797,900 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. The Company determined that the Series B Warrants should be classified as equity. As of September 30, 2019, Series B Warrants to purchase an aggregate of 1,768,850 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 216,618 shares of common stock, the Company issued warrants that provide for the purchase of 108,309 shares of common stock at $15.80 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of September 30, 2019 all of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 2,875,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 250 shares of common stock. The Company determined that the warrants should be classified as equity. As of December 31, 2018 all 28,750,000 of these warrants were outstanding at a conversion rate of ten warrants for each share of common stock. During the nine months ended September 30, 2019, warrants were exercised for an aggregate of 1,998,079 shares of common stock with proceeds to the Company of approximately $8.0 million. As of September 30, 2019, warrants to purchase an aggregate of 876,840 shares of common stock remain outstanding.

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

As of September 30, 2019 and December 31, 2018, warrants to purchase an aggregate of 2,753,999 and 4,757,539 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 3,300 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 4,225 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 300,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. On June 19, 2019, the Company’s stockholders approved an additional 800,000 increase to the 2015 Plan. As of September 30, 2019, 68,954 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrisic Value
Balance at December 31, 2018	7,954	$1,707.30	7.69	$—
Options expired	(433)	3,015.01
Options forfeited	(105)	$1,929.52
Balance at September 30, 2019	7,416	$1,316.32	7.05	$—

Exercisable at September 30, 2019	7,181	$1,300.40	7.05	$—

Vested and expected to vest at September 30, 2019	7,416	$1,316.32	7.05	$—

There were no options exercised during the nine months ended September 30, 2019. As of September 30, 2019, there was approximately $142,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 1.0 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and nine month periods ended September 30, 2019 and 2018.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2018	294,066	$17.34	3.1
Awarded	764,151	$1.24
Released	(96,444)	$17.86
Forfeited	(20,205)	$20.46
Awards outstanding at September 30, 2019	941,568	$4.15	2.0

As of September 30, 2019, there was approximately $3.6 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.0 years. The 941,568 outstanding non-vested and expected to vest RSUs have an aggregate intrinsic value of approximately $782,000. The Company used the closing market price of $0.83 per share at September 30, 2019, to determine the aggregate intrinsic value for the RSUs outstanding at that date. For the nine months ended September 30, 2019 and 2018, the fair value of RSUs vested was approximately $110,000 and $1,000, respectively. For the nine months ended September 30, 2018, the weighted average grant date fair value of RSUs granted was $15.80.

 2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019, the Board of Directors approved an additional 40,000 shares to be made available under the ODPP. Common stock issued under the ODPP during the nine months ended September 30, 2019 totaled 18,543 shares. As of September 30, 2019, there were 37,056 shares reserved for issuance under the ODPP.

8. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three and nine months ended September 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$40	$20	$128	$56
Research and development expenses	122	137	339	353
Selling, general and administrative expenses	361	611	1,065	1,619
	$523	$768	$1,532	$2,028

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 6, 2019.

Overview

We are a commercial-stage medical device company that designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market. We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, the Company also received 510(K) clearance from the FDA for its current next-generation version of Pantheris. In April 2019, the Company received 510(K) clearance from the FDA for its Pantheris SV, a lower profile Pantheris, and commenced sales in August 2019. The Company has sales in the U.S. and select international markets. The Company is located in Redwood City, California. We also offer the Wildcat and Kittycat 2 catheters, which are used for crossing CTOs but do not contain on-board imaging technology.

We completed development of our next-generation Pantheris which we believe represents a significant improvement over our prior product. Our next-generation Pantheris includes new features and design improvements to the handle, shaft, balloon and nose cone that we believe improves usability and reliability. Our next-generation Pantheris received CE Marking approval in December 2017 and was cleared by the FDA in May 2018. The next-generation Pantheris is available for commercial sale in the EU and United States. In addition, in April 2019 we obtained FDA 510(K) clearance of a next-generation version of our Pantheris atherectomy device, Pantheris SV, a lower profile Pantheris. Pantheris SV is available for commercial sale in the EU and United States. The lower profile Pantheris has a smaller diameter and longer length that we believe will optimize it for use in smaller vessels.

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

In addition to commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $7.9 million in the year ended December 31, 2018 and $9.9 million in the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, our net loss and comprehensive loss was $27.6 million and $48.7 million, respectively. We have not been profitable since inception, and as of September 30, 2019, our accumulated deficit was $343.2 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 12,500 shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

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

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 1,797,900 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A Preferred Stock is initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

 On July 12, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of 216,618 shares of our common stock at an offering price of $16.425 per share. In a concurrent private placement, or the Private Placement, we agreed to issue to these investors warrants exercisable for one share of our common stock for each two shares purchased in the registered direct offering, which equals an aggregate of 108,309 shares of common stock. The closing of such registered direct offering and the concurrent Private Placement occurred on July 16, 2018, in connection with which we received net proceeds of approximately $3.0 million after deducting placement agent fees and other expenses payable by us. The warrants have an exercise price of $15.80 per share of our common stock and may be exercised from time to time beginning on January 17, 2019 and expire on July 16, 2021.

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 870 shares of common stock held by CRG, which may be sold freely in the public market. Under the Shelf Registration Statement, on August 26, 2019, we completed a public offering of 3,813,559 shares of common stock at an offering price of $1.18 per share. As a result, we received net proceeds of approximately $3.8 million after underwriting discounts, commissions, legal and accounting fees and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $1.18 per share as a result.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 6, 2019.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales and rentals of our Lightbox console and sales of our various PAD catheters, as well as related services in the United States and select international markets. Our revenues were adversely affected by the product performance issues we have experienced with the previous version of Pantheris as well as our strategic decision to reduce the size of our sales force in April 2017 and September 2017. For the three and nine months ended September 30, 2019 and 2018, there were no customers that represented 10% or more of revenues.

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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Revenues	$2,410	$2,020	$6,569	$5,887
Cost of revenues	1,563	1,477	4,629	5,061
Gross profit (loss)	847	543	1,940	826
Gross margin	35%	27%	30%	14%
Operating expenses:
Research and development	1,371	1,404	4,120	4,340
Selling, general and administrative	4,091	4,499	12,168	13,443
Total operating expenses	5,462	5,903	16,288	17,783
Loss from operations	(4,615)	(5,360)	(14,348)	(16,957)
Interest income (expense), net	(307)	(270)	(849)	(5,221)
Other income (expense), net	299	242	868	710
Net loss and comprehensive loss	$(4,623)	$(5,388)	$(14,329)	$(21,468)

Comparison of Three Months Ended September 30, 2019 and 2018

Revenues.

Revenues increased by 19% to $2.4 million for the three months ended September 30, 2019, compared to $2.0 million for the three months ended September 30, 2018. The increase in revenues was primarily due to increased sales of our Pantheris product following the limited and commercial release of our Pantheris SV device in the third quarter of 2019.

Cost of Revenues and Gross Margin.

Cost of revenues increased by 6% to $1.6 million for the three months ended September 30, 2019, compared to $1.5 million for the three months ended September 30, 2018. The increase in cost of revenues was primarily due to the increase in revenues compared to the prior year period.

Gross margin 2019 increased to 35% for the three months ended September 30, compared to 27% in the three months ended September 30, 2018. The increase in gross margin was primarily due to the increase in revenues and higher facility utilization compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expenses were flat, at $1.4 million for the three months ended September 30, 2019 and 2018.

Stock-based compensation expense within R&D totaled approximately $0.1 million during both of the three months ended September 30, 2019 and 2018.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expenses decreased by 9% to $4.1 million for the three months ended September 30, 2019, compared to $4.5 million during the three months ended September 30, 2018. The decrease was primarily due to lower professional services expenses.

Stock-based compensation expense within SG&A totaled approximately $0.4 million and $0.6 million during the three months ended September 30, 2019 and 2018, respectively.

Interest Income (Expense), Net.

Interest income (expense), net for the three months ended September 30, 2019 was flat compared to the three months ended September 30, 2018.

Other Income (Expense), Net.

Other income (expense), net primarily consists of sublease income and gains and losses resulting from the remeasurement of foreign exchange transactions.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenues.

For the nine months ended September 30, 2019, revenue increased 12% to $6.6 million compared to $5.9 million for the nine months ended September 30, 2018. The increase in revenues was primarily due to additional sales of our Pantheris Next-Generation device in 2019 after commercial release in May 2018 and higher sales of our Pantheris SV device following the limited and commercial release in the third quarter of 2019.

Cost of Revenues and Gross Margin.

Cost of revenues decreased 9% to $4.6 million for the nine months ended September 30, 2019, compared to $5.1 million during the nine months ended September 30, 2018. The decrease in cost of revenues was primarily due to lower charges for inventory excess and obsolescence relating to our consoles in the nine months ended September 30, 2019.

Gross margin for the nine months ended September 30, 2019 increased to 30%, compared to 14% in the nine months ended September 30, 2018. The increase in gross margin was primarily due to the lower charges for inventory excess and obsolescence compared to the prior year period.

Research and Development Expenses (“R&D”).

R&D expenses decreased by 5% to $4.1 million for the nine months ended September 30, 2019, compared to $4.3 million during the nine months ended September 30, 2018. The decrease was primarily due to lower project related expenses associated with development activities.

Stock-based compensation expense within R&D totaled approximately $0.3 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expenses decreased by 9% to $12.2 million for the nine months ended September 30, 2019, compared to $13.4 million during the nine months ended September 30, 2018. The decrease was primarily due to lower personnel-related expenses including compensation expense and professional services expenses.

Stock-based compensation expense within SG&A totaled approximately $1.1 million and $1.6 million during the nine months ended September 30, 2019 and 2018, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased $4.4 million to $0.8 million during the nine months ended September 30, 2019, compared to an expense of $5.2 million during the nine months ended September 30, 2018. The decrease was due to the conversion of the CRG note (“CRG Conversion”) in February 2018 that decreased the debt outstanding.

Other Income (Expense), Net. Other income (expense), net primarily consists of sublease income and gains and losses resulting from the remeasurement of foreign exchange transactions.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $14.5 million and an accumulated deficit of $343.2 million, compared to cash and cash equivalents of $16.4 million and an accumulated deficit of $328.9 million as of December 31, 2018. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $14.5 million at September 30, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the second quarter of 2020. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

On February 16, 2018, we completed a public offering of 17,979 shares of Series B preferred stock and warrants to purchase 1,797,900 shares of common stock. As a result, we received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. Each share of Series B preferred stock is accompanied by one Series 1 warrant that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one Series 2 warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of our Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. In addition, pursuant to the Series A Purchase Agreement, we issued to CRG 41,800 shares of Series A preferred stock at the closing of the Series B Offering. The Series A preferred stock was issued in exchange for the conversion of $38.0 million of the outstanding principal amount of their senior secured term loan (plus the back-end fee and prepayment premium applicable thereto), totaling approximately $41.8 million. The Series A Preferred Stock is initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement.

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 870 shares of common stock held by CRG, which may be sold freely in the public market. Under the Shelf Registration Statement, on August 26, 2019, we completed a public offering of 3,813,559 shares of common stock at an offering price of $1.18 per share. As a result, we received net proceeds of approximately $3.8 million after underwriting discounts, commissions, legal and accounting fees.

During the nine months ended September 30, 2019, we received proceeds of approximately $8.0 million from the issuance of 1,998,079 shares of common stock related to warrant exercises.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,737)	$(14,437)
Investing activities	(70)	(383)
Financing activities	11,858	19,439
Net increase (decrease) in cash and cash equivalents	$(1,949)	$4,619

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $13.7 million, consisting primarily of a net loss of $14.3 million and an increase in net operating assets of $3.0 million, offset by non-cash charges of $3.5 million. The increase in net operating assets was due to fluctuations in inventories, prepaid expenses, other assets, leasehold liability, accounts payable, accrued compensation and other accrued expenses, due to timing of payments and reduction of leasehold liability. The non-cash charges primarily consisted of depreciation and amortization of $0.8 million, stock-based compensation of $1.5 million and non-cash interest expense of $1.1 million.

Net cash used in operating activities for the nine months ended September 30, 2018 was $14.4 million, consisting primarily of a net loss of $21.5 million and an increase in net operating assets of $2.2 million, offset by non-cash charges of $8.9 million. The decrease in net operating assets was due to a decrease in other liabilities related to the payment of litigation settlement expense of $1.8 million, assigned interest to PDL, partially offset by fluctuations in inventories, accounts receivable, prepaid expenses and accounts payable, due to timing of payments. The non-cash charges primarily consisted of depreciation and amortization of $0.8 million, stock-based compensation of $2.0 million, non-cash interest expense of $5.3 million and an increased reserve for excess and obsolete inventories of $0.6 million.

 Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2019 was $70,000 consisting of purchases of property and equipment of $88,000, offset by proceeds from the sale of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2018 was $0.4 million consisting of purchases of property and equipment offset by $28,000 of proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2019 of $11.9 million primarily relates to proceeds of $8.0 million from warrant exercises and proceeds of $3.8 million from issuance of common stock in a public offering.

Net cash provided by financing activities in the nine months ended September 30, 2018 of $19.4 million primarily relates to proceeds from issuances of convertible preferred stock of $15.5 million and common stock of $3.5 million and warrant exercises of $0.6 million.

 Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements and we currently do not use any structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease of our facilities, our Loan Agreement with CRG and non-cancellable purchase commitments. The following table sets out, as of September 30, 2019, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years	Total
Non-cancellable purchase commitments	$1,601	$463	$7	$—	$2,071
CRG Loan	595	7,804	5,305	—	13,704
Operating lease obligations	1,230	2,266	2,427	205	6,128
	$3,426	$10,533	$7,739	$205	$21,903

The total CRG Loan amount, shown as borrowings on the condensed balance sheet as of September 30, 2019, is $8.6 million, which includes contra-debt amounts relating to debt discount and debt issuance costs that are being amortized. The contractual obligation in the table above of $13.7 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $1.5 million back-end fee to be paid in June 2023 on maturity of the CRG Loan which is being accreted.

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

Credit Risk

As of September 30, 2019 and December 31, 2018, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of September 30, 2019 and December 31, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. We received 510(k) clearance from the FDA, for commercialization of Pantheris in October 2015, an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select international markets promptly thereafter. Our current next-generation version of Pantheris received FDA clearance in May 2018. Our Pantheris SV received FDA clearance in April 2019 and commenced sales in August 2019. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2 and Pantheris are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of our next-generation Pantheris and Pantheris SV and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018 and FDA clearance to market Pantheris SV in April 2019 and those versions of Pantheris became or will become commercially available in the United States and select international markets promptly thereafter. As such acceptance among physicians of these products may not increase or may decline.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2019, we held 29 issued and allowed U.S. patents and had 27 U.S. utility patent applications and 1 PCT applications pending. As of September 30, 2019, we also had 54 issued and allowed patents outside of the United States. As of September 30, 2019, we had 44 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

In March 2019, we successfully transferred all current product certificates from BSI-UK to BSI-Netherlands in anticipation of a no-deal Brexit. Our products currently CE marked and distributed in the EU will be subject to the new EU MDR regulations (replacing the current MDD) starting in May 2020 with a transitional period extending to May 27, 2024 or the length of the currently issued Notified Body certification, whichever comes first. While we have multiple ongoing efforts to update our Quality Management System and product Technical Documentation to be fully compliant with the new requirements and intend to be certified to MDR before the deadline, (as required by our Notified Body BSI) during the transition period, and until such time as we are fully certified to the new MDR, we will be highly limited in our ability to make significant product changes to existing design and intended purposes of products (EU only) and/or will be unable to launch new products in the EU. If we do not become fully certified, such limitations could harm our business, financial condition and operating results.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market Pantheris and Pantheris SV, our image-guided atherectomy devices, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. We obtained 510(k) clearance for our next-generation Pantheris in May 2018 and for Pantheris SV in April 2019 and we are currently selling both of these devices. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

●	criminal prosecution.

●	potential delay in the commercialization of products.

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

The continued listing requirements in Nasdaq Marketplace Rule 5550(a)(2) requires issuers to maintain a minimum bid price of at least $1.00 per share. The trading price of our common stock has closed below $1.00 each trading day since September 25, 2019. As of the date hereof, we have not received any notice from Nasdaq that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2). If we fail to comply with Rule 5550(a)(2), Nasdaq may delist our common stock from trading on its exchange.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1	Amended and Restated Officer and Director Share Purchase Plan

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Avinger, Inc.
(Registrant)

Date: November 5, 2019	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)