Form 10-K
period 2019-12-31
Avinger Inc
filed 2020-03-06
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

(650) 241-7900

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	AVGR	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date, was approximately $19.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 2, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 16,813,398.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our clinical studies, including our INSIGHT trial, and plans to conduct further clinical studies;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by FDA, for enhanced versions of Pantheris and Ocelot;

●	the expected timing of 510(k) submission to FDA, and associated marketing clearances by FDA, for additional versions of Pantheris and Ocelot;

●	the expected growth in our business and our organization;

●

our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris and Ocelot to qualify for reimbursement codes used by other atherectomy products;

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

We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, the Company also received 510(k) clearance from the FDA for its current next-generation version of Pantheris. In April 2019, the Company received 510(k) clearance from the FDA for its Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. The Pantheris SV has a smaller diameter and longer length that we believe will optimize it for its targeted use. We also offer the Wildcat family of catheters, which are used for crossing CTOs but do not contain on-board imaging technology. We generate sales of these devices in the U.S. and in select international markets. We are located in Redwood City, California.

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

We believe our Lumivascular platform is the only technology that offers real-time visualization of the inside of the artery during PAD treatment through the use of optical coherence tomography, or OCT, a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding damage to healthy portions of the artery.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) submission to the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION allows us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we worked with 18 of the VISION sites to re-solicit consent from previous clinical trial patients in order for them to evaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites was completed in May 2017, and we released the final 12- and 24-month results for a total of 89 patients in July 2017. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations.

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and is expected to continue through 2020. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the trial is fully enrolled and follow-up data through six months are available and analyzed.

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

We have assembled a team with extensive medical device development and commercialization capabilities. In addition to the commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $10.7 million in 2015, $19.2 million in 2016, $9.9 million in 2017, $7.9 million in 2018, and $9.1 million in 2019. The growth experienced in 2019 is largely due to our next generation Pantheris and the launch of Pantheris SV.

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

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
PRODUCTS
Lightbox (1)	OCT Imaging	N/A	FDA Cleared CE Marking	November 2012 September 2011
Pantheris SV (small vessel) (2)	Atherectomy	140cm, 6F	FDA Cleared CE Marking	April 2019 October 2018
Pantheris (next-generation) (3)	Atherectomy	110cm, 7F	FDA Cleared CE Marking	May 2018 December 2017
Ocelot(4)	CTO Crossing	110cm, 6F	FDA Cleared CE Marking	November 2012 September 2011
Ocelot MVRX(4)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL(4)	CTO Crossing	135/150cm, 5F	FDA Cleared CE Marking	December 2012 October 2012

PIPELINE PRODUCTS
Ocelaris(4)	CTO Crossing	140cm, 5F	CE Marking	December 2019

(1)	Lightbox is cleared for use with compatible Avinger products.

(2)

The Pantheris SV system is intended to remove plaque (atherectomy) from partially occluded vessels in the peripheral vasculature with a reference diameter of 2.0 mm to 4.0 mm, using OCT-assisted orientation and imaging. The system is an adjunct to fluoroscopy by providing images of vessel lumen, wall structures and vessel morphologies. The Pantheris SV System is contraindicated for use in the iliac, coronary, cerebral, renal or carotid vasculature.

(3)

The Pantheris system is intended to remove plaque (atherectomy) from partially occluded vessels in the peripheral vasculature with a reference diameter of 3.0 mm to 7.0 mm, using OCT-assisted orientation and imaging. The system is an adjunct to fluoroscopy by providing images of vessel lumen, wall structures and vessel morphologies. The Pantheris System is contraindicated for use in the iliac, coronary, cerebral, renal or carotid vasculature.

(4)

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

NON-IMAGING PRODUCTS

Name	Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
Wildcat (1)	Guidewire Support CTO Crossing	110cm, 6F 110cm, 6F	FDA Cleared FDA Cleared CE Marking	February 2009(3) August 2011 May 2011
Kittycat 2 (2)	CTO Crossing	150cm, 5F	FDA Cleared CE Marking	October 2011 September 2011

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

Lumivascular Platform Overview

Our Lumivascular platform integrates OCT (optical coherence tomography) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging simultaneously with treatment in PAD procedures. Our Lumivascular platform consists of a capital component, Lightbox, and a variety of disposable catheter products, including Ocelot, Ocelot PIXL, Ocelot MVRX and Pantheris catheters.

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

Lightbox displays a cross-sectional view of the vessel, which provides physicians with detailed information about the orientation of the catheter and the surrounding artery and plaque. Layered structures represent relatively healthy portions of the artery and non-layered structures represent the plaque that is blocking blood flow in the artery. Navigational markers allow the physician to orient the catheter toward the treatment area, helping to avoid damage to the healthy arterial structures during a procedure. Lightbox received FDA 510(k) clearance in November 2012 and CE Marking in Europe in September 2011. We are in the process of developing a next-generation Lightbox with a reduced footprint and improved technology. We currently anticipate launching our next-generation Lightbox in the first half of 2021.

Pantheris

We believe Pantheris is the first atherectomy catheter to incorporate real-time OCT intravascular imaging. Pantheris may be used alone or following a CTO crossing procedure using Ocelot or other products. Pantheris is a single-use product and provides physicians with the ability to see a cross-sectional view of the peripheral artery to guide the removal of blockages throughout the procedure. The device restores blood flow by shaving strips of plaque using a high-speed directional cutting mechanism that enables physicians to specifically target the portion of the artery where the plaque resides while minimizing disruption to healthy arterial structures. The excised plaque is deposited in the nosecone of the device and removed from the artery within the device.

In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made modifications to Pantheris after the completion of the VISION trial and commenced sales in the United States and select international markets following receipt of FDA approval for this version of Pantheris in March 2016. We first received CE Marking for Pantheris in June 2015. We received CE Marking in December 2017 and 510(k) clearance in May 2018 for a next-generation version of Pantheris, which includes new features and design improvements to the handle, shaft, balloon and nose-cone of the device. The next-generation Pantheris atherectomy device is currently available for commercial sale in the United States and select international markets. All previous versions of Pantheris have been discontinued.

We also developed a line extension of our Pantheris image-guided atherectomy platform, Pantheris SV (small vessel), a lower profile version of Pantheris. The Pantheris SV has a smaller diameter and longer length and is designed for use in smaller vessels 2.0 to 4.0 millimeters in diameter. We received CE Marking in October 2018 and 510(k) clearance in April 2019 for this product and commenced sales in the United States in July 2019.

Ocelot, Ocelot PIXL, Ocelot MVRX and Ocelaris

Ocelot is the first CTO crossing catheter to incorporate real-time OCT imaging, which allows physicians to see the inside of a peripheral artery during a CTO crossing procedure. Physicians have traditionally relied solely on fluoroscopy and tactile feedback to guide catheters through complicated blockages. Ocelot allows physicians to accurately navigate through CTOs by utilizing the OCT images to precisely guide the device through the arterial blockage, while minimizing disruption to the healthy arterial structures. A successful CTO crossing and placement of a guidewire allows the physician to subsequently treat the vessel with a minimally invasive therapeutic device. We received CE Marking for Ocelot in September 2011 and received FDA 510(k) clearance in November 2012.

We also offer Ocelot PIXL, a lower profile CTO crossing device for below-the-knee arteries and Ocelot MVRX, which offers a different tip design for peripheral arteries above the knee. We received CE Marking for Ocelot PIXL in October 2012 and received FDA 510(k) clearance in December 2012. We received FDA 510(k) clearance for Ocelot MVRX in December 2012.

We are also developing Ocelaris, a next generation, image-guided CTO catheter. Ocelaris is a new product extension of our Ocelot family of catheters and is designed to bring significant improvements to the platform, including enhanced imaging, the ability to spin at speeds up to 1000 RPM, and a steerable tip for precise maneuverability. We received CE Marking for Ocelaris in December 2019. We expect to submit for 510(k) clearance from the FDA in the first half of 2020.

Other Products

Our first-generation CTO crossing catheters, Wildcat and Kittycat, employ a proprietary design that uses a rotational spinning technique, allowing the physician to switch between passive and active modes when navigating across a CTO. Once across the CTO, Wildcat and Kittycat allow for placement of a guidewire and removal of the catheter while leaving the wire in place for additional therapies. Both products require the use of fluoroscopy solely rather than our Lumivascular (OCT-guided) platform for imaging. Wildcat was our first commercial product and has both FDA 510(k) clearance in the United States and CE Marking in Europe for crossing peripheral artery CTOs. Kittycat has FDA 510(k) clearance in the United States and CE Marking in Europe for the treatment of peripheral artery CTOs. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products.

Clinical Development

We have conducted several clinical trials to evaluate the safety and efficacy of our products in both pre-market and post-market assessments. We received FDA clearance for Wildcat and Ocelot for CTO crossing in 2011 and 2012, respectively, and for Pantheris in October 2015, following completion of clinical trials of the devices.

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

VISION (Pantheris)

VISION was our pivotal, non-randomized, prospective, single-arm trial to evaluate the safety and effectiveness of Pantheris across 20 sites within the United States and Europe. The objective of the clinical trial was to demonstrate that Pantheris can be used to effectively remove plaque from diseased lower extremity arteries while using on-board visualization as an adjunct to fluoroscopy. Two groups of patients were treated in VISION: (1) optional roll-ins, which are typically the first two procedures at a site, and (2) the primary cohort, which are the analyzable group of patients. The data for these two groups were reported separately in our 510(k) submission to the FDA. Based on final enrollment, the primary cohort included 130 patients. In March 2015, we completed enrollment of patients in the VISION clinical trial and we submitted for 510(k) clearance from the FDA in August 2015. In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made modifications to Pantheris subsequent to the completion of VISION and received 510(k) clearance on the enhanced version of Pantheris in March 2016 and received 501(k) clearance in May 2018 for a next-generation version of Pantheris, which includes new features and design improvements to the handle, shaft, balloon and nose cone of the device as well as 510(k) clearance in April 2019 for Pantheris SV, a lower profile Pantheris.

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

The INSIGHT trial allows for up to 140 patients to be treated at up to 20 sites in the United States and Europe. Patient enrollment began in October 2017 and will continue through 2020. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the data through six months are available and analyzed. We are pursuing additional clinical data programs including a post-market study evaluating safety and efficacy for Pantheris SV.

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

Our sales team currently consists of a Vice President, Regional Directors and Managers, and Territory Sales Managers, Clinical Specialists, and one Vice President of International Sales. Territory Sales managers are responsible for all product sales, which include disposable catheters and sale and service of our Lightbox console, while Clinical Specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by our marketing team, which focuses primarily on clinical training and education, marketing communications and product management. We have partnered with a third-party field service firm for the installation, service and maintenance of our Lightbox consoles.

No single customer accounted for more than 10% of our revenues during 2019 or 2018.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, reimbursement dynamics, corporate combinations and other factors relating to our industry. Because of the market opportunity and the high growth potential of the PAD treatment market, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.

Our products compete with a variety of products or devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon market segments include Abbott Laboratories, AngioDynamics, Becton Dickinson, Boston Scientific, Cardinal Health, Cook Medical, Medtronic and Philips. Competitors in the atherectomy market include AngioDynamics, Boston Scientific, Cardiovascular Systems, Medtronic and Philips. Some competitors have attempted to combine intravascular imaging with atherectomy and although we are not aware of any active initiatives in this area, these and other companies may attempt to incorporate on-board visualization into their products in the future or may have ongoing programs of which we are not aware. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our solution.

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

As of December 31, 2019, we held 31 issued and allowed U.S. patents and had 25 U.S. utility patent applications and 1 PCT applications pending. As of December 31, 2019, we also had 60 issued and allowed patents from outside of the United States. As of December 31, 2019, we had 43 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2035.

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

As of December 31, 2019, we held five registered U.S. trademarks. In Europe, we hold three registered trademarks. In addition, we held one International Registration under the Madrid Protocol with granted extensions to China, Europe, Japan, and Korea (reflected in the three European registration noted above).

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

●

Product line improvements and extensions. We are developing improvements to our Lumivascular platform, including additional catheters for use in different clinical applications. For example, we are developing next-generation CTO crossing devices to target both the peripheral and coronary CTO markets.

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

Manufacturing

All of our products are manufactured in-house using components and sub-assemblies manufactured both in-house at our facility in Redwood City, California and by outside vendors. We assemble all of our products at our manufacturing facility but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility will be sufficient through at least 2020.

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

We rely on single and limited source suppliers for several of our components and sub-assemblies. For example, we rely on single vendors for our optical fiber, coating and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox. These components are critical to our products and there are relatively few alternative sources of supply for them. Identifying and qualifying additional or replacement suppliers for any of the components used in our products could involve significant time and cost. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components used to manufacture our products would limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations.

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

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. We and our component suppliers are required to manufacture our products in compliance with FDA’s QSR in 21 CFR part 820 of the FFDCA. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. Our Quality System has undergone 20 external audits by third-parties and regulatory authorities since 2009, the latest of which was a surveillance audit conducted in January 2017 by BSI, our European Notified Body, under the Medical Device Single Audit Program, or MDSAP. The audit resulted in zero observations of non-conformances. In 2018 and 2019, BSI conducted multiple routine audits including surveillance audit, Microbiology audit, a MDSAP re-certification audit and most recently, a one-day unannounced audit in September 2019. All non-conformances identified in the aforementioned audits have been either successfully resolved or are being actively addressed via Avinger’s CAPA system.

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

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. In the United States the FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: (i) a pre-market notification or 510(k) submission based upon being equivalent to a device already in commercial distribution (a predicate device) or (ii) a PMA (pre-market approval). A completely novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) submission. The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Class I and Class II devices are considered to have minimal risk to the user and typically can be marketed without a PMA or 510(k) clearance. Some Class I and almost all Class II devices gain clearance for commercial distribution following review of an application to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III and generally require the submission of a PMA application for approval prior to commercialization of a product. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

The 510(k) clearance path can be significantly less time-consuming and more arduous than PMA approval, making this route generally preferable for a medical device company. A 510(k) application must include documentation that its device is substantially equivalent to a technology already cleared through a 510(k) or in distribution before May 28, 1976 for which the FDA has not required a PMA submission. The FDA has 90 days from the date of the pre-market equivalence acceptance to authorize or decline commercial distribution of the device. However, similar to the PMA process, clearance may take longer than this three-month window, as the FDA can request additional data to support the submission. If the FDA resolves that the product is not substantially equivalent to a predicate device, then the device acquires a Class III designation, and a PMA must be approved before the device can be commercialized. All of our currently marketed products have received commercial clearance and associated indications for use through the 510(k) regulatory pathway, some with the support of clinical data.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, requires an additional 510(k) submission and clearance before the modified device can be commercialized. The FDA allows each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturer’s determination. If the FDA disagrees with the determination not to seek a new 510(k) clearance or PMA the FDA may retroactively require a new 510(k) clearance or pre-market approval for the modified device. The FDA could also require a manufacturer to cease marketing and distribution of the modified device and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, a manufacturer may be subject to significant regulatory fines, penalties, and enforcement actions.

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●

the FDA’s QSR (quality system regulation) that requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●

labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses; clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

●

medical device reporting, or MDR, regulations, that require manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

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

We are registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health (CDPH). The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit in 2013, there were no observations that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to the observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR. BSI, our European Notified Body, inspected our facility several times between 2010 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. A BSI audit performed in January 2017 resulted in zero non-conformances and an unannounced audit in September 2019, noted only two minor non-conformances, which were addressed promptly and resolved. In 2015, Avinger joined the medical device-single audit program (MD-SAP) that permits audits by BSI to substitute for routine FDA inspections.

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

Regulatory System for Medical Devices in Europe

In March 2019, we successfully transferred all current product certificates from BSI-UK to BSI-Netherlands in anticipation of the UK leaving the European Union. Our products currently CE marked and distributed in the EU will be subject to the new EU MDR regulations (replacing the current MDD) starting in May 2020 with a transitional period extending to May 27, 2024 or the length of the currently issued Notified Body certification, whichever comes first. While we have multiple ongoing efforts to update our quality management system and product technical documentation to be fully compliant with the new requirements and intend to be certified to MDR before the deadline, (as required by our Notified Body BSI). During the transition period, and until such time as we are fully certified to the new MDR, we will be highly limited in our ability to make significant product changes to existing design and intended purposes of products (for distribution in the EU only) and/or will be unable to launch new products in the EU. If we do not become fully certified before the end of the transition period, such limitations could harm our business, financial condition and operating results.

The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with CE marking that shows the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state in the EU that oversee the implementation of the MDD within its jurisdiction. The means for achieving the requirements for CE marking varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE marking can be placed on a product, known as a conformity assessment. Currently conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be distriubuted throughout the European Union without further conformance tests being required in other member states.

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

Federal False Claims Act.    Another development affecting the healthcare industry is the increased use of the federal False Claims Act by federal prosecutors, and in particular, action brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased substantially. In addition, various states have enacted false claims laws analogous to the False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payor and not just a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,463-$22,927 for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

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

Medicare reimbursement for inpatient PAD procedures that include atherectomy for 2019 range between approximately $10,000 and $16,000. These amounts include the cost of disposable catheters such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (e.g., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Employees

As of December 31, 2019, we had 81 employees, including 23 in manufacturing and operations, 31 in sales and marketing, 8 in research and development and clinical and regulatory affairs, 8 in quality assurance and 11 in finance, general administrative and executive administration. Of these 81 employees, 7 are part time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement and we believe that our employee relations are good.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

●

our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, and the timing of such clearances and approvals, particularly with respect to current and future generations of Pantheris and Ocelot;

●	market acceptance of our Lumivascular platform and products, including Pantheris and Ocelot;

●	the availability of reimbursement for our Lumivascular platform products;

●	our ability to attract new customers and increase the amount of business we generate from existing customers;

●	results of our clinical trials;

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $19.5 million in 2019 and $27.6 million in 2018. As of December 31, 2019, we had an accumulated deficit of approximately $348.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that our cash and cash equivalents at December 31, 2019, and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least the second quarter of 2020. Even though we received net proceeds of $3.7 million from the sales of our common stock in our January 2020 offering, net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, proceeds from issuance of common stock upon the exercise of warrants in March and April of 2019 of $8.0 million, net proceeds of $10.2 million from the sale of our Series C preferred stock and common stock in our November 2018 offering, net proceeds of $3.0 million from the sale of common stock and warrants in our July 2018 offering, and net proceeds of $15.5 million from the sale of our Series B preferred stock and warrants in our February 2018 offering, we will need to raise additional funds through future equity or debt financings within the next twelve months to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, and our follow-on public offerings. The warrants issued in connection with the Series B and Series C preferred stock offering in February 2018 prohibit us from entering into certain transactions involving the issuance of securities for a variable price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case until February 17, 2021. This prohibition may be waived by holders of two-thirds of the outstanding Series 1 and Series 2 warrants at any time. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure and (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

●	the degree of success we experience in commercializing our Lumivascular platform products, particularly Pantheris, and any future versions of such products;

●	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;

●	the costs and expenses of maintaining or expanding our sales and marketing infrastructure and our manufacturing operations;

●	the costs and timing of developing variations of our Lumivascular platform products, especially Pantheris and, if necessary, obtaining FDA clearance of such variations;

●	the extent to which our Lumivascular platform is adopted by hospitals for use by interventional cardiologists, vascular surgeons and interventional radiologists in the treatment of PAD;

●	the number and types of future products we develop and commercialize;

●	the costs of defending ourselves against future litigation;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

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

As of December 31, 2019, we had $9.0 million in principal and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”). Our significant amount of debt may:

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

In particular, the Loan Agreement, as amended, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenue of $10.0 million in 2020, $12.0 million in 2021 and $15.0 million in 2022. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

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

We were incorporated in 2007, began commercializing our initial non-Lumivascular platform products in 2009 and introduced our first Lumivascular platform products in the United States in late 2012. We received 510(k) clearance from the FDA, for commercialization of Pantheris in October 2015, an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select international markets promptly thereafter. Our current next-generation version of Pantheris received FDA clearance in May 2018 and our Pantheris SV received FDA clearance in April 2019. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries. These risks and uncertainties include the risks inherent in clinical trials, market acceptance of our products, and increasing and unforeseen expenses as we continue to attempt to grow our business.

In addition, we have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations. Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have attempted to address certain of these concerns with our current version of Pantheris. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised by earlier versions of Pantheris. Even if these issues are resolved and physician concerns addressed, future product performance issues may occur and our reputation could suffer, which could lead to decreased sales of our products. Our revenue has been and continues to be adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, and to replace products in accordance with our warranty policy. This additional expense, and any future expense that we may incur as a result of future product performance issues, will negatively impact our financial performance and results of operations. If we are unable to improve the performance of our products to meet the concerns of physicians, our revenue may decline further or fail to increase.

Our short commercialization experience and limited number of approved products also make it difficult for us to forecast our future financial performance and such forecasts are limited and subject to a number of uncertainties, including our ability to obtain FDA clearance for new versions of our Lumivascular platform products we intend to commercialize in the United States. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our success depends in large part on a limited number of products, particularly Pantheris (including SV), all of which have a limited commercial history. If these products fail to gain, or lose, market acceptance, our business will suffer.

Ocelot, Ocelot PIXL, Ocelot MVRX, Lightbox, Wildcat, Kittycat 2, Pantheris (including SV) are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of Pantheris and we expect that sales of our next-generation Pantheris and Pantheris SV and our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Pantheris and our other Lumivascular platform products by the medical community. All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018 and those versions of Pantheris became commercially available in the United States and select international markets promptly thereafter. Pantheris SV just launched in July 2019 after having received FDA clearance in April 2019. As such, acceptance among physicians of these products may not increase or may decline.

Our ability to successfully market Pantheris will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure demand for Pantheris and our other Lumivascular platform products will continue to grow or that our products will significantly penetrate current or new markets. Market demand for Pantheris and physician adoption of this product also may be negatively impacted by product performance issues and the need to replace certain products in accordance with our warranty policy. Utilization of our products has been less than we anticipated historically. If demand for Pantheris and our other Lumivascular platform products does not increase and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize Pantheris, would harm our business, financial condition and results of operations.

We are also aware of certain characteristics and features of our Lumivascular platform that may prevent widespread market adoption. For example, in procedures using the current model of Pantheris, some physicians may prefer to have a technician or second physician assisting with the operation of the catheter as well as a separate technician to operate the Lightbox, potentially making it less financially attractive for physicians and their hospitals and medical facilities. It may take significant time and expense to modify our products to allow a single physician to operate the entire system and we can provide no guarantee that we will be able to make such modifications or obtain any additional and necessary regulatory clearances for such modifications. Although the OCT images created by our Lightbox may make it possible for physicians to reduce the degree to which fluoroscopy and contrast dye are used when using our Lumivascular platform products compared to competing endovascular products, physicians are still using both fluoroscopy and contrast dye in these procedures. As a result, risks of complications from radiation and contrast dye are still present and may limit the commercial success of our products. Finally, it requires training of technicians and physicians to effectively operate our Lumivascular platform products, including interpreting the OCT images created by our Lightbox, which may affect adoption of our products by physicians. These or other characteristics and features of our Lumivascular platform may cause our products not to be widely adopted and harm our business, financial condition and results of operation.

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

In order to generate sales, we must be able to clearly demonstrate that our Lumivascular platform is both a more effective treatment system and more cost-effective than the alternatives offered by our competitors. If we are unable to convince physicians that our Lumivascular platform leads to significantly lower rates of restenosis, or narrowing of the artery, and leads to fewer adverse events during treatment than those using competing technologies, our business will suffer. We must convince hospitals and physicians that our Lumivascular platform results in significantly better patient outcomes at a competitive overall cost. For example, we may need to demonstrate that the investment hospitals must make if purchasing our Lightbox and the incremental costs of having a technician or a second physician operate Pantheris can be justified based on the benefits to patients, physicians and hospitals. If we are unable to develop robust clinical data to support these claims, we will be unable to convince hospitals and third-party payors of these benefits and our business will suffer.

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

In order to remain competitive, we must continue to develop new product offerings and enhancements to our existing Lumivascular platform products. In particular, we have developed two additional versions of our Pantheris atherectomy device, next-generation Pantheris and Pantheris SV (small vessel), a lower profile version of Pantheris. We believe these versions represent significant improvements in reliability and usability compared to prior versions of our products. We anticipate that our next-generation Pantheris and Pantheris SV will translate into revenue growth and achieve increased physician acceptance. Because we believe they are important to our future revenues, we are devoting a significant portion of our resources to their continued development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, customer complaints and litigation. If sales of our new product offerings, including our next-generation Pantheris and Pantheris SV, are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve and our business will be adversely affected.

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

Our products compete with a variety of products and devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon markets include Abbott Laboratories, AngioDyamics, Boston Scientific, Cardinal Health, Cook Medical, CR Bard and Medtronic. Competitors in the atherectomy market include AngioDyamics, Boston Scientific, Cardiovascular Systems, Medtronic and Philips. Some competitors have previously attempted to combine intravascular imaging with atherectomy and may have current programs underway to do so. These and other companies may attempt to incorporate on-board visualization into their products in the future and may remain competitive with us in marketing traditional technologies. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our products. Many of our competitors have significantly greater financial and other resources than we do and have well-established reputations, as well as broader product offerings and worldwide distribution channels that are significantly larger and more effective than ours. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

The results of short-term clinical experience of our Lumivascular platform products, including Pantheris, do not necessarily predict long-term clinical benefit. Restenosis rates typically increase over time. We believe that physicians will compare the rates of long-term restenosis and reintervention for procedures using our Lumivascular platform products against alternative procedures, such as angioplasty, stenting, bypass surgery and other atherectomy procedures. If the long-term rates of restenosis and reintervention do not meet physicians’ expectations, our Lumivascular platform products may not become widely adopted and physicians may consider alternative treatments for their patients. Another significant factor that physicians will consider is acute safety data on complications that occur during the use of our Lumivascular platform products. If the results obtained from any post-market studies that we conduct or post-clearance surveillance indicate that the use of our Lumivascular platform products are not as safe or effective as other treatment options or as current short-term data would suggest, adoption of our product may suffer and our business would be harmed. Even if we believe the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our products will vary. Physicians who are technically proficient participate in our clinical trials and are high-volume users of our Lumivascular platform products. Consequently, the results of our clinical trials and their experiences using our products may lead to better patient outcomes than those of physicians that are less proficient, perform fewer procedures or who use our products infrequently.

Our ability to market our current products in the United States is limited to use in peripheral vessels, and if we want to market our products for other uses, we will need to file for FDA clearances or approvals and may need to conduct trials to support expanded use, which would be expensive, time-consuming and may not be successful.

Our current products are cleared in the United States only for crossing sub-total and chronic total occlusions and for performing atherectomy in the peripheral vasculature. These FFDCA clearances prohibits us from marketing or advertise our products for any other indication within the peripheral vasculature, which restricts our ability to sell these products and could affect our growth. Additionally, our products are contraindicated for use in the cerebral, carotid, coronary, iliac, and renal arteries. While off-label use of medical devices is common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We are not allowed to actively promote or advertise our products for off-label use. In addition, we cannot make comparative claims regarding the use of our products against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings or enforcement action by the FDA and other government agencies. In the future, if we want to market a variation of Ocelot or Pantheris in the United States for use in other applications for which we do not currently have clearance, such as the coronary arteries, we will need to make modifications to these products, conduct further clinical trials and obtain new clearances or approvals from the FDA. There can be no assurance that we will successfully develop these modifications, that future clinical studies will be successful or that the expense of these activities will be offset by additional revenues.

Our ability to develop, market, and sell our products depends in part upon our working relationships with physicians, and any events that damage those relationships, or make it more difficult to build and maintain those relationships, could harm our business.

The development, marketing, and sale of our products, including Pantheris, depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General, or OIG, the Department of Justice, or DOJ, state attorneys general, and other foreign and domestic government agencies. Changes to or our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business by damaging our reputation among, or restricting our ability to work with, physicians.

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

We depend on third-party vendors to manufacture some of our components, coating and sub-assemblies, which could make us vulnerable to supply shortages and price fluctuations that could harm our business.

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

We depend on single and limited source suppliers for some of our product components, coating, and sub-assemblies, and if any of those suppliers are unable or unwilling to produce these components and sub-assemblies or supply them in the quantities that we need, we would experience manufacturing delays.

We rely on single and limited source suppliers for several of our components and sub-assemblies. For example, we rely on single vendors for our optical fiber, coatings and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components or sub-assemblies incorporated into our products would limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $301.0 million and $216.1 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2019 for state purposes. Out of the total Federal net operating loss carryforwards, $43.5 million were generated post December, 31, 2017 and have no expiration. Generally, subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” A number of our common and preferred stock financings over the past year may affect our ability to use NOLs. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability. On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law with many significant changes to the U.S. tax laws. The Tax Act limits the utilization of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income per year. However, existing NOLs that arose in years prior to December 31, 2017 are not affected by these provisions. Our ability to utilize NOLs arising in future tax periods may be limited by the Tax Act.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2019, we held 31 issued and allowed U.S. patents and had 25 U.S. utility patent applications and 1 PCT applications pending. As of December 31, 2019, we also had 60 issued and allowed patents outside of the United States. As of December 31, 2019, we had 43 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India and Japan. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

Material modifications to the intended use or technological characteristics of our Lumivascular platform products will require new 510(k) clearances or pre-market approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained if such changes were made via the “Letter-to-File” process of internal documentation. Based on published FDA guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. We may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, our Lumivascular platform products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our Lumivascular platform products in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our Lumivascular platform products as modified, which could harm our operating results and require us to redesign our Lumivascular platform products. In these circumstances, we may be subject to significant enforcement actions. We plan to make further modifications to the design of Ocelaris to enhance our ability to cross CTOs. Future versions of are Lumivacular platform incorporating enhancements may require additional regulatory clearances or approvals.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health (CDPH). The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2014 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. BSI conducted a recertification audit (for EU) in 2016 followed by surveillance audits in 2017 & 2018, and found no major non-conformances. BSI also audited us for QSR compliance under MDSAP (Medical Device Single Audit Program) for FDA in July 2016, and found no major non-conformances. Additionally, BSI conducted a Technical File Audit in 2018 that resulted in one major non-conformance and three minor non-conformances. In 2018 and 2019, BSI conducted multiple routine audits including a surveillance audit, a Microbiology audit, a MDSAP re-certification audit and most recently, a one-day unannounced audit in September 2019. All non-conformances identified in the aforementioned audits have been either successfully resolved or are being actively addressed via Avinger’s CAPA system.

We can provide no assurance that we will continue to remain in substantial compliance with the QSR. If the FDA, CDPH or BSI inspect our facility and discover major compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Lumivascular platform products, which would harm our business.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The current presidential administration and Congress may continue to attempt broad sweeping changes to the current healthcare laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

Our research and development and manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. In addition, our research and development and manufacturing operations produce biological waste materials, such as human and animal tissue, and waste solvents, such as isopropyl alcohol. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. The analysts who previously published research reports on our stock following our IPO have discontinued coverage. Although one new analyst initiated coverage of our business in September 2019, if additional analysts do not begin regularly publishing reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 870 shares of common stock held by CRG, which may be sold freely in the public market. Under the Shelf Registration Statement, on August 26, 2019, we completed a public offering of 3,813,559 shares of common stock at an offering price of $1.18 per share. As a result, we received net proceeds of approximately $3.8 million after underwriting discounts, commissions, legal and accounting fees and the conversion price of the outstanding shares of Series B preferred stock, issued in our February 2018 offering, was reduced to $1.18 per share as a result. Additionally, on January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

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

Our 2019 financial statements contain disclosure that there is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2019 financial statements, included in this Annual Report on Form 10-K, a “going concern” opinion, meaning that we have recurring losses from operations and negative cash flows from operations that raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2019 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO which would be after the fiscal year ended December 31, 2020, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

The continued listing requirements in Nasdaq Marketplace Rule 5550(a)(2) requires issuers to maintain a minimum bid price of at least $1.00 per share. The trading price of our common stock has closed below $1.00 each trading day since January 27, 2020. As of the date hereof, we have not received any notice from Nasdaq that we are not in compliance with Nasdaq Marketplace Rule 5550(a)(2). If we fail to comply with Rule 5550(a)(2), Nasdaq may delist our common stock from trading on its exchange.

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

The Series A preferred stock has a liquidation preference senior to our common stock and Series B preferred stock.

Series A preferred stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of our outstanding warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $48.3 million, plus any unpaid dividends from any such transaction before any amount is paid to the holders of our Series B preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. In January 2019, we paid Series A preferred stock dividends of $2.9 million through the issuance of 2,945 shares of Series A preferred stock. In addition, in December 2019 we paid Series A preferred stock dividends of $3.6 million through the issuance of 3,580 shares of Series A preferred stock.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Through November 30, 2019, we maintained our principal executive offices, comprising 44,200 square feet in two buildings in Redwood City, California, under a lease agreement that was originally to expire in November 2019. On April 1, 2019, we entered into an amendment to the lease which extended the lease term for an additional period of five years subsequent to the original expiration of November 30, 2019. As amended, the lease will expire on November 30, 2024. Under the terms of the amendment, we are obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. This amendment does not extend the term of the lease with respect to the building being subleased. Our facility houses our research and development, sales, marketing, manufacturing, finance and administrative activities. In February 2016, we entered into an additional non-cancelable operating lease for 6,600 square feet of warehouse and storage space in Redwood City, California, which lease agreement originally was to expire in November 2019. We exited this warehouse lease in December 2018 and incurred exit costs of approximately $50,000 which was included in rent expense for 2018.

On October 19, 2017, we entered into an agreement to sublease one of our facilities. The sublease commenced on December 1, 2017, and expired on November 15, 2019 (which was 15 days prior to the expiration of the facility lease). Prior to December 1, 2018, the sublessee paid a base rent of $3.25 per rentable square foot, or a total of $79,950 per month. On December 1, 2018 the base rent increased to $3.35 per rentable square foot, or a total of $82,410 per month. In addition to the base rent, the sublessee paid for the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

We believe that our current facilities are adequate for our current and anticipated future needs through at least 2020.

ITEM 3.    LEGAL PROCEEDINGS

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

HOLDERS OF RECORD

As of March 2, 2020 there were 16,813,398 shares of our common stock held by 126 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

DIVIDEND POLICY

Our Series A preferred stock carries an 8% cumulative dividend, which accumulates and is compounded annually. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2018, and at our option is payable in additional shares of Series A preferred stock. Additionally, the terms of our Series A preferred stock and Series B preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have issued a total of 6,525 shares of Series A preferred stock to pay the preferred dividend to the holder of Series A preferred stock through December 31, 2019. Other than the preferred dividend on Series A preferred stock, we have never declared or paid any cash dividends on any of our capital stock. Except with respect to the Series A preferred stock’s cumulative dividend, we do not anticipate paying any dividends in the foreseeable future and currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2019 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, the Company also received 510(k) clearance from the FDA for its current next-generation version of Pantheris. In April 2019, the Company received 510(k) clearance from the FDA for its Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. The Pantheris SV has a smaller diameter and longer length that we believe will optimize it for its targeted use. The Company also offers the Wildcat family of catheters, which are used for crossing CTOs but do not contain on-board imaging technology. The Company has sales of these devices in the U.S. and in select international markets. The Company is located in Redwood City, California.

During the first quarter of 2015, we completed enrollment of patients in VISION, a clinical trial designed to support our August 2015 510(k) submission to the FDA for our Pantheris atherectomy device. VISION was designed to evaluate the safety and efficacy of Pantheris to perform atherectomy using intravascular imaging and successfully achieved all primary and secondary safety and efficacy endpoints. We believe the data from VISION allows us to demonstrate that avoiding damage to healthy arterial structures, and in particular disruption of the external elastic lamina, which is the membrane between the outermost layers of the artery, reduces the likelihood of restenosis, or re-narrowing, of the diseased artery. Although the original VISION study protocol was not designed to follow patients beyond six months, we worked with 18 of the VISION sites to re-solicit consent from previous clinical trial patients in order for them to evaluate patient outcomes through 12 and 24 months following initial treatment. Data collection for the remaining patients from participating sites was completed in May 2017, and we released the final 12- and 24-month results for a total of 89 patients in July 2017. We commenced commercialization of Pantheris as part of our Lumivascular platform in the United States and in select international markets in March 2016, after obtaining the required marketing authorizations.

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a filing with the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and is expected to continue through 2020. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the data through six months are available and analyzed.

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

We have assembled a team with extensive medical device development and commercialization capabilities. In addition to the commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We generated revenues of $10.7 million in 2015, $19.2 million in 2016, $9.9 million in 2017, $7.9 million in 2018, and $9.1 million in 2019. The growth experienced in 2019 is largely due to our next generation Pantheris and the launch of Pantheris SV.

Prior to the introduction of our Lumivascular platform, our non-imaging catheter products were manufactured by a third-party. All of our products are now manufactured in-house using components and sub-assemblies manufactured both in-house at our facility in Redwood City, California and by outside vendors. We assemble all of our products at our manufacturing facility but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility will be sufficient through at least 2020.

On June 19, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect an additional 1-for-10 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 21, 2019. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All common stock, stock options, and restricted stock units, and per share amounts in this document have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

During the years ended December 31, 2019 and 2018, our net loss and comprehensive loss was $19.5 million and $27.6 million, respectively. We have not been profitable since inception, and as of December 31, 2019, our accumulated deficit was $348.3 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements. In January 2015, we completed an initial public offering, or IPO, of 12,500 shares. As a result of our IPO, which closed in February 2015, we received net proceeds of approximately $56.9 million, after underwriting discounts and commissions of approximately $4.5 million and other expenses associated with our IPO of approximately $3.6 million.

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

On January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console, as well as related services, and sales of our various PAD catheters in the United States and select international markets. We expect our revenues to increase in 2020 due to the availability of our Pantheris small vessel device and expansion of our sales force. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2019 and 2018.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to increase compared to the prior year as we expand our commercial efforts.

Interest Income (Expense), net

Interest income (expense), net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income (Expense), net

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and sublease income.

 Results of Operations:

	Year Ended December 31,
	2019	2018

Revenues	$9,131	$7,915
Cost of revenues	6,264	6,531
Gross profit	2,867	1,384
Gross margin	31%	17%

Operating expenses:
Research and development	5,692	6,009
Selling, general and administrative	16,534	18,404
Total operating expenses	22,226	24,413
Loss from operations	(19,359)	(23,029)
Interest expense, net	(1,192)	(5,478)
Other income, net	1,101	949
Net loss and comprehensive loss	$(19,450)	$(27,558)

Comparison of Years Ended December 31, 2019 and 2018

Revenues. Revenues increased $1.2 million, or 15%, to $9.1 million during the year ended December 31, 2019. The increased revenues in 2019 reflect the impact of the increased size of our field sales force and the release of the Pantheris SV product.

Cost of Revenues and Gross Margin. Cost of revenues decreased $0.3 million, or 4%, to $6.3 million during the year ended December 31, 2019. This decrease was primarily attributable to lower excess and obsolescence charges predominantly related to our Lightbox inventories in the year ended December 31, 2019. Gross margin for the year ended December 31, 2019 increased to 31% compared to 17% in the prior year. Stock-based compensation expense within cost of revenues totaled $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

Research and Development Expenses. R&D expenses decreased $0.3 million, or 5%, to $5.7 million during the year ended December 31, 2019. This decrease was primarily due to a decrease in personnel-related expenses as a result of fewer employees and lower project spending due to completion of projects previously in process. Stock-based compensation expense within R&D totaled $0.5 million for each year ended December 31, 2019 and 2018.

Selling, General and Administrative Expenses. SG&A expenses decreased $1.9 million, or 10%, to $16.5 million during the year ended December 31, 2019. This decrease was primarily due to lower professional services expenses and a decrease in stock-based compensation. Stock-based compensation expense within SG&A totaled $1.4 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively.

Interest Expense, net. Interest income (expense), net decreased $4.3 million, or 78%, to a net expense of $1.2 million during the year ended December 31, 2019. The reason for the decrease is primarily due to deemed dividend recognized when the Series B convertible preferred stock was issued in February 2018 that resulted in a beneficial conversion feature.

Other income, net. Other income (expense), net remained relatively flat in comparison to the prior year. Other income was primarily attributable to income derived from subleasing a portion of the Company’s facilities starting in October of 2017 and the remeasurement of foreign exchange transactions. As a result of the adoption of Topic 842 during the year ended December 31, 2019, the Company recorded $1.1 million of sublease payments received in other income on the statement of operations and comprehensive loss. To maintain comparability between periods, the Company reclassified these payments received of approximately $962,000 in the year ended December 31, 2018 that were previously netted against rent expense included in selling, general and administrative expenses to the same line item on the statement of operations.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $10.9 million and an accumulated deficit of $348.3 million, compared to cash and cash equivalents of $16.4 million and an accumulated deficit of $328.9 million as of December 31, 2018. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $10.9 million at December 31, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the second quarter of 2020. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

On September 22, 2015, the Company entered into a Term Loan Agreement (the “Loan Agreement”), with CRG under which, subject to certain conditions, the Company had the right to borrow up to $50 million in principal amount from CRG on or before March 29, 2017. The Company borrowed $30 million on September 22, 2015. The Company borrowed an additional $10 million on June 15, 2016 under the Loan Agreement.

On February 14, 2018, the Company and CRG amended the Loan Agreement concurrent with the conversion of $38 million of the principal amount of the senior secured term loan (plus $3.8 million in back-end fees and prepayment premium applicable thereto) into shares of a newly authorized Series A convertible preferred stock. To date, the Company has elected to make payment-in-kind for the majority of the 12.5% interest rate and plans to continue doing so until such time as cash payments are required. As of December 31, 2019, the balance due under the loan, including payment-in-kind, is approximately $9.0 million. On March 2, 2020, the Company and CRG further amended the Loan Agreement to change the date upon which cash payments for interest will commence from the first quarter of 2020 to the third quarter of 2021. No cash payments for principal will be made until the final two years of the loan, which matures in June 2023. On February 11, 2019 and again on December 20, 2019, our board of directors declared a dividend on our Series A preferred stock, and we issued 2,945 and 3,580 shares, respectively, of Series A preferred stock to pay the preferred dividend to the holder of Series A preferred stock.

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

On November 1, 2018, we completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). Each share of common stock sold in our November 2018 offering was accompanied by a warrant to purchase one share of common stock, and each share of Series C preferred stock was accompanied by a warrant to purchase 250 shares of common stock. The warrants issued in our November 2018 financing expire on the fifth anniversary of the date of issuance. As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights.

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

During the year ended December 31, 2019, we received proceeds of approximately $8.0 million from the issuance of 1,998,079 shares of common stock related to warrant exercises associated with the Series C preferred stock.

On January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

Cash Flows

	Year Ended December 31,
	2019	2018

Net cash (used in) provided by:
Operating activities	$(17,264)	$(18,466)
Investing activities	(70)	(4)
Financing activities	11,867	29,491
Net change in cash and cash equivalents	$(5,467)	$11,021

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $17.3 million, consisted primarily of a net loss of $19.5 million and an increase in net operating assets of $2.8 million, offset by non-cash charges of $5.0 million. Non-cash charges largely related to stock-based compensation of $2.1 million, non-cash interest expense of $1.6 million, and depreciation and amortization of $0.9 million. The increase in net operating assets was primarily due to decreases in the leasehold liability, accounts payable and accrued expenses and other current liabilities, and increases in inventory and accounts receivable; partially offset by a decrease in other long-term assets and increase in accrued compensation. The net increase in our net operating assets was largely due to the decrease of the leasehold liability resulting from the adoption of ASC Topic 842 and the increase in inventory due to anticipated demand for our products.

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

Net Cash Used in Investing Activities

Net cash used in investing activities in the year ended December 31, 2019 was $70,000 consisting of purchases of property and equipment of $88,000, partially offset by proceeds from the sale of property and equipment.

Net cash used in investing activities in the year ended December 31, 2018 was $4,000 consisting of purchases of property and equipment of $32,000, partially offset by proceeds of $28,000 from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2019 of $11.9 million primarily related to proceeds of $8.0 million from warrant exercises and net proceeds of $3.8 million from the issuance of common stock in a public offering, net of various issuance costs.

Net cash provided by financing activities in the year ended December 31, 2018 of $29.5 million primarily related to net proceeds of $29.2 million from the issuances of convertible preferred stock and common stock, net of various issuance costs, in addition to $0.6 million related to proceeds from warrant exercises.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, our Loan Agreement with CRG and non-cancellable purchase commitments. The following table sets out, as of December 31, 2019, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Within 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,085	$2,285	$2,341	$—	$5,711
CRG Loan	—	9,666	4,518	—	14,184
Noncancellable purchase commitments	970	130	6	—	1,106
	$2,055	$12,081	$6,865	$—	$21,001

The total CRG Loan amount, shown as borrowings on the balance sheet as of December 31, 2019, is $9.0 million. The contractual obligation in the table above of $14.2 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $1.5 million back-end fee to be paid in June 2023 on maturity of the CRG Loan.

CRG

For more information, see Part II, Item 7 “Liquidity and Capital Resources.”

Lease Agreements

Through November 30, 2019, we maintained our principal executive offices, comprising 44,200 square feet in two buildings in Redwood City, California, under a lease agreement that was originally to expire in November 2019. On April 1, 2019, we entered into an amendment to the lease which extended the lease term for an additional period of five years subsequent to the original expiration of November 30, 2019. As amended, the lease will expire on November 30, 2024. Under the terms of the amendment, we are obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. This amendment does not extend the term of the lease with respect to the building being subleased. Our facility houses our research and development, sales, marketing, manufacturing, finance and administrative activities. In February 2016, we entered into an additional non-cancelable operating lease for 6,600 square feet of warehouse and storage space in Redwood City, California, which lease agreement originally was to expire in November 2019. We exited this warehouse lease in December 2018 and incurred exit costs of approximately $50,000 which is included in rent expense for 2018.

On October 19, 2017, we entered into an agreement to sublease one of our facilities. The sublease commenced on December 1, 2017, and expired on November 15, 2019 (which was 15 days prior to the expiration of the facility lease). Prior to December 1, 2018, the sublessee paid a base rent of $3.25 per rentable square foot, or a total of $79,950 per month. On December 1, 2018 the base rent increased to $3.35 per rentable square foot, or a total of $82,410 per month. In addition to the base rent, the sublessee paid for the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

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

The Company evaluates its lease and commercial evaluation program agreements and accounts for these contracts under the guidance in Accounting Standards Codification (“ASC”) 842, Leases and ASU No. 2014 09, Revenue from Contracts with Customers (Topic 606). The guidance requires arrangement consideration to be allocated between a lease deliverable and a non-lease deliverable based upon the relative selling-price of the deliverables.

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

For sales through distributors, the Company recognizes revenue when control of the product transfers. The distributors are responsible for all marketing, sales, training and warranty in their respective territories. The standard terms and conditions contained in the Company’s distribution agreements do not provide price protection or stock rotation rights to any of its distributors. In addition, its distributor agreements do not allow the distributor to return or exchange products, and the distributor is obligated to pay the Company upon invoice regardless of its ability to resell the product.

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

Effective January 1, 2017, the Company adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and elected to recognize forfeitures when they occur using a modified retrospective approach. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. We use the straight-line method for expense attribution. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award.

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

Credit Risk

As of December 31, 2019, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None and one of our customers represented more than 10% of our accounts receivable as of December 31, 2019 and 2018, respectively.

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

There were no disagreements with Moss Adams LLP.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Amendment to Loan Agreement

On March 2, 2020, Avinger, Inc. (the “Company”) entered into Amendment No. 3 to Term Loan Agreement (the “Amendment”) with CRG Partners III L.P. and certain of its affiliated funds, as lenders (the “Lenders”), which amended the Term Loan Agreement, dated as of September 22, 2015, by and among the Company, certain of its subsidiaries from time to time party thereto as guarantors and the Lenders (as amended, the “Term Loan Agreement”).  The Amendment amended the Term Loan Agreement to, among other things:

●	Extend the period that the Company can make interest payments in payment in kind (PIK) to June 30, 2020;
●	Lower the Minimum Revenue Covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022;
●	Insert certain terms to clarify that all fees, including the prepayment premium, are due if the obligations are accelerated; and
●	Insert a new provision to make clear that to the extent the Company divides its assets/liabilities into divisions, such assets/liabilities will be treated as transferred to a third party.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.41, and which is incorporated herein in its entirety by reference.

Amendment to Change of Control and Severance Agreements

The Company is party to change of control and severance agreements with each of Jeff Soinski, Himanshu Patel and Mark Weinswig, who serve as the Company’s Chief Executive Officer, Chief Technology Officer and Chief Financial Officer, respectively. On March 4, 2020, the Company and the respective employees entered into amendments to such agreements to provide that, in the event the Company terminates the employee’s employment other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive continuing payments of severance pay at a rate equal to the employee’s monthly base salary and pro-rated target bonus, as then in effect, for a period of 12 months plus one month for every year of service completed for the Company (provided that such severance shall not exceed 18 months), In addition, the agreements were also amended to provide that if the employee is employed by the Company or the Company’s successor on the date that is 12 months following a change of control, then the employee will be entitled to a lump sum bonus payment in an amount equal to what the employee would have received as a severance payment if the employee had been terminated other than for cause, death or disability.  The other terms in the change of control and severance agreements did not change.

The foregoing description of the amendments to the change of control and severance agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the amendments for each of Mr. Soinski, Mr. Patel and Mr. Weinswig, which are attached hereto as Exhibits 10.42, 10.43 and 10.44, respectively.

Amendment to Amended and Restated Officer and Director Share Purchase Plan

On March 2, 2020, the board of directors of the Company adopted an amendment (the “Plan Amendment”) to the Company’s previously adopted Amended and Restated Share Purchase Plan (the “Purchase Plan”) to increase the number of shares of common stock available under the Purchase Plan from 60,000 shares to 185,000 shares. The foregoing description of the Plan Amendment is qualified in its entirety by reference to the Plan Amendment, a copy of which is filed as Exhibit 10.40 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

The following table sets forth the names, ages as of January 13, 2020 and certain other information for each of the directors with terms expiring at the 2021 annual meeting of stockholders (the “Annual Meeting”) (who are also nominees for election as a director at the Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since	Current Term Expires
Directors
James G. Cullen(1)(2)(3)	III	77	Director and Chairman of the Board of Directors	2014	2021
Jeffrey M. Soinski	I	58	President, Chief Executive Officer and Director	2014	2022
Donald A. Lucas(1)(2)(3)(4)	II	57	Director	2013	2020
James B. McElwee(1)(2)(3)	II	67	Director	2011	2020
Tamara N. Elias(1)(2)(3)	II	48	Director	2019	2021

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee
(4)	On January 28, 2020, Mr. Lucas passed away. Refer to Form 8-K filed on January 20, 2020

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

Donald A. Lucas had served as a member of our board of directors since 2013 until January 2020 and had been an investor in our company since 2011. Mr. Lucas passed away in January 2020. Mr. Lucas had been a venture capitalist since 1985, having invested in companies such as Oracle, Macromedia and Cadence Design alongside his father Donald L. Lucas. Mr. Lucas had sourced or led investments in companies such as Intuitive Surgical, Coulter Pharmaceutical, Dexcom, Infinera, Signifyd, Obalon Therapeutics, Katerra, Bossa Nova Robotics, Filld, Berkeley Lights Inc, and Palantir. Mr. Lucas had served on the boards of Dexcom and the Silicon Valley Chapter of the JDRF and was a member of the UCSF Diabetes Center Leadership Council. Mr. Lucas had served on the advisory board for U.S. Bank. Mr. Lucas received a B.A. from Santa Clara University.

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

Tamara N. Elias, M.D., was appointed to our board of directors in December 2019. Dr. Elias served as Vice President of Clinical Product Development at Aetna from February 2018 to December 2019. From 2015 to 2017, Dr. Elias was Vice President of Corporate Strategy and Business Development for the $8 billion medical segment at Becton Dickinson. From 2007-2015, Dr. Elias was a Partner with Essex Woodlands Healthcare Partners, a healthcare only growth equity firm founded in 1985. Earlier in her career, Dr. Elias was a management consultant at McKinsey, advising pharmaceutical, diagnostic and device companies in R&D, product commercialization and M&A. She has also served on the boards of several private companies, including Millenium Pharmacy Systems (sold to Pharmerica), BreatheAmerica, Influence Health (sold to Healthgrades) and ATS Medical (sold to Medtronic). Dr. Elias holds degrees in Biology and Anthropology from Yale University, and an M.D. from The Johns Hopkins School of Medicine. She trained as a general surgeon at Massachusetts General Hospital.

We believe Dr. Elias is qualified to serve as a member of our board of directors because of her substantial corporate development and business strategy expertise and her experience in the healthcare industry.

Executive Officers

The following table identifies certain information about our executive officers as of January 13, 2020.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Each of our executive officers serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Jeffrey M. Soinski	58	President, Chief Executive Officer and Director
Mark Weinswig	47	Chief Financial Officer
Himanshu N. Patel	59	Chief Technology Officer

For a brief biography of Mr. Soinski, please see the section of this Annual Report on Form 10-K titled “Directors.”

Mark Weinswig has served as our Chief Financial Officer since June 2018. Prior to joining the Company, Mr. Weinswig served as Chief Financial Officer at Aqua Metals, Inc., a heavy metal recycling company, from August 2017 to March 2018. Mr. Weinswig has previously served as Chief Financial Officer of One Workplace, a designer and manufacturer of customized workspaces, from July 2016 to July 2017. From October 2010 to June 2016, Mr. Weinswig served as Chief Financial Officer of Emcore Corporation, a Nasdaq-listed designer and manufacturer of indium phosphide optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. Earlier in his career Mr. Weinswig worked at Coherent, Inc., Avanex Corporation, which merged with Bookham Technology, Morgan Stanley and PricewaterhouseCoopers. He received an M.B.A. from the University of Santa Clara and a B.S. in business administration with an accounting major from Indiana University. He has earned the CFA and CPA designations.

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

Our board of directors has undertaken a review of the independence of each of our directors.  Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Cullen, McElwee and Dr. Elias do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq listing standards.  In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described below in Item 13 under the heading “Related Person Transactions.”

Board Meetings and Committees

During our fiscal year ended December 31, 2019, our board of directors held 13 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he served during the periods that he served.  All of our directors who were directors at the time attended our 2019 annual meeting of stockholders, either in person or telephonically.

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

Audit Committee

Messrs. McElwee, Cullen and Dr. Elias serve on our audit committee.  Mr. Cullen serves as the chair of the audit committee.  Our board of directors has assessed whether all members of the audit committee meet the composition requirements of Nasdaq, including the requirements regarding financial literacy and financial sophistication.  Our board of directors found that Messrs. McElwee, Cullen and Dr. Elias have met the financial literacy and financial sophistication requirements and that Messrs. McElwee, Cullen and Dr. Elias are independent under SEC and Nasdaq rules.  In addition, our board of directors has determined that Mr. Cullen is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act.  The audit committee’s primary responsibilities include:

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

All audit and non-audit services must be approved in advance by the audit committee.  Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our audit committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2019, our audit committee held five meetings.

Compensation Committee

Messrs. Cullen, McElwee and Dr. Elias serve on our compensation committee.  Mr. McElwee serves as the chair of the compensation committee.  Each member of our compensation committee meets the requirements for independence for compensation committee members under the Nasdaq listing standards and SEC rules and regulations, including Rule 10C-1 under the Exchange Act.  Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code.  Our compensation committee is responsible for, among other things:

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

Our Chief Executive Officer and Chief Financial Officer make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.  From time to time, the compensation committee may use outside compensation consultants to assist it in analyzing our compensation programs and in determining appropriate levels of compensation and benefits.  For example, we have periodically engaged Radford, a business unit of Aon Hewitt, to help develop our compensation philosophy, select a group of peer companies to use for compensation benchmarking purposes and advise on cash and equity compensation levels for our directors, executives and other employees based on current market practices.  Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our compensation committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2019, our compensation committee held four meetings.

Nominating and Corporate Governance Committee

Messrs. Cullen, McElwee and Dr. Elias serve on our nominating and governance committee.  Dr. Elias serves as the chair of the nominating and governance committee.  Each member of our nominating and corporate governance committee meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations.  Our nominating and corporate governance committee is responsible for, among other things:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2019, our nominating and corporate governance committee held one meeting.

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

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our Chief Executive Officer and our two other most highly compensated executive officers in our fiscal years ended December 31, 2019 and 2018.  The individuals listed in the table below are our named executive officers for our fiscal year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Jeffrey M. Soinski(3)	2019	399,168	121,988	86,250	-	-	-	607,406
President and Chief Executive Officer	2018	390,000	84,539	815,000	-	-	3,000	1,292,539
Himanshu Patel (3)	2019	298,333	71,101	57,500	-	-	-	426,935
Chief Technology Officer	2018	280,000	48,556	489,000	-	-	3,000	820,556
Mark B. Weinswig (4)	2019	300,000	74,448	57,500	-	-	-	431,948
Chief Financial Officer	2018	156,250	-	407,500	-	-	-	563,750

(1)

The amounts reported represent the aggregate grant-date fair value of the stock awards and stock options awarded to the named executive officer in 2019 and 2018, calculated in accordance with ASC Topic 718.  Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions.  The assumptions used in calculating the grant-date fair value of the options reported in this column are set forth in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”

(2)	The amounts reported for Mr. Soinski and Mr. Patel represent funds contributed to his health savings account of $3,000 during 2018.
(3)	Mr. Soinski's and Mr. Patel's salary was increased in February 2019 to $400,000 and $300,000, respectively.
(4)	Mr. Weinswig was hired effective June 25, 2018, replacing Matt Ferguson, who resigned August 1, 2018.

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2019.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers at December 31, 2019.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Name	Grant Date	Exercisable (3)	Unexercisable
Jeffrey M. Soinski	12/31/2014(1)(7)	1,549	—	1,800	12/31/2024	—	—
	3/7/2016 (2)(7)	141	10	5,184	3/7/2026	—	—
	3/7/2016(2)(8)	—	—	—	—	18	21
	3/13/2017 (2) (7)	104	47	820	3/13/2027	—	—
	3/13/2017 (2)(8)	—	—	—	—	37	42
	9/5/2018(2) (9)	—	—	—	—	33,333	38,000
	9/18/2019(2) (9)	—	—	—	—	75,000	85,500

Himanshu Patel	11/5/2013 (1) (6)	57	—	8,100	11/5/2023	—	—
	12/31/2014(1)(7)	435	—	1,800	12/31/2024	—	—
	3/3/2016(2) (7)	59	4	5,196	3/3/2026	—	—
	3/3/2016(2) (8)	—	—	—	—	8	9
	3/13/2017 (2) (7)	52	24	820	3/13/2027	—	—
	3/13/2017 (2) (8)	—	—	—	—	19	22
	9/5/2018(2) (9)	—	—	—	—	20,000	22,800
	9/18/2019(2) (9)	—	—	—	—	50,000	57,000

Mark Weinswig	9/5/2018(2) (9)	—	—	—	—	16,666	18,999
	9/18/2019(2) (9)	—	—	—	—	50,000	57,000

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
(5)

This column represents the market value of the unvested shares of our common stock underlying the RSUs as of December 31, 2019, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, of $1.14 per share.

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

(8)

25% of the shares of our common stock subject to this stock award vests on the one year anniversary of the grant date, and the balance vests in 3 successive equal annual installments, subject to continued service through each such vesting date.

(9)

33.3% of the shares of our common stock subject to this stock award vests on the one year anniversary of the grant date, and the balance vests in 2 successive equal annual installments, subject to continued service through each such vesting date.

Potential Payments upon Termination or Change of Control

Jeffrey M. Soinski

In March 2018, we entered into a change of control and severance agreement with Jeffrey M. Soinski, which was subsequently amended in March 2020. Under this agreement, as amended, if, within the 18 month period following a “change of control,” we terminate Mr. Soinski’s employment other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s monthly base salary and pro rated target bonus, as then in effect, for a period of 12 months plus one month for every year of service completed for the Company (provided that such severance shall not exceed 18 months), (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for up to 12 months, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year.  Additionally, if we experience a change in control, 50% of Mr. Soinski’s outstanding unvested stock options and/or restricted stock will vest. In the event of any conflict between Mr. Soinski’s change of control and severance agreement and his offer letter, described above under “Executive Employment Letters,” he will be entitled to the greater of the benefits provided by either. The agreement also provides that if the employee is employed by the Company or the Company’s successor on the date that is 12 months following a change of control, then the employee will be entitled to a lump sum bonus payment in an amount equal to what the employee would have received as a severance payment if the employee had been terminated other than for cause, death or disability.

Himanshu Patel

We previously entered into a change of control and severance agreement with Himanshu Patel, which was subsequently amended in March 2020. Under this agreement, as amended, if, within the 18 month period following a “change of control,” we terminate Mr. Patel’s employment other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s monthly base salary and pro rated target bonus, as then in effect, for a period of 12 months plus one month for every year of service completed for the Company (provided that such severance shall not exceed 18 months), (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for up to 12 months, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year. The agreement also provides that if the employee is employed by the Company or the Company’s successor on the date that is 12 months following a change of control, then the employee will be entitled to a lump sum bonus payment in an amount equal to what the employee would have received as a severance payment if the employee had been terminated other than for cause, death or disability.

Mark Weinswig

In June 2018, we entered into a change of control and severance agreement with Mark Weinswig, which was subsequently amended in March 2020. Under this agreement, as amended, if, within the 18 month period following a “change of control,” we terminate Mr. Weinswig’s employment other than for “cause,” death or disability, or the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s monthly base salary and pro rated target bonus, as then in effect, for 12 months plus one month for every year of service completed for the Company (provided that such severance shall not exceed 18 months), (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for employee and employee’s dependents for up to 12 months, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year.  Additionally, if we experience a change in control, 50% of Mr. Weinswig’s outstanding unvested stock options and/or restricted stock will vest. In the event of any conflict between Mr. Weinswig’s change of control and severance agreement and his offer letter, described above under “Executive Employment Letters,” he will be entitled to the greater of the benefits provided by either. The agreement also provides that if the employee is employed by the Company or the Company’s successor on the date that is 12 months following a change of control, then the employee will be entitled to a lump sum bonus payment in an amount equal to what the employee would have received as a severance payment if the employee had been terminated other than for cause, death or disability.

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

Election to Receive RSUs in Lieu of Cash Payments.  All non-employee directors may elect to convert a Retainer Cash Payment into RSUs, or Retainer RSUs, with a grant date fair value equal to the applicable Retainer Cash Payment.  Each Retainer RSU will be granted on the date that the applicable Retainer Cash Payment was scheduled to be paid, and all of the shares underlying the Retainer RSUs will vest and become exercisable six months from the date of grant, subject to continued service as a director through the applicable vesting date.  The Retainer RSUs will be subject to certain terms and conditions as described below under the section titled “Director Compensation—Equity Compensation.”

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

Equity Compensation.  Nondiscretionary, automatic grants of RSUs will be made to our non-employee directors.

●

Initial Grant.  Generally, each person who first becomes a non-employee director will be granted RSUs having a grant date fair value equal to $115,000, or the Initial Grant.  The Initial Grant will be granted on the date of the first meeting of our board of directors or compensation committee occurring on or after the date on which the individual first became a non-employee director.  The Initial Grant will vest and become exercisable as to one thirty-sixth (1/36th) of the shares subject to such Initial Grant on each monthly anniversary of the commencement of the non-employee director’s service as a director, subject to the continued service as a director through the applicable vesting date. Notwithstanding the foregoing, Dr. Tamara Elias was appointed as a non-employee director on December 12, 2019, and she did not receive an Initial Grant.

●

Annual Grant.  Once each calendar year, on the same date that our board of directors grants annual equity awards to our senior executives, each non-employee director will be granted RSUs having a grant date fair value equal to $75,000, or the Annual Grant.  All of the shares underlying the Annual Grant will vest and become exercisable one year from the date of grant, subject to continued service as a director through the applicable vesting date.

The grant date fair value is the closing sales price for the Company’s common stock (or the closing bid, if no sales were reported) as quoted on such exchange or system on the date such award is granted.

Any RSUs granted under our outside director compensation policy will fully vest and become exercisable in the event of a change in control, as defined in our 2015 Plan, provided that the holder remains a director through such change in control.  Further, our 2015 Plan provides that in the event of a merger or change in control, as defined in our 2015 Plan, each outstanding equity award granted under our 2015 Plan that is held by a non-employee director will fully vest, all restrictions on the shares subject to such award will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable, provided such optionee remains a director through such merger or change in control.

Compensation for Fiscal Year 2019

The following table sets forth a summary of the compensation received by our non-employee directors who received compensation during our fiscal year ended December 31, 2019:

Name	Fees earned or	Option awards(1)	Stock	Total
	paid in cash		awards(2)
James G. Cullen	$87,500	$-	$75,000	$162,500
Donald A. Lucas (3)	67,500	-	75,000	142,500
James B. McElwee	65,000	-	75,000	140,000
Tamara Elias (4)	-	-	-	-

(1)	As of December 31, 2019, Messrs. Cullen, Lucas, and McElwee had outstanding options to purchase a total of 327, 310 and 284 shares of our common stock.
(2)	During 2019, all non-employee directors that were directors at the time of grant received an Annual RSU grant.
(3)	Mr. Lucas passed away in January 2020.
(4)	Dr. Elias was appointed to serve on the board of directors on December 12, 2019. Given the timing of the appointment, she did not receive any form of compensation during the fiscal year.

Directors who are also our employees receive no additional compensation for their service as directors.  During 2019, Jeffrey M. Soinski, our President, Chief Executive Officer and a director, was also our employee.  See the section titled “Summary Compensation Table” below for additional information about the compensation for Mr. Soinski.

Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019, the Board of Directors approved an additional 40,000 shares to be made available under the ODPP. Effective on March 2, 2020, the Board of Directors approved an additional 125,000 shares to be made available under the ODPP.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders.  The following table provides information as of December 31, 2019, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	915,905	$1,309.47	96,896

(1)

Includes the following plans: our 2009 Stock Plan and our 2015 Plan.  Our 2015 Plan provides that on the first day of each fiscal year commencing in fiscal year 2016, the number of shares authorized for issuance under the 2015 Plan is automatically increased by a number equal to the lesser of (i) 42,250 shares of common stock, (ii) 5.0% of the aggregate number of shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors.

(2)	The weighted average exercise price does not take into account outstanding restricted stock, or RSUs, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of December 31, 2019 for:

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

Applicable percentage ownership is based on 10,364,663 shares of our common stock outstanding as of December 31, 2019. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2019.  However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Named Executive Officers and Directors:

Jeffrey M. Soinski(1)	33,155	*
Himanshu Patel(2)	70,586	*
Mark Weinswig(3)	22,670	*
James G. Cullen(4)	8,248	*
Donald A. Lucas(5)	4,974	*
James B. McElwee(6)	4,925	*
Tamara N. Elias	-	*
All executive officers, directors and director nominees as a group (7 individuals)(7)	144,558	*

*	Represents ownership of less than 1%
(1)	Consists of (i) 31,361 shares of common stock held of record by Mr. Soinski and (ii) 1,794 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2019.
(2)

Consists of (i) 22,610 shares of common stock held of record by Mr. Patel, (ii) warrants to purchase 5,000 shares of common stock, (iii) 603 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2019 and (iv) 42,373 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock.

(3)	Consists of 22,670 shares of common stock held of record by Mr. Weinswig.
(4)

Consists of (i) 4,635 shares of common stock held of record by 2000 James Cullen Generation Skipping Family Trust, (ii) 184 shares of common stock held by Gilbert Investments, LLC and (iii) 3,429 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2019. Mr. Cullen has sole voting and dispositive power with respect to shares held by Gilbert Investments, LLC and James Cullen Generation Skipping Family Trust.  Mr. Cullen does not have a pecuniary interest in the James Cullen Generation Skipping Family Trust and disclaims beneficial ownership in Gilbert Investments, LLC except to the extent of his pecuniary interest therein.

(5)

Consists of (i) 58 shares of common stock held of record by Lucas Venture Group III, LP and (ii) 4,602 shares of common stock held of record by Mr. Lucas, and (iii) 314 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2019.

(6)	Consists of (i) 4,639 shares of common stock held of record by Mr. McElwee, and (iii) 286 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2019.
(7)

Consists of (i) 90,759 shares of common stock, (ii) warrants to purchase 5,000 shares of common stock (iii) 6,426 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2019 and (iv) 42,373 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock.

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

Master Services Agreement

We entered into a Master Services Agreement effective September 1, 2015, which we refer to as the MSA, with Consensys Imaging Service, Inc., or Consensys.  Jeffrey M. Soinski, our President, Chief Executive Officer and member of our Board of Directors was also a member of the Board of Directors of Consensys at the time we entered into the MSA.  Under the MSA, we may enter into any number of Statements of Work, each of which is governed by the general terms of the MSA.  We entered into a Statement of Work effective as of January 15, 2016, pursuant to which Consensys provides field engineers to assist with the installation, service and maintenance of our Lightbox consoles for a fixed fee depending on the type of service.  The Statement of Work has no expiration date and remains in effect.  The total amounts we paid to Consensys in 2018 and 2019 were $84,000 and $81,000, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us for the years ended December 31, 2019 and 2018 by
Moss Adams or E&Y, as applicable.  All fees below were approved by our Audit Committee.

Year ending December 31,	2019	2018
Audit fees(1)(2)(3)	$469,832	$808,511
Audit related fees	13,650	13,650
Tax fees	—	37,785
Total	$483,482	$859,946

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.  For the years ended December 31, 2019 and 2018, audit fees also include fees related to our public offerings and review of documents filed with the SEC of $95,045 and $99,400, respectively.

(2)	For the fiscal year ended December 31, 2019, all Audit fees were paid to Moss Adams.
(3)	For the fiscal year ended December 31, 2018, Audit fees of $255,000 and $553,511 were paid to E&Y and Moss Adams, respectively.

Auditor Independence

In our fiscal year ended December 31, 2019, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.  All fees paid to E&Y and Moss Adams for our fiscal years ended December 31, 2019 and 2018 were pre-approved by our audit committee.

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

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2018	$146	$120	$6	$260
Fiscal year ended 2019	$260	$(56)	$185	$19

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2018	$55	$45	$90	$10
Fiscal year ended 2019	$10	$17	$21	$6

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4 (3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.5 (4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
3.6 (5)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
3.7 (5)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.8 (6)	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc.
4.1 (7)	Specimen Common Stock certificate of the registrant.
4.2 (5)	Specimen Series 1/2 warrant of the registrant.
4.3 (8)	Specimen Common Stock certificate of the registrant.
4.4 (9)	Specimen Series 1/2 warrant of the registrant.
4.5	Description of Registrant’s Securities
10.1 (10)	Form of Indemnification Agreement for directors and executive officers.
10.2 (11)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3 (11)	2014 Preferred Stock Plan.
10.4 (12)	2015 Equity Incentive Plan, as amended
10.5 (10)	Form of Restricted Stock Unit Award Agreement.
10.6 (10)	Form of Stock Option Agreement.
10.7 (10)	2015 Employee Stock Purchase Plan.
10.8 (10)	Executive Incentive Compensation Plan.
10.9 (11)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.

Exhibit Number	Exhibit Title
10.10 (11)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (11)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (14)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.13 (11)	Employment Letter dated December 29, 2010 by and between the registrant and Matthew B. Ferguson.
10.14 (11)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.15 (11)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and Matthew B. Ferguson.
10.16 (15)	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.17 (4)	Registration Rights Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.18 (11)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between the registrant and holders of convertible promissory notes.
10.19 (11)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between the registrant and holders of convertible promissory notes.
10.20 (13)

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.21 (13)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.23 (14)	Purchase Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.24 (16)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.26 (17)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.27 (18)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.28 (4)	Amendment No. 2 to Term Loan Agreement, dated as of February 14, 2018, by and among the registrant and the lenders party thereto.
10.29 (4)	Series A Preferred Stock Purchase Agreement, dated as of February 14, 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.30 (19)	Securities Purchase Agreement, dated as of July 12, 2018, by and among the registrant and the purchasers identified on the signature pages thereto.
10.31 (20)	Separation Agreement and Release, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.32 (20)	Master Consulting Agreement, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.33 (20)	Employment Offer Letter, dated as of June 11, 2018, between the registrant and Mark Weinswig.
10.34 (20)	Change of Control and Severance Agreement, dated as of June 25, 2018, between the registrant and Mark Weinswig.
10.35 (21)	Officer and Director Share Purchase Plan.
10.36 (22)	Change of Control and Severance Agreement, dated as of October 10, 2013, between the registrant and Himanshu Patel.
10.37 (23)	Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC.
10.38 (24)	Amended and Restated 2015 Equity Incentive Plan
10.39 (25)	Amended and Restated Officer and Director Share Purchase Plan
10.40	Amendment No. 1 to Amended and Restated Officer and Director Share Purchase Plan
10.41	Amendment No. 3 to Term Loan Agreement dated as of March 2, 2020, by and among the registrant and the lenders party thereto
10.42	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated March 29, 2018, by and between the registrant and Jeff Soinski
10.43	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated October 10, 2013, by and between the registrant and Himanshu Patel
10.44	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated June 25, 2018, by and between the registrant and Mark Weinswig
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.
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

(5)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2018, and incorporated by reference herein.
(6)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019, and incorporated by reference herein.
(7)

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

(10)

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

(12)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(13)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.
(14)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.
(15)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, and incorporated by reference herein.
(16)

Previously filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221368), filed with the Securities and Exchange Commission on November 6, 2017, and incorporated by reference herein.

(17)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(18)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.
(19)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.
(20)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(21)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018, and incorporated by reference herein.
(22)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019, and incorporated by reference herein.
(23)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019, and incorporated by reference herein.
(24)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2019, and incorporated by reference herein.
(25)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2019, and incorporated by reference herein.

ITEM 16.     FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, and the

Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avinger, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, the related notes and the financial statement schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As disclosed in Note 2 to the financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842, and in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of ASC Topic No. 606.

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

March 5, 2020

We have served as the Company’s auditor since 2017.

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,943	$16,410
Accounts receivable, net of allowance for doubtful accounts of $19 and $260 at December 31, 2019 and 2018, respectively	1,458	1,154
Inventories	3,912	3,422
Prepaid expenses and other current assets	311	635
Total current assets	16,624	21,621

Right of use asset	4,856	—
Property and equipment, net	1,661	2,078
Other assets	684	—
Total assets	$23,825	$23,699

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$663	$1,148
Accrued compensation	1,782	1,197
Series A preferred stock dividends payable	—	2,918
Accrued expenses and other current liabilities	654	1,449
Leasehold liability, current portion	722	—
Borrowings	8,967	7,486
Total current liabilities	12,788	14,198

Leasehold liability, long-term portion	4,135	—
Other long-term liabilities	7	41
Total liabilities	16,930	14,239

Commitments and contingencies (Note 8)

Stockholders’ equity:

Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2019 and 2018
Shares issued and outstanding: 48,503 and 45,671 at December 31, 2019 and 2018, respectively; aggregate liquidation preference related to Series A convertible preferred stock of $48,325 and $44,718 at December 31, 2019 and 2018, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2019 and 2018
Shares issued and outstanding: 10,364,663 and 3,492,200 at December 31, 2019 and 2018, respectively	10	3
Additional paid-in capital	355,220	338,342
Accumulated deficit	(348,335)	(328,885)
Total stockholders’ equity	6,895	9,460
Total liabilities and stockholders’ equity	$23,825	$23,699

All share and per share data reflect the impact of the reverse stock split. See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenues	$9,131	$7,915
Cost of revenues	6,264	6,531
Gross profit	2,867	1,384

Operating expenses:
Research and development	5,692	6,009
Selling, general and administrative	16,534	18,404
Total operating expenses	22,226	24,413
Loss from operations	(19,359)	(23,029)

Interest income	288	214
Interest expense	(1,480)	(5,692)
Other income, net	1,101	949
Net loss and comprehensive loss	(19,450)	(27,558)
Accretion of preferred stock dividends	(3,580)	(2,918)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	(5,216)
Net loss applicable to common stockholders	$(23,030)	$(35,692)
Net loss per share attributable to common stockholders, basic and diluted	$(3.18)	$(33.42)

Weighted average common shares used to compute net loss per share, basic and diluted	7,239	1,068

All share and per share data reflect the impact of the reverse stock split. See accompanying notes.

AVINGER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2017	—	$—	83,359	$1	$265,636	$(301,327)	$(35,690)
Issuance of common stock under officers’ and directors’ purchase plan	—	—	4,401	—	21	—	21
Employee stock-based compensation	—	—	—	—	3,080	—	3,080
Exercises of warrants for common stock	—	—	29,050	—	581	—	581
Common stock issued to a vendor	—	—	8,000	—	106	—	106
Issuance of common stock in July public offering, net of commissions and issuance costs	—	—	216,618	—	3,026		3,026
Issuance of Series B preferred stock, net of commissions and issuance costs	17,979	—	—	—	15,525	—	15,525
Conversion of Series B preferred stock into common stock	(16,278)	—	813,914	—	—	—	—
Issuance of common stock and Series C preferred stock in November public offering, net of commissions and issuance costs	8,586	—	728,500	—	10,179	—	10,179
Conversion of Series C preferred stock into common stock	(6,416)	—	1,604,000	2	(2)	—	—
Conversion of CRG into Series A preferred stock	41,800	—	—	—	42,794	—	42,794
Issuance of common stock to Lincoln Park	—	—	4,358	—	314	—	314
Accretion of Series A preferred stock dividends	—	—	—	—	(2,918)	—	(2,918)
Net and comprehensive loss	—	—	—	—	—	(27,558)	(27,558)
Balance at December 31, 2018	45,671	—	3,492,200	3	338,342	(328,885)	9,460
Issuance of common stock upon vesting of restricted stock units	—	—	101,488	—	—	—	—
Issuance of common stock under officers and directors purchase plan	—	—	36,087	—	72	—	72
Employee stock-based compensation	—	—	—	—	2,091	—	2,091
Exercise of warrants for common stock	—	—	1,998,079	2	7,991	—	7,993
Issuance of common stock in August public offerings, net of commissions and issuance costs	—	—	3,813,559	4	3,807	—	3,811
Issuance of Series A preferred stock to pay dividends	6,525	—	—	—	6,498	—	6,498
Conversion of Series B preferred stock into common stock	(1,523)	—	380,750	—	—	—	—
Conversion of Series C preferred stock into common stock	(2,170)	—	542,500	1	(1)	—	—
Accretion of Series A preferred stock dividends	—	—	—	—	(3,580)	—	(3,580)
Net and comprehensive loss	—	—	—	—	—	(19,450)	(19,450)
Balance at December 31, 2019	48,503	$—	10,364,663	$10	$355,220	$(348,335)	$6,895

All share and per share data reflect the impact of the reverse stock split. See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(19,450)	$(27,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890	1,281
Amortization of debt issuance costs and debt discount	171	117
Stock-based compensation	2,091	3,080
Noncash interest expense and other charges	1,575	5,634
Common stock issued for services	—	106
Provision for excess and obsolete inventories	272	914
Other non-cash charges	(51)	126
Changes in operating assets and liabilities:
Accounts receivable	(248)	(160)
Inventories	(1,169)	(92)
Prepaid expenses and other current assets	128	5
Other assets	658	340
Accounts payable	(485)	(125)
Accrued compensation	585	334
Leasehold liability	(1,402)	—
Accrued expenses and other current liabilities	(795)	(2,208)
Other long-term liabilities	(34)	(260)
Net cash used in operating activities	(17,264)	(18,466)

Cash flows from investing activities
Purchase of property and equipment	(88)	(32)
Proceeds from sale of property and equipment	18	28
Net cash used in investing activities	(70)	(4)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	15,525
Proceeds from issuance of common stock and convertible preferred stock, net of issuance costs	—	10,179
Proceeds from issuance of common stock under officers’ and directors’ purchase plan	63	21
Proceeds from public offerings, net of issuance costs		3,026
Proceeds from exercise of common stock warrants	7,993	581
Debt discount in connection with loan amendment	—	(155)
Proceeds from the issuance of common stock	3,811	314
Net cash provided by financing activities	11,867	29,491

Net change in cash and cash equivalents	(5,467)	11,021
Cash and cash equivalents, beginning of period	16,410	5,389
Cash and cash equivalents, end of period	$10,943	$16,410

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$60

Noncash investing and financing activities:
Conversion of CRG loan principal and accrued interest into Series A Convertible preferred stock	$—	$42,794
Issuance of Series A preferred stock as dividend payment	$6,498	$—
Disposal of fully depreciated property and equipment	$54	$2,849
Accretion of Series A Convertible preferred stock dividends	$3,580	$2,918
Reclassification of right of use asset to prepaid rent	$462	$—
Increase to right of use asset and leasehold liability arising from lease amendment	$4,680	$—
Transfer between inventory and property and equipment	$408	$51

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2019, the Company had an accumulated deficit of $348.3 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $10.9 million at December 31, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the third quarter of 2020. Even though we received net proceeds of $3.7 million from the sale of our common stock in our January 2020 offering, net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, proceeds from issuance of common stock upon the exercise of warrants during April and May of 2019 of $8.0 million, net proceeds of $10.2 million from the sale of our Series C preferred stock and common stock in our November 2018 offering, net proceeds of $3.0 million from the sale of common stock and warrants in our July 2018 offering, and net proceeds of $15.5 million from the sale of our Series B preferred stock and warrants in our February 2018 offering, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at December 31, 2019 and 2018 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”).

On January 30, 2018, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-40 reverse stock split of the Company’s common stock. Further, on June 19, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect an additional 1-for-10 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 21, 2019. The par values of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock splits. All common stock, stock options, and restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2019 and 2018. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2019 and 2018, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of December 31, 2019 and 2018. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2019 and 2018.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At December 31, 2019 and 2018, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2019 and 2018, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience, and management judgment. Accounts receivable balances are reviewed individually for collectability. To date, the Company has not experienced significant credit-related losses. Accounts receivable provision and recoveries or write-offs are summarized as follows (in thousands):

	2019	2018
Balance, beginning of year	$260	$146
Provision	(56)	120
Recoveries/write-offs	(185)	(6)
Balance, end of year	$19	$260

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

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets of generally three to five years. Depreciation expense includes the amortization of assets acquired under capital leases and equipment located at customer sites. Equipment held by customers is comprised of the Lightboxes located at customer sites under a lease or placement agreement and are recorded at cost. Upon execution of a lease or placement agreement, the related equipment is reclassified from inventory to the property and equipment account. Depreciation expense for equipment held by customers is recorded as a component of cost of revenues. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful economic life of the asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2019.

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

The Company evaluates its lease and commercial evaluation program agreements and accounts for these contracts under the guidance in Accounting Standards Codification (“ASC”) 842, Leases and ASU No. 2014 09, Revenue from Contracts with Customers (Topic 606). The guidance requires arrangement consideration to be allocated between a lease deliverable and a non-lease deliverable based upon the relative selling-price of the deliverables.

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

For sales through distributors, the Company recognizes revenue when control of the product transfers from the Company to the distributor. The distributors are responsible for all marketing, sales, training and warranty in their respective territories. The standard terms and conditions contained in the Company’s distribution agreements do not provide price protection or stock rotation rights to any of its distributors. In addition, its distributor agreements do not allow the distributor to return or exchange products, and the distributor is obligated to pay the Company upon invoice regardless of its ability to resell the product.

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

Cost of Revenues

Cost of revenues consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of revenues also includes depreciation expense for the Lightboxes under lease agreements, product warranty costs, product written-off due to excess or obsolescence, and certain direct costs such as shipping costs.

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

	2019	2018
Balance, beginning of year	$272	$390
Warranty provision	71	333
Usage/Release	(128)	(451)
Balance, end of year	$215	$272

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

Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSU”), based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As allowed under ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, we account for forfeitures as they occur.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income (expense), net. During the years ended December 31, 2019 and 2018, the Company recorded $11,000 and $(13,000) of foreign currency exchange net (gains)/losses, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2019 and 2018, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of December 31, 2019 and 2018, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(23,030)	$(35,692)
Weighted average common stock outstanding	7,239	1,068
Net loss per share attributable to common stockholders, basic and diluted	$(3.18)	$(33.42)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Year Ended December 31,
	2019	2018
Common stock options	7,549	7,179
Convertible preferred stock	45,015	41,398
Unvested restricted stock units	471,252	92,245
Common stock warrant equivalents	3,197,208	2,077,871
	3,721,024	2,218,693

Comprehensive Loss

For the years ended December 31, 2019 and 2018, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the years ended December 31, 2019 and 2018, 93% and 94%, respectively, of the Company’s revenues were in the United States, based on the shipping location of the external customer.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance on January 1, 2018 and such adoption did not have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The Company adopted this guidance on January 1, 2019 using the modified retrospective approach. This adoption resulted in the recognition of a right of use asset and a corresponding leasehold liability related to the Company’s building lease on the balance sheet of approximately $1.8 million with no material impact on the statements of operations and comprehensive loss. To maintain comparability between periods, the Company reclassified sublease payments received of approximately $962,000 that were netted against rent expense included in selling, general and administrative expenses in the year ended December 31, 2018 to other income on the statement of operations and comprehensive loss. In addition, the Company elected to take advantage of the available practical expedients.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this guidance on July 1, 2018 and such adoption did not have a material impact on the Company’s financial statements.

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

As of December 31, 2019 and 2018, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of December 31, 2019 and 2018, there were no financial assets and liabilities categorized as Level 2. During the year ended December 31, 2018, the Company issued warrants to purchase common stock categorized as Level 3, see Note 9 for further details. There were no transfers between fair value hierarchy levels during the years ended December 31, 2019 and 2018.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$1,426	$1,162
Work-in-process	596	158
Finished products	1,890	2,102
Total inventories	$3,912	$3,422

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Computer software	$122	$124
Computer equipment	144	197
Machinery and equipment	1,878	1,784
Furniture and fixture	78	78
Leasehold improvements	311	326
Equipment held by customers	3,076	2,718
	5,609	5,227
Less: Accumulated depreciation and amortization	(3,948)	(3,155)
Add: Construction-in-progress	—	6
	$1,661	$2,078

Depreciation expense for the years ended December 31, 2019 and 2018, was approximately $890,000 and $934,000, respectively. Property and equipment include certain equipment that is leased to customers and located at customer premises. The Company retains the ownership of the equipment held for evaluation and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers of $586,000 and $499,000 was recorded in cost of revenues during the years ended December 31, 2019 and 2018, respectively. The net book value of this equipment was $1.2 million and $1.4 million at December 31, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued sales tax	$18	$435
Accrued professional fees	30	41
Accrued travel expenses	89	74
Accrued product warranty costs	214	272
Accrued clinical trial costs	101	111
Accrued restructuring charge	—	98
Other accrued liabilities	202	418
	$654	$1,449

7. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement, as amended (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company had the right to borrow up to $50 million in principal amount from CRG on or before March 29, 2017. The Company borrowed $30 million on September 22, 2015. The Company borrowed an additional $10 million on June 15, 2016 under the Loan Agreement.

On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38 million of the principal amount of the senior secured term loan (plus $3.8 million in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock (see below). On March 2, 2020, the Loan Agreement was again amended as set forth below.

Under the Loan Agreement, as amended, no cash payments for either principal or interest are due until the third quarter of 2021. The accrued interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the third quarter of 2021, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.4 million with total principal payments of $2.7 million in 2021, $5.5 million in 2022 and $2.7 million in 2023.

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after seven and half years of the loan. Each tranche of borrowing required the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 15.0% of the amounts borrowed plus any payment-in-kind (“PIK”) is to be payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets.

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the original Loan Agreement included a covenant that the Company maintain a minimum of $5 million of cash and certain cash equivalents, and the Company had to achieve certain minimum revenues. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change.

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

●

modify the financial covenants to reduce the minimum liquidity requirement to $3.5 million at all times, to eliminate the minimum revenue requirements for 2018 and 2019, and to reduce the minimum revenue requirements to $15  million for 2020, $20 million for 2021 and $25 million for 2022; and

●	provide CRG with board observer rights.

On March 2, 2020, the Company entered into Amendment No. 3 to the Loan Agreement to, among other things:

●	Extend the period that the Company can make interest payments in payment in kind (PIK) to June 30, 2020;
●	Lower the Minimum Revenue Covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022;
●	Insert certain terms to clarify that all fees, including the prepayment premium, are due if the obligations are accelerated; and
●	Insert a new provision to make clear that to the extent the Company divides its assets/liabilities into divisions, such assets/liabilities will be treated as transferred to a third party.

As of December 31, 2019, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of December 31, 2019, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all aforementioned amendments including those occurring after our fiscal year end, were as follows (in thousands):

Year Ending December 31,
2020	$—
2021	3,400
2022	6,266
2023	4,518
14,184
Less: Amount of PIK additions and facility fee to be accreted subsequent to December 31, 2019	(4,629)
Less: Amount representing debt financing costs	(588)
Borrowings, as of December 31, 2019	$8,967

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2019 and 2018, the balance of the aggregate debt discount was approximately $588,000 and $757,000, respectively. The Company’s interest expense associated with the amortization of debt discount amounted to $169,000 and $117,000 during the years ended December 31, 2019 and 2018, respectively. The Company incurred total interest expense of approximately $1.5 million and $5.4 million during the years ended December 31, 2019 and 2018, respectively.

Due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at December 31, 2019 and 2018 is classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities. The sublease agreement commenced on approximately December 1, 2017 and expired on November 15, 2019 (which was 15 days prior to the expiration of the facility lease). The sublessee paid a base rent of $82,410 per month. In addition to the base rent, the sublessee paid the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility.

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

Additionally, as a result of the adoption of Topic 842, the Company recorded $1.1 million of sublease payments received in other income on the statement of operations and comprehensive loss during the year ended December 31, 2019. To maintain comparability between periods, the Company reclassified these payments received of approximately $962,000 in the year ended December 31, 2018 that were previously netted against rent expense included in selling, general and administrative expenses to the same line item on the statement of operations.

On April 1, 2019, we entered into an amendment to the lease which extended the lease term for an additional period of five years subsequent to the original expiration of November 30, 2019. As amended, the lease will expire on November 30, 2024. Under the terms of the amendment, we are obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. This amendment does not extend the term of the lease with respect to the building being subleased.

In connection with the amendment the Company adjusted its right-of-use asset and lease liability to $6.0 million. As of the date of the amendment, the operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease do provide an implicit rate.

For the year ended December 31, 2019, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $1.4 million. Rent expense for the year ended December 31, 2018 was approximately $2.0 million. Operating right-of-use asset amortization for the year ended December 31, 2019 was approximately $676,000. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $461,000 as prepaid rent included in other assets on the balance sheet as of December 31, 2019.

The following table presents the future operating lease payments and lease liability included on the balance sheet related to the Company’s operating lease as of December 31, 2019 (in thousands):

Year Ending December 31,
2020	$1,085
2021	1,123
2022	1,162
2023	1,203
2024	1,138
5,711
Less: Imputed interest	(854)
Leasehold liability as of December 31, 2019	$4,857

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

9. Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 48,503 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019 and December 2019, 2,945 and 3,580 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2019. As of December 31, 2019, 48,325 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $3.6 million and $2.9 million during the years ended December 31, 2019 and 2018, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2019, 1,523 of these shares converted into 380,750 shares of common stock and 178 shares of Series B preferred stock remained outstanding.

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

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. As of December 31, 2018, there were 2,170 shares of Series C preferred stock outstanding. During the year ended December 31, 2019, all 2,170 of these shares were converted into 542,500 shares of common stock and no shares remained outstanding.

Common Stock

At December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 10,364,663 shares were issued and outstanding.

Common Stock Warrants

In connection with the issuance of the Company’s Series E convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor, all of which expired on September 2, 2019.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 1,797,900 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. The Company determined that the Series B Warrants should be classified as equity. As of December 31, 2019, Series B Warrants to purchase an aggregate of 1,768,850 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 216,618 shares of common stock, the Company issued warrants that provide for the purchase of 108,309 shares of common stock at $15.80 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of December 31, 2019, all of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 2,875,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 250 shares of common stock. The Company determined that the warrants should be classified as equity. As of December 31, 2018, all 2,875,000 of these warrants were outstanding at a conversion rate of ten warrants for each share of common stock. During the year ended December 31, 2019, warrants were exercised for an aggregate of 1,998,079 shares of common stock with proceeds to the Company of approximately $8.0 million. As of December 31, 2019, warrants to purchase an aggregate of 876,840 shares of common stock remain outstanding.

The Company accounted for the common stock warrants issued during the year ended December 31, 2018 as issuance costs relating to the respective equity financing, and used the Black-Scholes method to estimate their fair value. The fair value of the common stock warrants issued in July 2018 and November 2018 was not significant. The assumptions used to estimate the fair values of the common stock warrants issued in February 2018 were as follows:

Expected term (years)	7
Expected volatility	55%
Risk-free interest rate	2%
Dividend rate	—

As of December 31, 2019 and 2018, warrants to purchase an aggregate of 2,753,999 and 4,757,539 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 3,300 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 4,225 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 300,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. On June 19, 2019, the Company’s stockholders approved an additional 800,000 increase to the 2015 Plan. As of December 31, 2019, 96,896 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Balance at December 31, 2017	7,663	$2,917.30		$—
Options granted	3,100	$16.70
Options expired	(2,550)	$2,725.80
Options forfeited	(259)	$3,493.70
Balance at December 31, 2018	7,954	$1,707.30		$—
Options expired	(448)	$3,061.09
Options forfeited	(105)	$1,929.52
Balance at December 31, 2019	7,401	$1,309.47	6.81	$—

Exercisable at December 31, 2019	7,224	$1,310.25	6.80	$—

Vested and expected to vest at December 31, 2019	7,401	$1,309.47	6.81	$—

Additional information related to the status of options as of December 31, 2019 is summarized as follows:

Options Outstanding				Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Options	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$16.70	3,100	8.44	$16.70	3,100	$16.70
$204.00	5	7.56	$204.00	3	$204.00
$820.00	1,001	7.21	$820.00	856	$820.00
$1,052.00	46	7.18	$1,052.00	36	$1,052.00
$1,420.00	70	6.84	$1,420.00	70	$1,420.00
$1,472.00	10	6.83	$1,472.00	8	$1,472.00
$1,800.00	2,440	5.00	$1,800.00	2,440	$1,800.00
$1,980.00	28	0.32	$1,980.00	28	$1,980.00
$4,364.00	10	5.18	$1,980.00	10	$1,980.00
$4,404.00	25	6.43	$4,404.00	25	$4,404.00
$4,952.00	18	6.33	$4,952.00	18	$4,952.00
$5,040.00	24	1.47	$5,040.00	24	$5,040.00
$5,184.00	151	6.19	$5,184.00	141	$5,184.00
$5,196.00	241	6.18	$5,196.00	233	$5,196.00
$5,940.00	14	2.02	$5,940.00	14	$5,940.00
$6,084.00	11	5.58	$6,084.00	11	$6,084.00
$7,290.00	3	4.04	$7,290.00	3	$7,290.00
$7,844.00	110	5.91	$7,844.00	110	$7,844.00
$8,100.00	94	3.73	$8,100.00	94	$8,100.00
	7,401	6.81	$1,309.47	7,224	$1,310.25

There were no options exercised during the year ended December 31, 2019. As of December 31, 2019, there was approximately $72,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 1.0 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2019 and 2018.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2017	509	$2,377.80	2.87
Awarded	297,753	$15.00
Released	(128)	$2,739.70
Forfeited	(4,068)	$59.70
Awards outstanding at December 31, 2018	294,066	$17.34	3.09
Awarded	764,151	$1.24
Released	(101,575)	$17.95
Forfeited	(48,138)	$10.57
Awards outstanding at December 31, 2019	908,504	$4.09	1.81

As of December 31, 2019, there was approximately $3.0 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.8 years. The 908,504 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $1.0 million. The Company used the closing market price of $1.14 per share at December 31, 2019, to determine the aggregate fair value for the RSUs outstanding at that date. For the years ended December 31, 2019 and 2018, the fair value of RSUs vested was approximately $116,000 and $1,500, respectively.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019, the Board of Directors approved an additional 40,000 shares to be made available under the ODPP. Common stock issued under the ODPP during the year ended December 31, 2019 totaled 36,087 shares. As of December 31, 2019, there were 20,204 shares reserved for issuance under the ODPP.

10. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized, before taxes, during the years ended December 31, 2019 and 2018, is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenues	$169	$97
Research and development expenses	535	547
Selling, general and administrative expenses	1,387	2,436
	$2,091	$3,080

11. Income Taxes

For the years ended December 31, 2019 and 2018, the Company’s provision for income taxes consisted of zero state income tax expense. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Tax at federal statutory rate	$(4,084)	$(5,787)
State taxes, net of federal benefit	(1,022)	(1,023)
Permanent differences	97	228
Change in valuation allowance	5,205	6,582
Research credits	(192)	—
Other	(4)	—
Provision for taxes	$—	$—

Significant components of the Company’s net deferred tax assets as of December 31, 2019 and 2018 consist of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Federal, state and foreign net operating losses	$75,863	$70,286
Research and other credits	4,361	3,655
Operating lease liability	1,237	—
Accruals and other	2,847	4,317
Total deferred tax assets	84,308	78,258
Less: Valuation allowance	(82,755)	(78,082)
Total net deferred tax assets	1,553	176
Deferred liabilities:
Fixed assets	(198)	(176)
Operating lease right of use asset	(1,355)	—
Total deferred tax liabilities	(1,553)	(176)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by $4.7 million and increased by $7.6 million during the years ended December 31, 2019 and 2018, respectively.

In connection with the adoption of ASC 842 in the quarter ended March 31, 2019, the Company recognized a deferred tax liability in the amount of $1.4 million related lease liabilities and a deferred tax asset in the amount of $1.2 million for the year ended December 31, 2019. Additionally, the Company decreased the net deferred tax asset by $6,000, retroactive to December 31, 2018. The net effect of these adjustments to the deferred tax asset and liability is offset with an adjustment to the valuation allowance.

As of December 31, 2019, the Company had approximately $301.0 million of federal and $216.1 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2027 and 2019, respectively. Out of the Federal net operating loss carryforwards, $43.5 million were generated post December 31, 2017 and have no expiration.

As of December 31, 2019, the Company also had approximately $3.4 million and $3.6 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2027, and the California research credits do not expire and may be carried forward indefinitely.

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

A reconciliation of the beginning and ending amount of the gross recognized tax benefit is as follows (in thousands):

	As of December 31,
	2019	2018
Balance at beginning of year	$1,760	$1,747
Increase based on the tax positions in the current year	177	29
Decrease for tax positions of prior year	157	(16)
Balance at end of year	$2,094	$1,760

As of December 31, 2019, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company’s tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2019 or 2018.

 12. Related-Party Transactions

In October 2015, the Company entered into an agreement with Consensys Imaging Service (“Consensys”) to provide field engineers to assist the Company with the installation, service and maintenance of its Lightbox consoles. Jeffrey M. Soinski, the Company’s President, Chief Executive Officer and a member of its Board of Directors was also a member of the Board of Directors of Consensys until October 2017. For the years ended December 31, 2019 and 2018, Consensys provided services to the Company of $80,000 and $84,000, respectively. As of December 31, 2019 and 2018, amounts due to Consensys included in accounts payable and accrued liabilities, were $27,000 and $12,000, respectively.

13. 401(k) Plan

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

14. Subsequent Events

On January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

On March 2, 2020, Avinger, Inc. (the “Company”) entered into Amendment No. 3 to Term Loan Agreement (the “Amendment”) with CRG Partners III L.P. and certain of its affiliated funds, as lenders (the “Lenders”), which amended the Term Loan Agreement, dated as of September 22, 2015, by and among the Company, certain of its subsidiaries from time to time party thereto as guarantors and the Lenders (as amended, the “Term Loan Agreement”).  The Amendment amended the Term Loan Agreement to, among other things:

●	Extend the period that the Company can make interest payments in payment in kind (PIK) to June 30, 2020;
●	Lower the Minimum Revenue Covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022;
●	Insert certain terms to clarify that all fees, including the prepayment premium, are due if the obligations are accelerated; and
●	Insert a new provision to make clear that to the extent the Company divides its assets/liabilities into divisions, such assets/liabilities will be treated as transferred to a third party.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is included as Exhibit 10.41 in our Annual Report on Form 10-K filed on March 5, 2020, and which is incorporated herein in its entirety by reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 5, 2020	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2020	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Soinski and Mark Weinswig, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer);	March 5, 2020
Jeffrey M. Soinski	Director

/s/ Mark Weinswig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2020
Mark Weinswig

/s/ James B. McElwee	Director	March 5, 2020
James B. McElwee

/s/ James G. Cullen	Director	March 5, 2020
James G. Cullen

/s/ Tamara Elias	Director	March 5, 2020
Tamara Elias