Form 10-Q
period 2020-03-31
Avinger Inc
filed 2020-05-13
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 8, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,336,355.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our current clinical studies and any additional clinical studies we initiate;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by the FDA for enhanced versions of Pantheris, Ocelot and Lightbox;

●	the expected timing of 510(k) submission to the FDA, and associated marketing clearances by the FDA, for additional versions of Pantheris, Ocelot and Lightbox;

●	the expected growth in our business and our organization;

●

our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris and Ocelot to qualify for reimbursement codes used by other atherectomy products;

●	our ability to continue as a going concern;

●	our ability to remain in compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

●	our ability to identify and develop new and planned products and acquire new products;

●	our financial performance;

●	the effects of the COVID-19 outbreak on our business and results of operations;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally; and

●	developments and projections relating to our competitors or our industry.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,862	$10,943
Accounts receivable, net of allowance for doubtful accounts of $19 at March 31, 2020 and December 31, 2019	1,352	1,458
Inventories	3,875	3,912
Prepaid expenses and other current assets	1,024	311
Total current assets	16,113	16,624

Right of use asset	4,663	4,856
Property and equipment, net	1,387	1,661
Other assets	637	684
Total assets	$22,800	$23,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,385	$663
Accrued compensation	1,306	1,782
Series A preferred stock dividends payable	967	—
Accrued expenses and other current liabilities	695	654
Leasehold liability, current portion	743	722
Borrowings, current portion	9,365	8,967
Total current liabilities	14,461	12,788

Leasehold liability, long-term portion	3,921	4,135
Other long-term liabilities	10	7
Total liabilities	18,392	16,930

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at March 31, 2020 and December 31, 2019
Shares issued and outstanding: 48,503 at both March 31, 2020 and December 31, 2019; aggregate liquidation preference of $48,503 at both March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at March 31, 2020 and December 31, 2019
Shares issued and outstanding: 16,821,359 and 10,364,663 at March 31, 2020 and December 31, 2019, respectively	17	10
Additional paid-in capital	358,577	355,220
Accumulated deficit	(354,186)	(348,335)
Total stockholders’ equity	4,408	6,895
Total liabilities and stockholders’ equity	$22,800	$23,825

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$2,261	$1,840
Cost of revenues	1,760	1,467
Gross profit	501	373

Operating expenses:
Research and development	1,594	1,414
Selling, general and administrative	4,386	3,986
Total operating expenses	5,980	5,400
Loss from operations	(5,479)	(5,027)

Interest income	30	82
Interest expense	(398)	(350)
Other (expense) income, net	(4)	240
Net loss and comprehensive loss	(5,851)	(5,055)
Accretion of preferred stock dividends	(967)	(895)
Net loss attributable to common stockholders	$(6,818)	$(5,950)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(1.40)
Weighted average common shares used to compute net loss per share, basic and diluted	14,616	4,248

All share and per share data reflect the impact of the reverse stock split during 2019. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	45,671	$—	3,492,200	$3	$338,342	$(328,885)	$9,460
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	4,689	—	18	—	18
Employee stock-based compensation	—	—	—	—	493	—	493
Exercises of warrants for common stock	—	—	1,585,160	2	6,338	—	6,340
Conversion of Series B Preferred Stock into common stock	(1,523)	—	380,750	—	—	—	—
Conversion of Series C Preferred Stock into common stock	(2,170)	—	542,500	1	(1)	—	—
Issuance of Series A preferred stock to pay dividends	2,945	—	—	—	2,918	—	2,918
Accretion of Series A Preferred Stock dividends	—	—	—	—	(895)	—	(895)
Net and comprehensive loss	—	—	—	—	—	(5,055)	(5,055)
Balance at March 31, 2019	44,923	$—	6,005,299	$6	$347,213	$(333,940)	$13,279

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	48,503	$—	10,364,663	$10	$355,220	$(348,335)	$6,895
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	28,124	—	18	—	18
Employee stock-based compensation	—	—	—	—	451	—	451
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	6,428,572	7	3,855	—	3,862
Accretion of Series A preferred stock dividends	—	—	—	—	(967)	—	(967)
Net and comprehensive loss	—	—	—	—	—	(5,851)	(5,851)
Balance at March 31, 2020	48,503	$—	16,821,359	$17	$358,577	$(354,186)	$4,408

All share and per share data reflect the impact of the reverse stock split during 2019. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(5,851)	$(5,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	200
Amortization of debt issuance costs and debt discount	43	43
Stock-based compensation	451	493
Noncash interest expense and other charges	434	308
Provision for excess and obsolete inventories	104	46
Other non-cash charges	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	105	42
Inventories	(17)	(776)
Prepaid expenses and other current assets	(722)	(391)
Other assets	240	—
Accounts payable	722	(179)
Accrued compensation	(476)	(181)
Leasehold liability	(270)	—
Accrued expenses and other current liabilities	41	(543)
Other long-term liabilities	2	(3)
Net cash used in operating activities	(4,970)	(5,996)

Cash flows from investing activities
Purchase of property and equipment	—	(83)
Proceeds from sale of property and equipment	—	18
Net cash used in investing activities	—	(65)

Cash flows from financing activities
Proceeds from the issuance of common stock related to warrant exercises	—	6,340
Proceeds from the issuance of common stock under officers and directors purchase plan	27	18
Proceeds from the issuance of common stock in public offerings, net	3,862	—
Net cash provided by financing activities	3,889	6,358

Net change in cash and cash equivalents	(1,081)	297
Cash and cash equivalents, beginning of period	10,943	16,410
Cash and cash equivalents, end of period	$9,862	$16,707

Supplemental disclosure of cash flow information

Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$967	$895
Issuance of Series A preferred stock to pay dividends	$—	$2,918
Transfers between inventory and property and equipment	$(49)	$198
Reclassification of right of use asset to prepaid rent	$(43)	$—

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). In March 2016, the Company received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for commercialization of Pantheris, the Company’s image-guided atherectomy system, designed to allow physicians to precisely remove arterial plaque in PAD patients. In May 2018, the Company also received 510(k) clearance from the FDA for its next generation of Pantheris. In April 2019, the Company further received FDA clearance for Pantheris SV, a lower profile Pantheris, and commenced U.S. sales in July 2019. The Company is located in Redwood City, California.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2020, the Company had an accumulated deficit of $354.2 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $9.9 million at March 31, 2020 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the third quarter of 2020. Even though we received net proceeds of approximately $3.1 million from the sale of our common stock in April and May 2020, $2.3 million of loan proceeds pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.9 million from the sale of our common stock in our January 2020 offering, net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, and proceeds of $8 million from the issuance of common stock upon the exercise of warrants during April and May of 2019, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in the Company’s stock price, any financing that we undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. While we have taken certain actions to manage our available cash and other resources to mitigate the effects of COVID-19 on our business, including reducing discretionary costs, reducing base salaries for all of our non-manufacturing employees by 20%, and reducing hours worked by our manufacturing workers, there can be no assurance that such strategies will be successful in mitigating the negative impacts of the COVID-19 pandemic on our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at March 31, 2020 and December 31, 2019 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.9 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

On April 30, 2020, we completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 we issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received net proceeds of approximately $3.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any other interim period or for any future year. The December 31, 2019 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 5, 2020. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

On June 19, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-10 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 21, 2019. The par values of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock splits. All common stock, stock options, and restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of March 31, 2020 and December 31, 2019. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of March 31, 2020 and December 31, 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of March 31, 2020 and December 31, 2019. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2020 and December 31, 2019.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At March 31, 2020 and December 31, 2019, no customer represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2020 and 2019, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

The Company manufactures its commercial products in-house, including the Pantheris and Ocelot family of catheters. Certain of the Company’s product components and sub-assemblies continue to be manufactured by sole suppliers, including internally. Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

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

Revenue Recognition

The Company’s revenues are derived from (1) sale of Lightboxes, (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts and maintenance. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

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

The Company offers its customers the ability to purchase or lease its Lightbox. In addition, the Company provides a Lightbox under a limited commercial evaluation program to allow certain strategic accounts to install and utilize the Lightbox for a limited trial period of typically three to six months. When a Lightbox is placed under a lease agreement or under a commercial evaluation program, the Company retains title to the equipment and it remains capitalized on its balance sheet under property and equipment. Depreciation expense on these placed Lightboxes is recorded to cost of revenues on a straight-line basis. The costs to maintain these placed Lightboxes are charged to cost of revenues as incurred.

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

Cost of Revenues

Cost of revenues consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of revenues also includes depreciation expense for the Lightboxes under lease and evaluation agreements, product warranty costs, product written-off due to excess or obsolescence, and certain direct costs such as shipping costs.

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

	Three Months Ended March 31,
	2020	2019
Beginning balance	$215	$272
Warranty provision	61	2
Usage/Release	(55)	(68)
Ending balance	$221	$206

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of March 31, 2020 and 2019, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(6,818)	$(5,950)
Weighted average common stock outstanding, basic and diluted	14,616	4,248
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(1.40)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended March 31,
	2020	2019
Common stock warrants equivalents	2,753,999	4,503,618
Common stock options	7,267	7,762
Convertible preferred stock	48,503	45,297
Unvested restricted stock units	873,693	289,354
	3,683,462	4,846,031

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended March 31, 2020 and 2019, 98% and 91%, respectively, of the Company’s revenues were in the United States, based on the shipping location of the external customer.

Recent Accounting Pronouncements

Adopted

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —

Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2020 and December 31, 2019, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2020 and December 31, 2019, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2020.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$744	$1,426
Work-in-process	873	596
Finished products	2,258	1,890
Total inventories	$3,875	$3,912

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

On March 2, 2020, the Company entered into Amendment No. 3 to the Loan Agreement to, among other things:

●	extend the period that the Company can make interest payments in payment in kind (PIK) to June 30, 2020;
●	lower the Minimum Revenue Covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022;
●	insert certain terms to clarify that all fees, including the prepayment premium, are due if the obligations are accelerated; and
●	insert a new provision to make clear that to the extent the Company divides its assets/liabilities into divisions, such assets/liabilities will be treated as transferred to a third party.

On May 12, 2020, the Company entered into Amendment No. 4 to the Loan Agreement to, among other things:

●	grant to the Company the right to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price, subject to certain conditions; and
●	waive the Company’s requirement to comply with the Minimum Revenue Covenant for 2020.

Under the amended Loan Agreement, no cash payments for either principal or interest are due until the third quarter of 2021. The accrued interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the third quarter of 2021, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.4 million with total principal payments of $2.7 million in 2021, $5.5 million in 2022 and $2.7 million in 2023. The maturity date of the Loan is June 30, 3023.

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

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the amended Loan Agreement included a covenant that the Company maintain a minimum of $3.5 million of cash and certain cash equivalents, and the Company has to achieve certain minimum revenues. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a material adverse change.

As of March 31, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2020, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all aforementioned amendments, were as follows (in thousands):

Period Ending December 31,
2020 (remaining nine months of the year)	$—
2021	3,400
2022	6,266
2023	4,518
14,184
Less: Amount of PIK additions and final facility fee to be incurred subsequent to March 31, 2020	(4,274)
Less: Amount representing debt financing costs	(545)
Borrowings, as of March 31, 2020	$9,365

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2020 and December 31, 2019, the balance of the aggregate debt discount was approximately $545,000 and $588,000, respectively. The Company’s interest expense associated with the amortization of debt discount amounted to $43,000 and $43,000 during the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company incurred interest expense of approximately $398,000 and $350,000, respectively.

Due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at March 31, 2020 and December 31, 2019 is classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

For the three months ended March 31, 2020, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, is approximately $105,000. Rent expense for the three months ended March 31, 2020 and 2019 was approximately $314,000 and $492,000, respectively. Operating right-of-use asset amortization for the three months ended March 31, 2020 and 2019 was approximately $236,000 and $225,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $419,000 as prepaid rent included in other assets on the condensed balance sheet as of March 31, 2020.

The following table presents the future operating lease payments and lease liability included on the balance sheet related to the Company’s operating lease as of March 31, 2020 (in thousands):

Year Ending December 31,
2020 (remaining nine months of the year)	$815
2021	1,123
2022	1,162
2023	1,203
2024	1,138
Total	5,441
Less: Imputed interest	(777)
Leasehold liability as of March 31, 2020	$4,664

 Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.1 million as of March 31, 2020.

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

 7. Stockholders’ Equity

Convertible Preferred Stock

As of March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 48,503 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019 and December 2019, 2,945 and 3,580 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2019. As of March 31, 2020, 48,325 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $967,000 and $895,000 during the quarters ended March 31, 2020 and 2019, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2019, 1,523 of these shares converted into 380,750 shares of common stock. As of March 31, 2020 and December 31, 2019, 178 shares of Series B preferred stock remained outstanding.

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

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. During the three months ended March 31, 2019, 2,170 shares of Series C preferred stock, which then constituted all the remaining Series C shares, were converted into 542,500 shares of common stock, leaving no shares of Series C preferred stock outstanding.

Common Stock

As of March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 16,821,359 shares were issued and outstanding.

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

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 1,797,900 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. The Company determined that the Series B Warrants should be classified as equity. As of March 31, 2020, Series B Warrants to purchase an aggregate of 1,768,850 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 216,618 shares of common stock, the Company issued warrants that provide for the purchase of 108,309 shares of common stock at $15.80 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of March 31, 2020, all of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 2,875,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 250 shares of common stock. The Company determined that the warrants should be classified as equity. During the year ended December 31, 2019, warrants were exercised for an aggregate of 1,998,079 shares of common stock with proceeds to the Company of approximately $8.0 million. As of March 31, 2020 and December 31, 2019, warrants to purchase an aggregate of 876,840 shares of common stock were outstanding.

As of March 31, 2020 and December 31, 2019, warrants to purchase an aggregate of 2,753,999 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted, and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 3,300 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 4,225 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 300,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. On June 19, 2019, the Company’s stockholders approved an additional 800,000 increase to the 2015 Plan. As of March 31, 2020, 123,767 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Balance at December 31, 2019	7,401	$1,309.47	6.81	$—
Options expired	(205)	1,144.02
Options forfeited	(1)	$820.00
Balance at March 31, 2020	7,195	$1,311.51	6.48	$—

Exercisable at March 31, 2020	7,070	$1,320.02	6.47	$—

Vested and expected to vest at March 31, 2020	7,195	$1,311.51	6.48	$—

There were no options exercised during the three months ended March 31, 2020. As of March 31, 2020, there was approximately $39,222 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 1.0 year. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three months ended March 31, 2020 and 2019.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2019	908,504	$4.09	1.81
Awarded	47,500	$0.58	—
Released	(86)	$2,171.26	—
Forfeited	(74,184)	$1.81	—
Awards outstanding at March 31, 2020	881,734	$3.88	1.63

As of March 31, 2020, there was approximately $2.5 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.6 years. The 881,734 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $0.4 million. The Company used the closing market price of $0.42 per share at March 31, 2020, to determine the aggregate fair value for the RSUs outstanding at that date. For the three months ended March 31, 2020 and 2019, the fair value of RSUs vested was approximately $38 and $1,000, respectively. There were no RSUs granted during the three months ended March 31, 2019.

 2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 40,000 and 125,000 shares, respectively, to be made available under the ODPP. Common stock issued under the ODPP during the three months ended March 31, 2020 totaled 28,038 shares. As of March 31, 2020, there were 117,166 shares reserved for issuance under the ODPP.

 8. Stock-Based Compensation

 Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three months ended March 31, 2020 and 2019, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$34	$48
Research and development expenses	132	101
Selling, general and administrative expenses	285	344
	$451	$493

9. Subsequent Events

Paycheck Protection Program

On April 23, 2020, we received loan proceeds of $2.3 million (the “Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act.

The Loan, which was in the form of a promissory note, dated April 20, 2020 (the “Promissory Note”), between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The Promissory Note evidencing the PPP Loan contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding.

Public Offering of Common Stock

On April 30, 2020, we completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 we issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received net proceeds of approximately $3.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 5, 2020 titled “Risk Factors.”

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

We currently anticipate filing a 510(k) submission in the second quarter of 2020 for U.S. pre-marketing clearance of Ocelaris, a next generation image-guided CTO-crossing device, with anticipated availability for product launch by the fourth quarter of this year. We anticipate filing a 510(k) submission for the L300 imaging console in the second half of this year, which is expected to provide enhanced imaging capabilities in a much smaller form factor and lower cost.

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

We have assembled a team with extensive medical device development and commercialization capabilities. In addition to the commercialization of Pantheris in the United States and select international markets in March 2016, we began commercializing our initial non-Lumivascular platform products in 2009 and introduced our Lumivascular platform products in the United States in late 2012. We assemble all of our products at our manufacturing facility but certain critical processes such as coating and sterilization are done by outside vendors. We expect our current manufacturing facility, will be sufficient through at least 2020. We generated revenues of $10.7 million in 2015, $19.2 million in 2016, $9.9 million in 2017, $7.9 million in 2018, and $9.1 million in 2019. The growth experienced in 2019 is largely due to our next generation Pantheris and the launch of Pantheris SV.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, we expect sales to decline through at least the second quarter of 2020, particularly as individuals, as well as hospitals and other medical providers, defer elective procedures in response to COVID-19. It is unclear whether this reduction in sales is temporary and whether such sales may be recoverable in the future. If our sales continue to decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected. In addition to the effects on sales, we have also experienced delays in site initiation and patient enrollment for our IMAGE-BTK clinical study, as well as with respect to completing our INSIGHT clinical study. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

We have undertaken and continue to evaluate further action to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. In addition, effective April 16, 2020, base salaries for all of our non-manufacturing employees were reduced by 20%. We also reduced hours worked by our manufacturing employees. We currently anticipate that such measures will be short-term, but are not able to determine for how long such measures may be necessary. In addition, there can be no assurance that such strategies will be successful in effectively managing our resources and mitigating the negative impact of the COVID-19 on our business and operating results. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business.

We applied for and, on April 23, 2020, received loan proceeds of $2.3 million (the “Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act, (see Financing and Equity below for more details). We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

Nasdaq Delisting Notice

On March 10, 2020, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market, LLC (“Nasdaq”) notifying us that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our common stock was less than $1 for the previous 30 consecutive business days. We initially had a period of 180 calendar days, or until September 8, 2020, to regain compliance with the rule referred to in this paragraph. On April 20, 2020, we received a subsequent written notice from Nasdaq indicating that Nasdaq filed an immediately effective rule change with SEC on April 16, 2020, pursuant which the compliance periods for bid price and market value of publicly held shares requirements were tolled through June 30, 2020. As a result, we have until November 20, 2020, to regain compliance with Nasdaq’s minimum bid price requirement.

To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq. In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the compliance period, we will receive written notification that its securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. We intend to actively monitor the bid price of our common stock and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules, including conducting a reverse stock split.

Financing and Equity

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

During the three months ended March 31, 2020 our net loss and comprehensive net loss was $5.9 million; during the years ended December 31, 2019 and 2018, it was $19.5 million and $27.6 million, respectively. We have not been profitable since inception, and as of March 31, 2020, accumulated deficit was $354.2 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.9 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated April 20, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The Promissory Note evidencing the PPP Loan contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

On April 30, 2020, we completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 we issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received net proceeds of approximately $3.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 5, 2020.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console, as well as related services, and sales of our various PAD catheters in the United States and select international markets. No single customer accounted for more than 10% of our revenues during the three months ended March 31, 2020 and 2019.

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

Cost of Revenues and Gross Margin

Cost of revenues consists primarily of costs related to manufacturing overhead, materials and direct labor. We expense all warranty costs and inventory provisions as cost of revenues. We periodically write down inventory for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. A significant portion of our cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenues to become less significant as our production volume increases. Cost of revenues also includes depreciation expense for production equipment, depreciation and related maintenance expense for placed Lightboxes held by customers and certain direct costs such as those incurred for shipping our products.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical and regulatory affairs, consulting services, materials, depreciation and other costs associated with products and technologies in development. These expenses include employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting, related travel expenses and facilities expenses. Clinical expenses include clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We expect SG&A expenses to fluctuate compared to the prior year as we navigate through and attempt to mitigate the effects of COVID-19.

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

 Results of Operations:

	Three Months Ended March 31,
	2020	2019

Revenues	$2,261	$1,840
Cost of revenues	1,760	1,467
Gross profit	501	373
Gross margin	22%	20%
Operating expenses:
Research and development	1,594	1,414
Selling, general and administrative	4,386	3,986
Total operating expenses	5,980	5,400
Loss from operations	(5,479)	(5,027)
Interest expense, net	(368)	(268)
Other (expense) income, net	(4)	240
Net loss and comprehensive loss	$(5,851)	$(5,055)

Comparison of Three Months Ended March 31, 2020 and 2019

Revenues.

For the three months ended March 31, 2020, revenue increased by $0.4 million or 23% compared to the three months ended March 31, 2019. The increased revenues reflect the impact of the increased size of our field sales force and the release of Pantheris SV product in July 2019.

Cost of Revenues and Gross Margin.

For the three months ended March 31, 2020, cost of revenues increased by $0.3 million or 20% compared to the three months ended March 31, 2019. This increase was primarily attributable to the increase in revenues. Stock-based compensation expense within cost of revenues totaled $34,000 and $48,000 for the three months ended March 31, 2020 and 2019, respectively.

Gross margin for the three months ended March 31, 2020 increased to 22%, compared to 20% in the three months ended March 31, 2019. The increase in gross margin was primarily due to the economies of scale relating to increased levels of production partially offset by an increase in excess and obsolescence charges compared to the prior year period of $58,000.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended March 31, 2020 increased by $0.2 million or 13% compared to the three months ended March 31, 2019 primarily due to a higher project spending for next generation products. Stock-based compensation expense within R&D totaled approximately $0.1 million for both the three months ended March 31, 2020 and 2019.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended March 31, 2020 increased by $0.4 million or 10%, compared to the three months ended March 31, 2019 primarily due to an increase in personnel-related expenses and professional and other ancillary expenses. Stock-based compensation expense within SG&A totaled approximately $0.3 million for both the three months ended March 31, 2020 and 2019.

Interest Expense, Net.

Interest expense, net for the three months ended March 31, 2020 increased by 37% or $0.1 million, compared to the three months ended March 31, 2019, primarily due to the higher CRG loan balance from interest being compounded and lower interest income due to lower cash balances as compared to the prior year period.

Other (Expense ) Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. During the three months ended March 31, 2019, this also consisted of sublease income. Our subleasing arrangement of a portion of the Company’s facilities was concluded during 2019. Consequently, the three months ended March 31, 2020 consisted of only losses due to remeasurement of foreign exchange transactions resulting in a decrease of $0.2 million or 102%.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $9.9 million and an accumulated deficit of $354.2 million, compared to cash and cash equivalents of $10.9 million and an accumulated deficit of $348.3 million as of December 31, 2019. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $9.9 million at March 31, 2020 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow the Company to fund its current operations through at least the third quarter of 2020. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. While we have taken certain actions to manage our available cash and other resources to mitigate the effects of COVID-19 on our business, there can be no assurance that such strategies will be successful in mitigating the negative impacts of the COVID-19 pandemic on our liquidity and capital resources.

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

On March 2, 2020, the Company and CRG further amended the Loan Agreement to change the date upon which cash payments for interest will commence from the first quarter of 2020 to the third quarter of 2021. No cash payments for principal will be made until the final two years of the loan, which matures in June 2023. On May 12, 2020, the Company and CRG entered into another amendment to waive the Company’s requirement to comply with the minimum required revenue covenant for 2020 and granted to Company the ability to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price.

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

On January 31, 2020, we completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, we received net proceeds of approximately $3.9 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated April 20, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

The Promissory Note evidencing the PPP Loan contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

On April 30, 2020, we completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 we issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received net proceeds of approximately $3.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,970)	$(5,996)
Investing activities	—	(65)
Financing activities	3,889	6,358
Net change in cash and cash equivalents	$(1,081)	$297

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $5.0 million, consisting primarily of a net loss of $5.9 million and an increase in net operating assets of $0.4 million, offset by non-cash charges of $1.3 million. Non-cash charges largely related to stock-based compensation of $0.5 million, non-cash interest expense of $0.4 million, and depreciation of $0.2 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and decreases in accrued compensation and our leasehold liability; partially offset by the increase in accounts payable and other assets.

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

 Net Cash Used in Investing Activities

There were no investing activities during the three months ended March 31, 2020.

Net cash used in investing activities in the three months ended March 31, 2019 was $0.1 million consisting of purchases of property and equipment offset by $18,000 of proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2020 of $3.9 million primarily relates to proceeds from the issuance of common stock in our January 2020 public offering, net of various issuance costs.

Net cash provided by financing activities in the three months ended March 31, 2019 of $6.4 million primarily relates to proceeds from warrant exercises.

 Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out our contractual obligations as of March 31, 2020, which includes our PPP loan which was entered into on April 23, 2020. Due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,095	$2,305	$2,041	$—	$5,441
CRG Loan	—	11,124	3,060	—	14,184
PPP Loan	559	1,803	—	—	2,362
Noncancelable purchase commitments	1,019	100	6	—	1,125
	$2,673	$15,332	$5,107	$—	$23,112

The total CRG Loan amount, shown as borrowings on the balance sheet as of March 31, 2020, is $9.4 million. The contractual obligation in the table above of $14.2 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $1.6 million back-end fee to be paid in June 2023 upon maturity of the CRG Loan. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part.

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

Credit Risk

As of March 31, 2020 and December 31, 2019, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of March 31, 2020 and December 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020.

Risks Related to Our Business

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

The results of short-term clinical experience of our Lumivascular platform products, including Pantheris, do not necessarily predict long-term clinical benefit. Restenosis rates typically increase over time. We believe that physicians will compare the rates of long-term restenosis and reintervention for procedures using our Lumivascular platform products against alternative procedures, such as angioplasty, stenting, bypass surgery and other atherectomy procedures. If the long-term rates of restenosis and reintervention do not meet physicians’ expectations, our Lumivascular platform products may not become widely adopted and physicians may consider alternative treatments for their patients. Another significant factor that physicians will consider is acute safety data on complications that occur during the use of our Lumivascular platform products. If the results obtained from any post-market studies that we conduct or post-clearance surveillance indicate that the use of our Lumivascular platform products are not as safe or effective as other treatment options or as current short-term data would suggest, adoption of our product may suffer and our business would be harmed. In addition, we are responsible for the costs associated with conducting studies to obtain safety and efficacy data. If we are unable to obtain sufficient financing, whether through our operations or from third parties, we will not be able to conduct the studies necessary to obtain long-term data regarding the safety and efficacy of our products.

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

The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect our supply chain, workforce, approval process, and business operations.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19 has spread to multiple countries, including the United States and all of the primary markets where we conduct business. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States and Europe for a 30-day period. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Almost all U.S. states and many local jurisdictions have issued, and others in the future may issue, "shelter-in-place" orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations will negatively impact our business, some of our operating results and may negatively impact our financial condition. There is a risk that government actions will not be effective at containing COVID-19, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

The duration of COVID-19's impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts of COVID-19 are lifted, which will delay the completion of such projects.

In addition, the conduct of clinical trials required to obtain clearance of additional indications and studies gathering post-market data for some of our products previously cleared by the FDA have been, and we expect may continue to  be, affected by the COVID-19 pandemic. Specifically, site initiation and patient enrollment have been delayed for the IMAGE-BTK clinical study, and we are experiencing delays in completing the INSIGHT clinical study with the current restrictions on clinical work. As hospital resources are prioritized for the COVID-19 outbreak and quarantines impede patient movement or interrupt healthcare services, these and other clinical studies may continue to be disrupted. If we are unable to successfully complete these or other clinical studies, and thus obtain regulatory approvals and efficacy data sought, our business and operating results may be harmed.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern.

Customer demand for and our ability to sell and market our products have been and we expect will continue to be adversely affected by the COVID-19 pandemic and responses thereto.

Restrictions on the ability to travel, social distancing policies, orders and restriction, including those described above, and recommendations and fears of COVID-19 spreading within medical centers has caused both patients and providers to delay or cancel procedures that use our devices. We are unable to accurately predict when these policies, orders and restrictions will be relaxed or lifted, and there can be no assurances that patients or providers will restart procedures that use our devices upon termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19.

A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower procedure demand. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, a reduction in employment would reduce utilization and sales of our products. We have already experienced reduced sales as a result of the effects of the COVID-19 pandemic. It is unclear whether this reduction in sales is temporary and whether such sales may be recoverable in the future. If our sales continue to decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected.

Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as hospitals reduce access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. In addition, we have made temporary salary and work hour reductions and may, in the future, take further actions including further reductions to salary and work hours, furloughs, restructuring or layoffs which may negatively impact our workforce and our business.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern.

We may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. We applied for, and received, a loan (the “PPP Loan”) in the principal amount of $2.3 million under the Paycheck Protection Program (the “PPP”) of the Cares Act. The PPP Loan bears interest at a fixed rate of 1% annually and matures on April 20, 2022. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. However, no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. While we may determine to apply for additional programs available under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 23, 2020 we received proceeds of $2.3 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 19, 2022 and bears annual interest at a rate of 1.0%. Commencing November 20, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 19, 2022 any principal amount outstanding on the PPP Loan as of October 21, 2020. A portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of the loan is advanced. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven may be limited due to declines in headcount, whether voluntary or involuntary, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company's circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Common Stock

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

On March 10, 2020, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for the Company’s listed securities was less than $1 for the previous 30 consecutive business days. The Company initially had a period of 180 calendar days, or until September 8, 2020, to regain compliance with the rule referred to in this paragraph. On April 20, 2020, we received a subsequent written notice from Nasdaq indicating that Nasdaq filed an immediately effective rule change with SEC on April 16, 2020, pursuant which the compliance periods for bid price and market value of publicly held shares requirements were tolled through June 30, 2020. As a result, the Company now has until November 20, 2020 to regain compliance with Nasdaq’s minimum bid price requirement referred to in this paragraph. To regain compliance, the bid price of the Company’s common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of the Company’s securities on Nasdaq.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law or our certificate of incorporation or bylaws (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On May 12, 2020, Avinger, Inc. (the “Company”) entered into Amendment No. 4 and Waiver to Term Loan Agreement (the “Amendment”) with CRG Partners III L.P. and certain of its affiliated funds, as lenders (the “Lenders”), which amended the Term Loan Agreement, dated as of September 22, 2015, by and among the Company, certain of its subsidiaries from time to time party thereto as guarantors and the Lenders (as amended, the “Term Loan Agreement”).  The Amendment amended the Term Loan Agreement to (capitalized terms as defined in the Term Loan Agreement):

●

grant to the Company the right to, upon prior written notice, optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price (provided that no partial prepayment shall be made in connection with any event described in Section 3.03(b) of the Term Loan Agreement); and

●	waive the Company’s requirement to comply with the Minimum Required Revenue covenant set forth in Section 10.02(f) of the Term Loan Agreement.

The foregoing summary of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, attached hereto as Exhibit 10.7

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1(1)+	Amendment No. 1 to Amended and Restated Officer and Director Share Purchase Plan

10.2(1)	Amendment No. 3 to Term Loan Agreement dated as of March 2, 2020, by and among the registrant and the lenders party thereto

10.3(1)+	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated March 29, 2018, by and between the registrant and Jeff Soinski

10.4(1)+	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated October 10, 2013, by and between the registrant and Himanshu Patel

10.5(1)+	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated June 25, 2018, by and between the registrant and Mark Weinswig

10.6(2)	Promissory Note dated April 20, 2020 between Avinger, Inc. and Silicon Valley Bank

10.7	Amendment No. 4 and Waiver to Term Loan Agreement

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

+	Indicates management contract or compensatory plan.

(1)	Previously filed as an Exhibit to the registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020, and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: May 13, 2020	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2020	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)