Form 10-Q
period 2020-06-30
Avinger Inc
filed 2020-07-31
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 27, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 54,339,024.

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

●	our ability to continue as a going concern;

●	our ability to remain in compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

●	our ability to identify and develop new and planned products and acquire new products;

●	our financial performance;

●	the effects of the COVID-19 outbreak on our business and results of operations;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally;

●	developments and projections relating to our competitors or our industry; and

●

our expectations of qualitative and quantitative effects of COVID-19 to the extent discussed, as well as any expectations of recovery from or forward looking short-term or long-term implications thereof.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$16,550	$10,943
Accounts receivable, net of allowance for doubtful accounts of $19 at both June 30, 2020 and December 31, 2019	1,076	1,458
Inventories	4,157	3,912
Prepaid expenses and other current assets	899	311
Total current assets	22,682	16,624

Right of use asset	4,468	4,856
Property and equipment, net	1,140	1,661
Other assets	594	684
Total assets	$28,884	$23,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$924	$663
Accrued compensation	1,151	1,782
Series A preferred stock dividends payable	1,934	—
Accrued expenses and other current liabilities	730	654
Leasehold liability, current portion	765	722
Borrowings, current portion	10,808	8,967
Total current liabilities	16,312	12,788

Leasehold liability, long-term portion	3,703	4,135
Borrowings, long-term portion	1,301	—
Other long-term liabilities	19	7
Total liabilities	21,335	16,930

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001; Shares authorized: 5,000,000 at June 30, 2020 and December 31, 2019; Shares issued and outstanding: 48,503 at June 30, 2020 and December 31, 2019; aggregate liquidation preference of $48,503 at June 30, 2020 and December 31, 2019	—	—
Common stock, par value of $0.001; Shares authorized: 100,000,000 at June 30, 2020 and December 31, 2019; Shares issued and outstanding: 51,339,024 and 10,364,663 at June 30, 2020 and December 31, 2019, respectively	51	10
Additional paid-in capital	365,684	355,220
Accumulated deficit	(358,186)	(348,335)
Total stockholders’ equity	7,549	6,895
Total liabilities and stockholders’ equity	$28,884	$23,825

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,466	$2,319	$3,727	$4,159
Cost of revenues	1,107	1,599	2,867	3,066
Gross profit	359	720	860	1,093

Operating expenses:
Research and development	1,297	1,335	2,891	2,749
Selling, general and administrative	2,654	4,091	7,040	8,077
Total operating expenses	3,951	5,426	9,931	10,826
Loss from operations	(3,592)	(4,706)	(9,071)	(9,733)

Interest income	2	90	32	172
Interest expense	(414)	(364)	(812)	(714)
Other income, net	4	329	—	569
Net loss and comprehensive loss	(4,000)	(4,651)	(9,851)	(9,706)
Accretion of preferred stock dividends	(967)	(895)	(1,934)	(1,790)
Net loss attributable to common stockholders	$(4,967)	$(5,546)	$(11,785)	$(11,496)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.87)	$(0.56)	$(2.16)
Weighted average common shares used to compute net loss per share, basic and diluted	27,310	6,377	20,963	5,319

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	44,923	$—	6,005,218	$6	$347,213	$(333,940)	$13,279
Issuance of common stock under officers and directors purchase plan	—	—	3,099	—	18	—	18
Employee stock-based compensation	—	—	—	—	516	—	516
Exercises of warrants for common stock	—	—	413,000	—	1,653	—	1,653
Accretion of Series A preferred stock dividends	—	—	—	—	(895)	—	(895)
Net and comprehensive loss	—	—	—	—	—	(4,651)	(4,651)
Balance at June 30, 2019	44,923	$—	6,421,317	$6	$348,505	$(338,591)	$9,920

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	48,503	$—	16,821,359	$17	$358,577	$(354,186)	$4,408
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	34,490,000	34	7,740	—	7,774
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	27,665	—	9	—	9
Employee stock-based compensation	—	—	—	—	325	—	325
Accretion of Series A preferred stock dividends	—	—	—	—	(967)	—	(967)
Net and comprehensive loss	—	—	—	—	—	(4,000)	(4,000)
Balance at June 30, 2020	48,503	$—	51,339,024	$51	$365,684	$(358,186)	$7,549

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	45,671	$—	3,492,200	$3	$338,342	$(328,885)	$9,460
Conversion of Series B preferred stock into common stock	(1,523)	—	380,750	—	—	—	—
Conversion of Series C preferred stock into common stock	(2,170)	—	542,500	1	(1)	—	—
Exercises of warrants for common stock	—	—	1,998,079	2	7,991	—	7,993
Issuance of common stock under officers and directors purchase plan	—	—	7,788	—	36	—	36
Employee stock-based compensation	—	—	—	—	1,009	—	1,009
Issuance of Series A preferred stock to pay dividends	2,945	—	—	—	2,918	—	2,918
Accretion of Series A preferred stock dividends	—	—	—	—	(1,790)	—	(1,790)
Net and comprehensive loss	—	—	—	—	—	(9,706)	(9,706)
Balance at June 30, 2019	44,923	$—	6,421,317	$6	$348,505	$(338,591)	$9,920

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	48,503	$—	10,364,663	$10	$355,220	$(348,335)	$6,895
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	40,918,572	41	11,595	—	11,636
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	55,789	—	27	—	27
Employee stock-based compensation	—	—	—	—	776	—	776
Accretion of Series A preferred stock dividends	—	—	—	—	(1,934)	—	(1,934)
Net and comprehensive loss	—	—	—	—	—	(9,851)	(9,851)
Balance at June 30, 2020	48,503	$—	51,339,024	$51	$365,684	$(358,186)	$7,549

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(9,851)	$(9,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	428
Amortization of debt issuance costs and debt discount	84	86
Stock-based compensation	776	1,009
Noncash interest expense	728	629
Change in right of use asset	86	(179)
Provision for excess and obsolete inventories	253	97
Other non-cash (gains) losses, net	(29)	—
Changes in operating assets and liabilities:
Accounts receivable	382	(56)
Inventories	(465)	(1,066)
Prepaid expenses and other current assets	(532)	(334)
Other assets	4	—
Accounts payable	261	(62)
Accrued compensation	(631)	242
Accrued expenses and other current liabilities	76	(673)
Other long-term liabilities	10	(30)
Net cash used in operating activities	(8,395)	(9,615)

Cash flows from investing activities
Purchases of property and equipment	—	(88)
Proceeds from sale of property and equipment	—	18
Net cash used in investing activities	—	(70)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	2,330	—
Proceeds from the issuance of common stock related to warrant exercises	—	7,993
Proceeds from the issuance of common stock in public offerings, net	11,636	—
Proceeds from the issuance of common stock under officers and directors purchase plan	36	36
Net cash provided by financing activities	14,002	8,029

Net change in cash and cash equivalents	5,607	(1,656)
Cash and cash equivalents, beginning of period	10,943	16,410
Cash and cash equivalents, end of period	$16,550	$14,754

Supplemental disclosure of cash flow information

Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$1,934	$1,790
Issuance of Series A preferred stock to pay dividends	$—	$2,918
Reclassification of right of use asset to prepaid rent	$(86)	$179
Increase to right of use asset and leasehold liability arising from lease amendment	$—	4,680
Transfers between inventory and property and equipment	$(32)	$287

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL and Ocelot MVRX, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company also has image-guided atherectomy systems under its suite of Lumivascular products, Pantheris and Pantheris SV, which are designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company is located in Redwood City, California.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2020, the Company had an accumulated deficit of $358.2 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $16.6 million at June 30, 2020 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the second quarter of 2021. Even though we received net proceeds of approximately $5.5 million from the sale of our common stock in June and July 2020, $3.0 million from the sale of our common stock in April and May 2020, $2.3 million of loan proceeds pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.9 million from the sale of our common stock in our January 2020 offering, net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, and proceeds of $8 million from the issuance of common stock upon the exercise of warrants during April and May of 2019, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in the Company’s stock price, any financing that we undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. During the second quarter of 2020 we took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on our business, which included reduction of discretionary costs, reduction of base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. While some measures such as salaries and hours worked have largely returned to prior levels in July 2020, we will continue to employ certain actions to manage our resources in the foreseeable future. There can be no assurance that such strategies will be successful in mitigating the negative impacts of the COVID-19 pandemic on our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at June 30, 2020 and December 31, 2019 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On April 30, 2020, we completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 we issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $3.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

On June 26, 2020, we completed a public offering of 20,000,000 shares of common stock at an offering price of $0.27 per share. On July 9, 2020 we issued an additional 3,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $5.5 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any other interim period or for any future year. The December 31, 2019 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 5, 2020. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of June 30, 2020 and December 31, 2019. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of June 30, 2020 and December 31, 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of June 30, 2020 and December 31, 2019. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2020 and December 31, 2019.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At June 30, 2020 and December 31, 2019, no customer represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2020 and 2019, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

For sales through distributors, the Company recognizes revenue when control of the product transfers from the Company to the distributor. The distributors are responsible for all marketing, sales, training, and warranty in their respective territories. The standard terms and conditions contained in the Company’s distribution agreements do not provide price protection or stock rotation rights to any of its distributors. In addition, its distributor agreements do not allow the distributor to return or exchange products, and the distributor is obligated to pay the Company upon invoice regardless of its ability to resell the product.

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

Product Warranty Costs

The Company typically offers a one-year warranty for parts and labor on its products commencing upon the transfer of title and risk of loss to the customer. The Company accrues for the estimated cost of product warranties upon invoicing its customers, based on historical results. Warranty costs are reflected in the statement of operations and comprehensive loss as a cost of revenues. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. Periodically the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Warranty provisions and claims are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$221	$206	$215	$272
Warranty provision	50	34	111	36
Usage/Release	(50)	(25)	(105)	(93)
Ending balance	$221	$215	$221	$215

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of June 30, 2020 and 2019, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(4,967)	$(5,546)	$(11,785)	$(11,496)
Weighted average common stock outstanding, basic and diluted	27,310	6,377	20,963	5,319
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.87)	$(0.56)	$(2.16)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock warrants equivalents	2,753,999	2,801,606	2,753,999	3,645,862
Common stock options	7,133	7,492	7,200	7,673
Convertible preferred stock	48,503	44,923	48,503	45,109
Unvested restricted stock units	839,804	287,817	856,749	288,581
	3,649,439	3,141,838	3,666,451	3,987,225

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended June 30, 2020 and 2019, 93% and 92%, respectively, of the Company’s revenues were in the United States. For the six months ended June 30, 2020 and 2019, 96% and 92%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

Recent Accounting Pronouncements

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables.  The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  The new standard became effective for the Company in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s condensed financial statements.

Recent accounting standards not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard becomes effective for the Company in the first quarter of 2021 and early adoption is permitted. This new standard is not expected to have a material impact on the Company’s condensed financial statements.

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

As of June 30, 2020 and December 31, 2019, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2020 and December 31, 2019, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2020.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$2,040	$1,426
Work-in-process	402	596
Finished products	1,715	1,890
Total inventories	$4,157	$3,912

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

On March 2, 2020, the Company entered into Amendment No. 3 to the Loan Agreement to, among other things:

●	extend the period that the Company can make interest payments in payment in kind (“PIK”) to June 30, 2021
●	lower the Minimum Revenue Covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022;
●	insert certain terms to clarify that all fees, including the prepayment premium, are due if the obligations are accelerated; and
●	insert a new provision to make clear that to the extent the Company divides its assets/liabilities into divisions, such assets/liabilities will be treated as transferred to a third party.

On May 12, 2020, the Company entered into Amendment No. 4 to the Loan Agreement to, among other things:

●	grant to the Company the right to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price, subject to certain conditions; and
●	waive the Company’s requirement to comply with the Minimum Revenue Covenant for 2020.

Under the amended Loan Agreement, no cash payments for either principal or interest are due until the third quarter of 2021. The accrued interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the third quarter of 2021, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.4 million with total principal payments of $2.7 million in 2021, $5.5 million in 2022 and $2.7 million in 2023. The maturity date of the Loan is June 30, 2023.

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after seven and half years of the loan. Each tranche of borrowing required the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 15.0% of the amounts borrowed plus any payment-in-kind (PIK) is to be payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets.

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

As of June 30, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2020, principal, final facility fee and PIK payments due under the Loan Agreement are as follows (in thousands):

Year Ending December 31,
2020 (remaining six months of the year)	$—
2021	3,400
2022	6,266
2023	4,518
14,184
Less: Amount of PIK additions and final facility fee to be accreted subsequent to June 30, 2020	(3,905)
Less: Amount representing debt financing costs	(503)
Borrowings, as of June 30, 2020	$9,776

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2020 and December 31, 2019, the balance of the aggregate debt discount was approximately $503,000 and $588,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $42,000 and $43,000 during the three months ended June 30, 2020 and 2019, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $84,000 and $86,000 during the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, the Company incurred interest expense of approximately $410,000 and $364,000, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred interest expense of approximately $808,000 and $714,000, respectively.

Due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at June 30, 2020 and December 31, 2019 is classified as current in these financial statements. CRG has not invoked the material adverse change clause.

Paycheck Protection Program

On April 23, 2020, we received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the PPP under the CARES Act.

The Loan, which was in the form of a promissory note, dated April 20, 2020 (the “Promissory Note”), between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing six months from the date of the Loan. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium.

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

 As of June 30, 2020, principal and interest payments due under the PPP Loan are as follows (in thousands):

Year Ending December 31,
2020 (remaining six months of the year)	$264
2021	1,575
2022	521
2,360
Less: Amount of interest to be accreted subsequent to June 30, 2020	(27)
Borrowings, as of June 30, 2020	$2,333

For the three and six months ended June 30, 2020, the Company incurred interest expense of approximately $4,000 related to the PPP Loan.

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

On April 1, 2019, we entered into an amendment to the lease which extended the lease term for an additional period of five years subsequent to the original expiration of November 30, 2019. As amended, the lease will expire on November 30, 2024. Under the terms of the amendment, we are obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. This amendment did not extend the term of the lease with respect to the building being subleased.

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

For the three months ended June 30, 2020, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $105,000, which totaled approximately $314,000 for each of the three months ended June 30, 2020 and 2019. Rent expense for the six months ended June 30, 2020 and 2019 was approximately $628,000 and $806,000, respectively. Operating right-of-use asset amortization for the three months ended June 30, 2020 and 2019 was approximately $239,000 and $219,000, respectively. Operating right-of-use asset amortization for the six months ended June 30, 2020 and 2019 was approximately $475,000 and $219,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $375,000 as prepaid rent included in other assets on the condensed balance sheet as of June 30, 2020.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of June 30, 2020 (in thousands):

Year Ending December 31,
2020 (remaining six months of the year)	$544
2021	1,123
2022	1,162
2023	1,203
2024	1,138
5,170
Less: Imputed interest	(702)
Leasehold liability as of June 30, 2020	$4,468

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.0 million as of June 30, 2020.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of June 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 48,503 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019 and December 2019, 2,945 and 3,580 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2019. As of June 30, 2020, 48,325 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $967,000 and $895,000 during the quarters ended June 30, 2020 and 2019, respectively and approximately $1.9 million and $1.8 million during the six months ended June 30, 2020 and 2019, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2019, 1,523 of these shares converted into 380,750 shares of common stock. As of June 30, 2020 and December 31, 2019, 178 shares of Series B preferred stock remained outstanding which are currently convertible at $0.25 per share.

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. During the six months ended June 30, 2019, 2,170 shares of Series C preferred stock, which then constituted all the remaining Series C shares, were converted into 542,500 shares of common stock, leaving no shares of Series C preferred stock outstanding.

Common Stock

As of June 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 51,339,024 shares were issued and outstanding.

Common Stock Warrants

As of June 30, 2020, we had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in February 2018 financing	8,979,000	897,900	$20.00	February 2025
Series 2 Warrants issued in February 2018 financing	8,709,500	870,950	$20.00	February 2025
Warrants issued in July 2018 financing	1,083,091	108,309	$15.80	July 2021
Warrants issued in November 2018 financing	8,768,395	876,840	$4.00	November 2023
Total	27,539,986	2,753,999

In connection with the issuance of the Company’s Series E convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor, all of which expired on September 2, 2019.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 1,797,900 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. The Company determined that the Series B Warrants should be classified as equity. As of June 30, 2020, Series B Warrants to purchase an aggregate of 1,768,850 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 216,618 shares of common stock, the Company issued warrants that provide for the purchase of 108,309 shares of common stock at $15.80 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of June 30, 2020, all of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 2,875,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 250 shares of common stock. The Company determined that the warrants should be classified as equity. During the year ended December 31, 2019, warrants were exercised for an aggregate of 1,998,079 shares of common stock with proceeds to the Company of approximately $8.0 million. As of June 30, 2020 and December 31, 2019, warrants to purchase an aggregate of 876,840 shares of common stock were outstanding.

As of June 30, 2020 and December 31, 2019, warrants to purchase an aggregate of 2,753,999 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted, and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 3,300 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 4,225 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 300,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. On June 19, 2019, the Company’s stockholders approved an additional 800,000 increase to the 2015 Plan. As of June 30, 2020, 187,753 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2019	7,401	$1,309.47	6.81	$—
Granted	—	$—
Exercised	—	$—
Expired	(23)	$820.00
Forfeited	(297)	$1,705.58
Balance at June 30, 2020	7,081	$1,291.74	6.10	$—

Exercisable at June 30, 2020	7,004	$1,296.85	6.09	$—

Vested and expected to vest at June 30, 2020	7,081	$1,291.74	6.10	$—

There were no options granted or exercised during the six months ended June 30, 2020 or 2019. As of June 30, 2020, there was approximately $20,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 0.7 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and six months ended June 30, 2020 and 2019.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2019	908,504	$4.09	1.81
Awarded	47,500	$0.58	—
Released	(2,755)	$72.65	—
Forfeited	(138,062)	$3.04	—
Awards outstanding at June 30, 2020	815,187	$3.83	1.41

As of June 30, 2020, there was approximately $1.9 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.4 years. The 815,187 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $0.3 million. The Company used the closing market price of $0.31 per share at June 30, 2020, to determine the aggregate fair value for the RSUs outstanding at that date. For the six months ended June 30, 2020 and 2019, the fair value of RSUs vested was approximately $1,200 and $565, respectively.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 40,000 and 125,000 shares, respectively, to be made available under the ODPP. Common stock issued under the ODPP during the six months ended June 30, 2020 totaled 53,034 shares. As of June 30, 2020, there were 92,170 shares reserved for issuance under the ODPP.

8. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three and six months ended June 30, 2020 and 2019, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$27	$40	$61	$87
Research and development expenses	106	116	238	218
Selling, general and administrative expenses	192	360	477	704
	$325	$516	$776	$1,009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a commercial-stage medical device company that designs, manufactures, and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular image-guided system available in this market.

We manufacture and sell a suite of products in the United States and select international markets. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received CE Marking for our original Ocelot product in September 2011 and received FDA 510(k) clearance in November 2012.We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, the Company also received 510(k) clearance from the FDA for its current next-generation version of Pantheris. In April 2019, the Company received 510(k) clearance from the FDA for its Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. The Pantheris SV has a smaller diameter and longer length that we believe will optimize it for its targeted use. We are located in Redwood City, California.

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

During the second quarter of 2020, we submitted a 510(k) application for U.S. pre-marketing clearance of Ocelaris, a next generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. We anticipate 510(k) clearance and product availability for first cases in the U.S. by the end of the year. Ocelaris is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular imaging similar to the company’s Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability within the lumen. Ocelaris also features a new distal tip configuration with faster rotational speeds designed to penetrate challenging lesions. The Ocelaris catheter has a working length of 140 cm and 5 French sheath compatibility for treatment of lesions in the peripheral vessels.

Work is progressing on the next generation of the Lightbox imaging console, the L300, which has been designed to provide enhanced imaging capabilities in a much smaller form factor and be available to users at a lower cost. We anticipate filing a 510(k) submission for the L300 either in the fourth quarter of 2020 or the first quarter of 2021.

We focus our direct sales force, marketing efforts and promotional activities on interventional cardiologists, vascular surgeons, and interventional radiologists. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. Although our sales and marketing efforts are directed at these physicians because they are the primary users of our technology, we consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. We are designing future products to be compatible with our Lumivascular platform, which we expect to enhance the value proposition for hospitals to invest in our technology. Pantheris qualifies for existing reimbursement codes currently utilized by other atherectomy products, further facilitating adoption of our products.

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2020. We generated revenues of $9.9 million in 2017, $7.9 million in 2018, and $9.1 million in 2019. The growth experienced in 2019 was largely due to our next generation Pantheris and the launch of Pantheris SV.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, we have experienced a significant decline in sales for the quarter ended June 30, 2020, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. While certain jurisdictions are easing restrictions on performing elective procedures, we cannot be certain that other jurisdictions in the United States will do so as quickly. Furthermore, some jurisdictions have experienced a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again, defer elective procedures or further prolong existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong restrictions on elective procedures. It is unclear whether this reduction in sales is temporary and whether such sales may be recoverable in the future. If our sales continue to decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected. In addition to the effects on sales, we have also experienced delays in site initiation and patient enrollment for one of our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

We have undertaken and continue to evaluate further action to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. During the second quarter of 2020 we took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on our business, which included reduction of discretionary costs, reduction of base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. While some measures such as salaries and hours worked have largely returned to prior levels, we will continue to employ certain actions to manage our resources in the foreseeable future, such as managing discretionary costs. We currently anticipate that such measures still in effect will be short-term, but are not able to determine for how long such measures may be necessary. In addition, there can be no assurance that such strategies will be successful in effectively managing our resources and mitigating the negative impact of the COVID-19 on our business and operating results. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

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

We applied for and, on April 23, 2020, received loan proceeds of $2.3 million (the “Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act, (see Financing and Equity below for more details). We continue to evaluate and may still pursue additional programs under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

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

During the three and six months ended June 30, 2020 our net loss and comprehensive net loss was $4.0 million and $9.9 million, respectively; during the years ended December 31, 2019 and 2018, it was $19.5 million and $27.6 million, respectively. We have not been profitable since inception, and as of June 30, 2020, accumulated deficit was $358.2 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On April 30, 2020, we completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 we issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $3.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

On June 26, 2020, we completed a public offering of 20,000,000 shares of common stock at an offering price of $0.27 per share. On July 9, 2020 we issued an additional 3,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $5.5 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 5, 2020.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console, as well as related services, and sales of our various PAD catheters in the United States and select international markets. No single customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2020 and 2019.

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

We calculate gross margin as gross profit divided by revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount, charges for excess and obsolete inventories and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we spread the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering, and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. In the future, we may seek to manufacture certain of our products outside the United States to further reduce costs. Our gross margin will likely fluctuate from quarter to quarter as we continue to introduce new products and sales channels, and as we adopt new manufacturing processes and technologies.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical and regulatory affairs, consulting services, materials, depreciation, and other costs associated with products and technologies in development. These expenses include employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting, related travel expenses and facilities expenses. Clinical expenses include clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial, and other related activities.

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Revenues	$1,466	$2,319	$3,727	$4,159
Cost of revenues	1,107	1,599	2,867	3,066
Gross profit	359	720	860	1,093
Gross margin	24%	31%	23%	26%
Operating expenses:
Research and development	1,297	1,335	2,891	2,749
Selling, general and administrative	2,654	4,091	7,040	8,077
Total operating expenses	3,951	5,426	9,931	10,826
Loss from operations	(3,592)	(4,706)	(9,071)	(9,733)
Interest expense, net	(412)	(274)	(780)	(542)
Other income, net	4	329	—	569
Net loss and comprehensive loss	$(4,000)	$(4,651)	$(9,851)	$(9,706)

Comparison of Three Months Ended June 30, 2020 and 2019

Revenues.

For the three months ended June 30, 2020, revenue decreased by approximately $0.9 million or 37% compared to the three months ended June 30, 2019. The decrease is primarily the result of the deferral of elective procedures by hospitals and other medical providers in response to the COVID-19 pandemic. We expect that sales will continue to decline as such restrictions are prolonged or other jurisdictions adopt such restrictions.

Cost of Revenues and Gross Margin.

For the three months ended June 30, 2020, cost of revenues decreased by $0.5 million or 31% compared to the three months ended June 30, 2019. This decrease was primarily attributable to the decrease in revenues. Stock-based compensation expense within cost of revenues totaled $27,000 and $40,000 for the three months ended June 30, 2020 and 2019, respectively.

Gross margin for the three months ended June 30, 2020 decreased to 24%, compared to 31% in the three months ended June 30, 2019. The decrease in gross margin was primarily a result of the significant decline in revenues due to COVID-19 which was more significant than the decrease in our fixed costs resulting from cost reduction measures taken.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended June 30, 2020 decreased by less than $0.1 million or 3%, compared to the three months ended June 30, 2019 primarily due to decreases in compensation expense resulting from cost reduction measures taken due to COVID-19, partially offset by higher project spending for next generation products. Stock-based compensation expense within R&D totaled approximately $0.1 million during both the three months ended June 30, 2020 and 2019.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended June 30, 2020 decreased by approximately $1.4 million or 35%, compared to the three months ended June 30, 2019, primarily due to a decrease in compensation costs resulting from expense reduction measures, lower third-party expenses and decreased variable compensation resulting from the decline in sales prompted by COVID-19. Stock-based compensation expense within SG&A totaled approximately $0.2 million and $0.4 million during the three months ended June 30, 2020 and 2019, respectively.

Interest Expense, Net.

Interest expense, net for the three months ended June 30, 2020 increased by $0.1 million or 50%, compared to the three months ended June 30, 2019 primarily due to the higher CRG loan balance from interest being compounded and lower interest income as compared to the prior year period.

Other Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. During the three months ended June 30, 2019, this also consisted of sublease income. Our subleasing arrangement of a portion of the Company’s facilities was concluded during 2019. Consequently, the three months ended June 30, 2020 consisted of only net gains due to remeasurement of foreign exchange transactions resulting in a decrease of approximately $0.3 million or 99%.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenues.

For the six months ended June 30, 2020, revenue decreased by $0.4 million or 10% compared to the six months ended June 30, 2019. The decrease reflects the effects of COVID-19 prompting hospitals and other medical providers to defer elective procedures. This decline was partially offset by increases in revenue from sales of Pantheris SV product, which was released commercially in July 2019.

Cost of Revenues and Gross Margin.

For the six months ended June 30, 2020, cost of revenues decreased by $0.2 million or 6% compared to the six months ended June 30, 2019. This decrease was primarily attributable to the decrease in revenues for the same period. Stock-based compensation expense within cost of revenues totaled $0.1 million for both the six months ended June 30, 2020 and 2019.

Gross margin for the six months ended June 30, 2020 decreased to 23%, compared to 26% in the six months ended June 30, 2019. The decrease in gross margin was primarily a result of the significant decline in revenues due to COVID-19 and due to an unfavorable customer mix shift.

Research and Development Expenses (“R&D”).

R&D expense for the six months ended June 30, 2020 increased by $0.1 million or 5%, compared to the six months ended June 30, 2019 primarily due to a higher project spending for next generation products, largely offset by decreases in compensation expense. Stock-based compensation expense within R&D totaled approximately $0.2 million during both the six months ended June 30, 2020 and 2019.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the six months ended June 30, 2020 decreased by $1.0 million or 13%, compared to the six months ended June 30, 2019, primarily due to a decrease in compensation costs resulting from expense reduction measures and decreased variable compensation resulting from the decline in sales prompted by COVID-19. Stock-based compensation expense within SG&A totaled approximately $0.5 million and $0.7 million during the six months ended June 30, 2020 and 2019, respectively.

Interest Expense, Net.

Interest expense, net for the six months ended June 30, 2020 increased by $0.2 million or 44%, compared to the six months ended June 30, 2019 primarily due to the higher CRG loan balance from interest being compounded and lower interest income as compared to the prior year period.

Other Income, Net.

During the six months ended June 30, 2019, other income (expense), net consisted of sublease income. Our subleasing arrangement of a portion of the Company’s facilities was concluded during 2019. Consequently, the six months ended June 30, 2020 consisted of only net gains and losses due to remeasurement of foreign exchange transactions resulting in a decrease of approximately $0.6 million or 100%.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $16.6 million and an accumulated deficit of $358.2 million, compared to cash and cash equivalents of $10.9 million and an accumulated deficit of $348.3 million as of December 31, 2019. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $16.6 million at June 30, 2020 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow the Company to fund its current operations through at least the second quarter of 2021. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are only able to issue a limited number of shares using the Shelf Registration Statement at this time. In addition, pursuant to our Securities Purchase Agreement with CRG, the Shelf Registration Statement also registered for resale 870 shares of common stock held by CRG, which may be sold freely in the public market. Under the Shelf Registration Statement, on August 26, 2019, we completed a public offering of 3,813,559 shares of common stock at an offering price of $1.18 per share. As a result, we received net proceeds of approximately $3.8 million after underwriting discounts, commissions, legal and accounting fees. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $1.18 per share.

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

On April 30, 2020, we completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 we issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $3.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

On June 26, 2020, we completed a public offering of 20,000,000 shares of common stock at an offering price of $0.27 per share. On July 9, 2020 we issued an additional 3,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $5.5 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

Cash Flows

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,395)	$(9,615)
Investing activities	—	(70)
Financing activities	14,002	8,029
Net increase (decrease) in cash and cash equivalents	$5,607	$(1,656)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $8.4 million, consisting primarily of a net loss of $9.9 million and an increase in net operating assets of approximately $0.9 million, partially offset by non-cash charges of $2.4 million. Non-cash charges largely related to stock-based compensation of $0.8 million, non-cash interest expense of $0.7 million, and depreciation of $0.5 million. The increase in net operating assets was primarily due to the increase in prepaid expenses, inventory, and accounts payable and a decrease in accrued compensation; partially offset by a decrease in accounts receivable.

Net cash used in operating activities for the six months ended June 30, 2019 was $9.6 million, consisting primarily of a net loss of $9.7 million and an increase in net operating assets of $2.0 million, offset by non-cash charges of $2.0 million. The increase in net operating assets was due to fluctuations in inventories, prepaid expenses, accounts payable, accrued compensation and other accrued expenses, due to timing of payments. The non-cash charges primarily consisted of depreciation and amortization of $0.4 million, stock-based compensation of $1.0 million and non-cash interest expense of $0.7 million.

 Net Cash Used in Investing Activities

There were no investing activities during the six months ended June 30, 2020.

Net cash used in investing activities during the six months ended June 30, 2019 was $0.1 million consisting of purchases of property and equipment of $88,000, offset by proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2020 of $14.0 million primarily relates to proceeds from the issuance of common stock in our January, April, May and June 2020 public offerings, net of various issuance costs and proceeds from borrowings pursuant to the PPP under the CARES Act.

Net cash provided by financing activities in the six months ended June 30, 2019 of $8.0 million primarily relates to proceeds from warrant exercises.

 Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities.

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, our Loan Agreement with CRG, our PPP Loan and non-cancelable purchase commitments. The following table sets out our contractual obligations as of June 30, 2020. Due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,104	$2,326	$1,740	$—	$5,170
CRG Loan	—	14,184	—	—	14,184
PPP Loan	1,053	1,307	—	—	2,360
Noncancelable purchase commitments	923	112	6	—	1,041
	$3,080	$17,929	$1,746	$—	$22,755

The total CRG Loan amount, shown as borrowings on the balance sheet as of June 30, 2020, is $9.8 million. The contractual obligation in the table above of $14.2 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $1.6 million back-end fee to be paid in June 2023 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

The total PPP Loan amount, shown as borrowings on the balance sheet as of June 30, 2020, is $2.33 million. The contractual obligation in the table above of $2.36 million under the PPP Loan includes future interest to be accrued. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

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

Credit Risk

As of June 30, 2020 and December 31, 2019, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. There were no customers that represented more than 10% of our accounts receivable as of June 30, 2020 and December 31, 2019.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position, or cash flows. Based on our foreign currency balances of monetary assets and liabilities, we estimate that a 10% adverse change in Euro exchange rates versus the U.S. dollar would not have a material effect on the fair value of our monetary assets.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19 has spread to multiple countries, including the United States and all of the primary markets where we conduct business. On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed restrictions on travel between the United States and Europe for a 30-day period. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Almost all U.S. states and many local jurisdictions have issued, and others in the future may issue, "shelter-in-place" orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. The disruptions to our activities and operations will negatively impact our business, some of our operating results and may negatively impact our financial condition. There is a risk that government actions will not be effective at containing COVID-19, and that government actions, including the orders and restrictions described above, that are intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

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

In addition, the conduct of clinical trials required to obtain clearance of additional indications and studies gathering post-market data for some of our products previously cleared by the FDA have been, and we expect may continue to be, affected by the COVID-19 pandemic. Specifically, site initiation and patient enrollment have been delayed for one of our clinical studies, and we are experiencing delays in completing the INSIGHT clinical study with the current restrictions on clinical work. As hospital resources are prioritized for the COVID-19 outbreak and quarantines impede patient movement or interrupt healthcare services, these and other clinical studies may continue to be disrupted. If we are unable to successfully complete these or other clinical studies, and thus obtain regulatory approvals and efficacy data sought, our business and operating results may be harmed.

While certain jurisdictions have begun easing restrictions on performing elective procedures, we cannot be certain that other jurisdictions will do so, or that, once hospitals do begin easing restrictions on elective procedures, patients will begin requesting such procedures. Furthermore, some jurisdictions have experienced a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong restrictions on elective procedures.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition, and results of operations in the near term and could have a continuing material impact on our operations, sales, and ability to continue as a going concern.

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

The global outbreak of COVID-19 continues to evolve rapidly. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition, and results of operations in the near term and could have a continuing material impact on our operations, sales, and ability to continue as a going concern.

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

On April 23, 2020 we received proceeds of $2.3 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 19, 2022 and bears annual interest at a rate of 1.0%. Commencing on the date that is the later of (i) the date that is the 10th month after the end of the Company’s PPP Loan covered period (as described below) and (ii) assuming the Company has applied for PPP Loan forgiveness within the period described in clause (i), the date on which SBA remits the loan forgiveness amount on the Company’s PPP Loan to the PPP lender (or notifies such lender that no loan forgiveness is allowed), we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 19, 2022 any principal amount outstanding on the PPP Loan as of October 21, 2020. A portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period or, if elected by the Company, the eight week period beginning on the date of the loan is advanced. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven may be limited due to declines in headcount, whether voluntary or involuntary, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% as compared to the period of January 1, 2020 through March 31, 2020. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

As previously disclosed, we determined to temporarily reduce base salaries by 20% for our employees and named executive officers, Jeffrey M. Soinski (Chief Executive Officer), Mark Weinswig (Chief Financial Officer), and Himanshu Patel (Chief Technology Officer), effective April 16, 2020. On July 29, 2020, our Board of Directors determined to reinstate the base salaries of our named executive officers to their prior amounts. Their salaries will be reinstated effective August 1, 2020. The Board previously reinstated the salaries of our other employees.

 ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1(1)	Promissory Note dated April 20, 2020 between Avinger, Inc. and Silicon Valley Bank

10.2(2)	Amendment No. 4 and Waiver to Term Loan Agreement

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

+	Indicates management contract or compensatory plan.

(1)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020, and incorporated by reference herein.

(2)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2020, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: July 30, 2020	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2020	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)