Form 10-Q
period 2020-09-30
Avinger Inc
filed 2020-11-10
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 84,922,079.

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

●	our ability to continue as a going concern;

●	our ability to remain in compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

●	our ability to identify and develop new and planned products and acquire new products;

●	our financial performance;

●	the effects of the COVID-19 pandemic on our business and results of operations;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally;

●	developments and projections relating to our competitors or our industry; and

●

our expectations of qualitative and quantitative effects of COVID-19 to the extent discussed, as well as any expectations of recovery from or forward looking short-term or long-term implications thereof.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

“Avinger,” “Pantheris,” “Lumivascular,” and “Tigereye” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are our property. Other trade names, trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ™ symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$25,326	$10,943
Accounts receivable, net of allowance for doubtful accounts of $19 at both September 30, 2020 and December 31, 2019	1,341	1,458
Inventories	3,994	3,912
Prepaid expenses and other current assets	524	311
Total current assets	31,185	16,624

Right of use asset	4,269	4,856
Property and equipment, net	942	1,661
Other assets	550	684
Total assets	$36,946	$23,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$632	$663
Accrued compensation	1,455	1,782
Series A preferred stock dividends payable	2,900	—
Accrued expenses and other current liabilities	683	654
Leasehold liability, current portion	787	722
Borrowings, current portion	11,632	8,967
Total current liabilities	18,089	12,788

Leasehold liability, long-term portion	3,483	4,135
Borrowings, long-term portion	911	—
Other long-term liabilities	9	7
Total liabilities	22,492	16,930

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at September 30, 2020 and December 31, 2019;
Shares issued and outstanding: 48,503 at September 30, 2020 and December 31, 2019; aggregate liquidation preference of $48,503 at September 30, 2020 and December 31, 2019	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at September 30, 2020 and December 31, 2019;
Shares issued and outstanding: 84,921,079 and 10,364,663 at September 30, 2020 and December 31, 2019, respectively	85	10
Additional paid-in capital	377,080	355,220
Accumulated deficit	(362,711)	(348,335)
Total stockholders’ equity	14,454	6,895
Total liabilities and stockholders’ equity	$36,946	$23,825

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$2,302	$2,410	$6,029	$6,569
Cost of revenues	1,525	1,563	4,392	4,629
Gross profit	777	847	1,637	1,940

Operating expenses:
Research and development	1,417	1,371	4,308	4,120
Selling, general and administrative	3,461	4,091	10,501	12,168
Total operating expenses	4,878	5,462	14,809	16,288
Loss from operations	(4,101)	(4,615)	(13,172)	(14,348)

Interest income	1	70	33	242
Interest expense	(433)	(377)	(1,245)	(1,091)
Other income, net	8	299	8	868
Net loss and comprehensive loss	(4,525)	(4,623)	(14,376)	(14,329)
Accretion of preferred stock dividends	(967)	(895)	(2,901)	(2,685)
Net loss attributable to common stockholders	$(5,492)	$(5,518)	$(17,277)	$(17,014)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.70)	$(0.46)	$(2.75)
Weighted average common shares used to compute net loss per share, basic and diluted	69,459	7,900	37,246	6,189

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	48,503	$—	51,339,024	$51	$365,684	$(358,186)	$7,549
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	33,221,725	33	11,979	—	12,012
Vesting of restricted stock units	—	—	360,330	1	—	—	1
Employee stock-based compensation	—	—	—	—	384	—	384
Accretion of Series A preferred stock dividends	—	—	—	—	(967)	—	(967)
Net and comprehensive loss	—	—	—	—	—	(4,525)	(4,525)
Balance at September 30, 2020	48,503	$—	84,921,079	$85	$377,080	$(362,711)	$14,454

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	44,923	$—	6,421,317	$6	$348,505	$(338,591)	$9,920
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	107,303	—	18	—	18
Employee stock-based compensation	—	—	—	—	523	—	523
Issuance of common stock in public offering, net of commissions and issuance costs	—	—	3,813,559	4	3,807	—	3,811
Accretion of Series A preferred stock dividends	—	—	—	—	(895)	—	(895)
Net and comprehensive loss	—	—	—	—	—	(4,623)	(4,623)
Balance at September 30, 2019	44,923	$—	10,342,179	$10	$351,958	$(343,214)	$8,754

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	48,503	$—	10,364,663	$10	$355,220	$(348,335)	$6,895
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	74,140,297	74	23,574	—	23,648
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	416,119	1	27	—	28
Employee stock-based compensation	—	—	—	—	1,160	—	1,160
Accretion of Series A preferred stock dividends	—	—	—	—	(2,901)	—	(2,901)
Net and comprehensive loss	—	—	—	—	—	(14,376)	(14,376)
Balance at September 30, 2020	48,503	$—	84,921,079	$85	$377,080	$(362,711)	$14,454

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	45,671	$—	3,492,200	$3	$338,342	$(328,885)	$9,460
Conversion of Series B preferred stock into common stock	(1,523)	—	380,750	—	—	—	—
Conversion of Series C preferred stock into common stock	(2,170)	—	542,500	1	(1)	—	—
Exercises of warrants for common stock	—	—	1,998,079	2	7,991	—	7,993
Issuance of common stock in public offering, net of commissions and issuance costs	—	—	3,813,559	4	3,807	—	3,811
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock unites	—	—	115,091	—	54	—	54
Employee stock-based compensation	—	—	—	—	1,532	—	1,532
Issuance of Series A preferred stock to pay dividends	2,945	—	—	—	2,918	—	2,918
Accretion of Series A preferred stock dividends	—	—	—	—	(2,685)	—	(2,685)
Net and comprehensive loss	—	—	—	—	—	(14,329)	(14,329)
Balance at September 30, 2019	44,923	$—	10,342,179	$10	$351,958	$(343,214)	$8,754

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(14,376)	$(14,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676	654
Amortization of debt issuance costs and debt discount	126	129
Stock-based compensation	1,160	1,532
Noncash interest expense	1,119	962
Change in right of use asset	129	(357)
Provision for excess and obsolete inventories	390	80
Other non-cash (gains) losses, net	(52)	—
Changes in operating assets and liabilities:
Accounts receivable	142	(147)
Inventories	(464)	(1,149)
Prepaid expenses and other current assets	(197)	(59)
Other assets	5	(16)
Accounts payable	(31)	(229)
Accrued compensation	(327)	(8)
Accrued expenses and other current liabilities	29	(768)
Other long-term liabilities	—	(32)
Net cash used in operating activities	(11,671)	(13,737)

Cash flows from investing activities
Purchases of property and equipment	—	(88)
Proceeds from sale of property and equipment	40	18
Net cash provided by (used in) investing activities	40	(70)

Cash flows from financing activities
Proceeds from borrowings	2,330	—
Proceeds from the issuance of common stock related to warrant exercises	—	7,993
Proceeds from the issuance of common stock in public offerings, net	23,648	3,811
Proceeds from the issuance of common stock under officers and directors purchase plan	36	54
Net cash provided by financing activities	26,014	11,858

Net change in cash and cash equivalents	14,383	(1,949)
Cash and cash equivalents, beginning of period	10,943	16,410
Cash and cash equivalents, end of period	$25,326	$14,461

Supplemental disclosure of cash flow information

Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$2,901	$2,685
Issuance of Series A preferred stock to pay dividends	$—	$2,918
Reclassification of right of use asset to prepaid rent	$(129)	$358
Increase to right of use asset and leasehold liability arising from lease amendment	$—	4,680
Transfers between inventory and property and equipment	$(7)	$380

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL, Ocelot MVRX and Ocelaris (“Tigereye”), all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company also has image-guided atherectomy systems under its suite of Lumivascular products, Pantheris and Pantheris SV, which are designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company is located in Redwood City, California.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company had an accumulated deficit of $362.7 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $25.3 million at September 30, 2020 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through at least the fourth quarter of 2021. Even though we received net proceeds of approximately $8 million from the issuance of common stock upon the exercise of warrants during April and May of 2019, net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, $3.9 million from the sale of our common stock in our January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.0 million from the sale of our common stock in April and May 2020, $5.5 million from the sale of our common stock in June and July 2020 and $11.3 million from the sale of our common stock in August and September 2020, the Company will need to raise additional funds through future equity or debt financings within the next twelve months to meet its operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the recent decline in the Company’s stock price, any financing that we undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. During the second quarter of 2020 we took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on our business, which included reduction of discretionary costs, reduction of base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. While salaries and hours worked largely returned to prior levels in July 2020, we will continue to employ certain actions to manage our resources in the foreseeable future. There can be no assurance that such strategies will be successful in mitigating the negative impacts of the COVID-19 pandemic on our business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of borrowings at September 30, 2020 and December 31, 2019 has been classified as current in these financial statements. CRG has not invoked the material adverse change clause.

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

On June 26, 2020, we completed a public offering of 20,000,000 shares of common stock at an offering price of $0.27 per share. On July 9, 2020 we issued an additional 3,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering resulting in $0.7 million of additional net proceeds. As a result, we received aggregate net proceeds of approximately $5.5 million including the overallotment option and after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 6, 2020, under the Shelf Registration Statement, we completed a public offering of 15,789,474 shares of common stock at an offering price of $0.38 per share. On August 11, 2020 we issued an additional 2,368,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 25, 2020, under the Shelf Registration Statement, we completed a public offering of 11,063,830 shares of common stock at an offering price of $0.47 per share. On September 1, 2020 we issued an additional 1,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $5.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, or for any other interim period or for any future year. The December 31, 2019 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 5, 2020. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its common stock valuation and related stock-based compensation, the valuation of the common stock warrants, provisions for doubtful accounts receivable and excess and obsolete inventories, clinical trial accruals, and its reserves for sales returns and warranty costs. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of September 30, 2020 and December 31, 2019. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of September 30, 2020 and December 31, 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of September 30, 2020 and December 31, 2019. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2020 and December 31, 2019.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At September 30, 2020 and December 31, 2019, no customer represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2020 and 2019, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Product Warranty Costs

The Company typically offers a one-year warranty on its products commencing upon the transfer of title and risk of loss to the customer. The Company accrues for the estimated cost of product warranties upon invoicing its customers, based on historical results. Warranty costs are reflected in the statement of operations and comprehensive loss as a cost of revenues. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from these estimates, revisions to the estimated warranty liability would be required. Periodically the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts, as necessary. Warranty provisions and claims are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$221	$215	$215	$272
Warranty provision	13	34	124	70
Usage/Release	(35)	(35)	(140)	(128)
Ending balance	$199	$214	$199	$214

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of September 30, 2020 and 2019, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(5,492)	$(5,518)	$(17,277)	$(17,014)
Weighted average common stock outstanding, basic and diluted	69,459	7,900	37,246	6,189
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.70)	$(0.46)	$(2.75)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock warrants equivalents	2,753,999	2,757,741	2,753,999	3,346,568
Common stock options	6,903	7,444	7,100	7,596
Convertible preferred stock	48,503	44,923	48,503	45,046
Unvested restricted stock units	749,512	371,651	820,743	316,575
	3,558,917	3,181,759	3,630,345	3,715,785

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended September 30, 2020 and 2019, 94% and 96%, respectively, of the Company’s revenues were in the United States. For both the nine months ended September 30, 2020 and 2019, 94% of the Company’s revenues were in the United States based on the shipping location of the external customer.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument.  As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company in the first quarter of 2022 and early adoption is permitted.  This new standard is not expected to have a material impact on the Company’s condensed financial statements.

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

As of September 30, 2020 and December 31, 2019, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of September 30, 2020 and December 31, 2019, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the three months ended September 30, 2020.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$1,403	$1,426
Work-in-process	765	596
Finished products	1,826	1,890
Total inventories	$3,994	$3,912

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

On March 2, 2020, the Company entered into Amendment No. 3 to the Loan Agreement to, among other things:

●	extend the period that the Company can make interest payments in payment in kind (“PIK”) to June 30, 2021;
●	lower the Minimum Revenue Covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022;
●	insert certain terms to clarify that all fees, including the prepayment premium, are due if the obligations are accelerated; and
●	insert a new provision to make clear that to the extent the Company divides its assets/liabilities into divisions, such assets/liabilities will be treated as transferred to a third party.

On May 12, 2020, the Company entered into Amendment No. 4 to the Loan Agreement to, among other things:

●	grant to the Company the right to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price, subject to certain conditions; and
●	waive the Company’s requirement to comply with the Minimum Revenue Covenant for 2020.

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

As of September 30, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2020, principal, final facility fee and PIK payments due under the Loan Agreement are as follows (in thousands):

Year Ending December 31,
2020 (remaining three months of the year)	$—
2021	3,400
2022	6,266
2023	4,518
14,184
Less: Amount of PIK additions and final facility fee to be accreted subsequent to September 30, 2020	(3,520)
Less: Amount representing debt financing costs	(461)
Borrowings, as of September 30, 2020	$10,203

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2020 and December 31, 2019, the balance of the aggregate debt discount was approximately $461,000 and $588,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $42,000 during both the three months ended September 30, 2020 and 2019. The Company’s interest expense associated with the amortization of debt discount was approximately $127,000 during both the nine months ended September 30, 2020 and 2019. For the three months ended September 30, 2020 and 2019, the Company incurred interest expense of approximately $427,000 and $377,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred interest expense of approximately $1.2 million and $1.1 million, respectively.

Due to the material adverse change clause in the Loan Agreement with CRG, the entire amount of borrowings at September 30, 2020 and December 31, 2019 is classified as current in these financial statements. CRG has not invoked the material adverse change clause.

Paycheck Protection Program

On April 23, 2020, we received loan proceeds of $2.3 million (the “ PPP Loan”) pursuant to the PPP under the CARES Act.

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

On June 5, 2020, the President of the United States signed the Paycheck Protection Program Flexibility Act (the “PPPFA”) into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. We expect to apply for forgiveness of the PPP loan in the fourth quarter of 2020. While we believe that we have complied with the requirements to obtain forgiveness, there can be no assurance that any or all of the PPP loan amount will be forgiven. We also continue to evaluate and may still pursue additional programs under the CARES Act, but there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

As of September 30, 2020, principal and interest payments due under the PPP Loan are as follows (in thousands):

Year Ending December 31,
2020 (remaining three months of the year)	$264
2021	1,575
2022	521
2,360
Less: Amount of interest to be accreted subsequent to September 30, 2020	(20)
Borrowings, as of September 30, 2020	$2,340

For the three and nine months ended September 30, 2020, the Company incurred interest expense of approximately $6,000 related to the PPP Loan.

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

For the three months ended September 30, 2020, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $105,000, which totaled approximately $314,000 for each of the three month periods ended September 30, 2020 and 2019. Rent expense for the nine months ended September 30, 2020 and 2019 was approximately $942,000 and $1.1 million, respectively. Operating right-of-use asset amortization for the three months ended September 30, 2020 and 2019 was approximately $242,000 and $225,000, respectively. Operating right-of-use asset amortization for the nine months ended September 30, 2020 and 2019 was approximately $718,000 and $444,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $331,000 as prepaid rent included in other assets on the condensed balance sheet as of September 30, 2020.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of September 30, 2020 (in thousands):

Year Ending December 31,
2020 (remaining three months of the year)	$274
2021	1,123
2022	1,162
2023	1,203
2024	1,138
4,900
Less: Imputed interest	(630)
Leasehold liability as of September 30, 2020	$4,270

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.1 million as of September 30, 2020.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not been subject to any claims or been required to defend any action related to its indemnification obligations.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of September 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 48,503 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019 and December 2019, 2,945 and 3,580 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2019. As of September 30, 2020, 48,325 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $967,000 and $895,000 during the quarters ended September 30, 2020 and 2019, respectively and approximately $2.9 million and $2.7 million during the nine months ended September 30, 2020 and 2019, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2019, 1,523 of these shares converted into 380,750 shares of common stock. As of September 30, 2020 and December 31, 2019, 178 shares of Series B preferred stock remained outstanding which are currently convertible at $0.25 per share.

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. During the nine months ended September 30, 2019, 2,170 shares of Series C preferred stock, which then constituted all the remaining Series C shares, were converted into 542,500 shares of common stock, leaving no shares of Series C preferred stock outstanding.

Common Stock

As of September 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 84,921,079 shares were issued and outstanding.

Common Stock Warrants

As of September 30, 2020, we had outstanding warrants to purchase common stock as follows:

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

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 1,797,900 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase one share of common stock at $20.00 per share that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. The Company determined that the Series B Warrants should be classified as equity. As of September 30, 2020, Series B Warrants to purchase an aggregate of 1,768,850 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 216,618 shares of common stock, the Company issued warrants that provide for the purchase of 108,309 shares of common stock at $15.80 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of September 30, 2020, all of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 2,875,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 250 shares of common stock. The Company determined that the warrants should be classified as equity. During the year ended December 31, 2019, warrants were exercised for an aggregate of 1,998,079 shares of common stock with proceeds to the Company of approximately $8.0 million. As of September 30, 2020 and December 31, 2019, warrants to purchase an aggregate of 876,840 shares of common stock were outstanding.

As of September 30, 2020 and December 31, 2019, warrants to purchase an aggregate of 2,753,999 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted, and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 3,300 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 4,225 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 300,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. On June 19, 2019, the Company’s stockholders approved an additional 800,000 increase to the 2015 Plan. As of September 30, 2020, 202,544 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2019	7,401	$1,309.47	6.81	$—
Granted	—	$—
Exercised	—	$—
Expired	(549)	$2,138.72
Forfeited	(26)	$820.00
Balance at September 30, 2020	6,826	$1,241.89	6.05	$—

Exercisable at September 30, 2020	6,781	$1,244.72	6.05	$—

Vested and expected to vest at September 30, 2020	6,826	$1,241.89	6.05	$—

There were no options granted or exercised during the nine months ended September 30, 2020 or 2019. As of September 30, 2020, there was approximately $11,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 0.4 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and nine months ended September 30, 2020 and 2019.

The Company’s RSUs generally vest annually over three or four years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2019	908,504	$4.09	1.81
Awarded	47,500	$0.58	—
Released	(363,085)	$4.58	—
Forfeited	(152,727)	$3.04	—
Awards outstanding at September 30, 2020	440,192	$3.67	1.20

As of September 30, 2020, there was approximately $1.5 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.2 years. The 440,192 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $0.1 million. The Company used the closing market price of $0.32 per share at September 30, 2020, to determine the aggregate fair value for the RSUs outstanding at that date. For the nine months ended September 30, 2020 and 2019, the fair value of RSUs vested was approximately $134,000 and $110,000, respectively.

 2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 40,000 and 125,000 shares, respectively, to be made available under the ODPP. Common stock issued under the ODPP during the nine months ended September 30, 2020 totaled 53,034 shares. As of September 30, 2020, there were 92,170 shares reserved for issuance under the ODPP.

8. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three and nine months ended September 30, 2020 and 2019, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$36	$40	$97	$128
Research and development expenses	116	122	354	339
Selling, general and administrative expenses	232	361	709	1,065
	$384	$523	$1,160	$1,532

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020, our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020, and our Annual Report on Form 10-K filed with the SEC on March 5, 2020 titled “Risk Factors.”

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

We manufacture and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and Pantheris, our image-guided atherectomy device which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received CE Marking for our original Ocelot product in September 2011 and received U.S. Food and Drug Administration, or FDA, 510(k) clearance in November 2012.We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, the Company also received 510(k) clearance from the FDA for its current next-generation version of Pantheris. In April 2019, the Company received 510(k) clearance from the FDA for its Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. The Pantheris SV has a smaller diameter and longer length that we believe will optimize it for its targeted use.

In September of 2020, we received 510(k) clearance of Ocelaris (“Tigereye”), a next generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular imaging similar to the company’s Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability within the lumen. Tigereye also features a new distal tip configuration with faster rotational speeds designed to penetrate challenging lesions. The Tigereye catheter has a working length of 140 cm and 5 French sheath compatibility for treatment of lesions in the peripheral vessels both above and below the knee. The product became available in the fourth quarter of 2020 for first cases in the U.S.

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

We continue development efforts on the next generation of the Lightbox imaging console, the L300, which is being designed to provide enhanced imaging capabilities in a much smaller form factor and be available to users at a lower cost. We anticipate filing a 510(k) submission for the L300 in the first quarter of 2021.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2020. We generated revenues of $7.9 million in 2018, and $9.1 million in 2019. The growth experienced in 2019 was largely due to our next generation Pantheris and the launch of Pantheris SV.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, experienced a significant decline in sales in the second quarter of 2020, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. During the quarter ended September 30, 2020, we experienced a rebound of sales as practitioners began to once again perform elective procedures. While certain jurisdictions easing are restrictions on performing elective procedures, we cannot be certain that other jurisdictions in the United States will do so in the near future. Furthermore, some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong restrictions on elective procedures. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict. Consequently, it is unclear whether the reduction in sales was temporary and whether such sales may be recoverable in the future. If such lost sales are not fully recoverable in the future, our business and results of operations will be significantly adversely affected. In addition to the effects on sales, we have also experienced delays in site initiation and patient enrollment for one of our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

We have undertaken and continue to evaluate further action to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. During the second quarter of 2020 we took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on our business, which included reduction of discretionary costs, reduction of base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. While some measures, including salaries and hours worked, have returned to prior levels, we will continue to employ certain actions to manage our resources in the foreseeable future, such as managing discretionary costs. In addition, there can be no assurance that such strategies will be successful in effectively managing our resources and mitigating the negative impact of the COVID-19 on our business and operating results. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

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

On June 5, 2020, the President of the United States signed the Paycheck Protection Program Flexibility Act (PPPFA) into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. We are evaluating forgiveness requirements pursuant to the PPPFA but can provide no guarantee that we will meet any of the requirements of forgiveness. We also continue to evaluate and may still pursue additional programs under the CARES Act, but there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

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

During the three and nine months ended September 30, 2020 our net loss and comprehensive net loss was $4.5 million and $14.4 million, respectively. We have not been profitable since inception, and as of September 30, 2020, accumulated deficit was $362.7 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On March 2, 2020, we entered into Amendment No. 3 to the Term Loan Agreement (the “Amendment No. 3 Loan Agreement”) with CRG. Under its terms, the Amendment No. 3 Loan Agreement, among other things: (1) extended the period during which the Company may elect to pay its entire interest payments in PIK interest payments through June 30, 2021; and (2) reduced the minimum revenue covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022. On May 12, 202, we entered into Amendment No. 4 to the Term Loan Agreement (the “Amendment No. 4 Loan Agreement”) with CRG which, among other things, waived the Company’s requirement to comply with the minimum revenue covenant for 2020.

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

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated April 20, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP and the PPPFA, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. The Company may be required to repay some or all of the Loan due to changes or different interpretations of the PPP requirements that continue to evolve.

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

On June 26, 2020, we completed a public offering of 20,000,000 shares of common stock at an offering price of $0.27 per share. On July 9, 2020 we issued an additional 3,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering resulting in $0.7 million of additional net proceeds. As a result, we received aggregate net proceeds of approximately $5.5 million including the overallotment option and after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 6, 2020, under the Shelf Registration Statement, we completed a public offering of 15,789,474 shares of common stock at an offering price of $0.38 per share. On August 11, 2020 we issued an additional 2,368,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 25, 2020, under the Shelf Registration Statement, we completed a public offering of 11,063,830 shares of common stock at an offering price of $0.47 per share. On September 1, 2020 we issued an additional 1,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $5.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended September 30, 2020, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 5, 2020.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our Lightbox console, as well as related services, and sales of our various PAD catheters in the United States and select international markets. No single customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2020 and 2019.

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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Revenues	$2,302	$2,410	$6,029	$6,569
Cost of revenues	1,525	1,563	4,392	4,629
Gross profit	777	847	1,637	1,940
Gross margin	34%	35%	27%	30%
Operating expenses:
Research and development	1,417	1,371	4,308	4,120
Selling, general and administrative	3,461	4,091	10,501	12,168
Total operating expenses	4,878	5,462	14,809	16,288
Loss from operations	(4,101)	(4,615)	(13,172)	(14,348)
Interest expense, net	(432)	(307)	(1,212)	(849)
Other income, net	8	299	8	868
Net loss and comprehensive loss	$(4,525)	$(4,623)	$(14,376)	$(14,329)

Comparison of Three Months Ended September 30, 2020 and 2019

Revenues.

For the three months ended September 30, 2020, revenue decreased by approximately $0.1 million or 5% compared to the three months ended September 30, 2019. The decrease is primarily the result of the continuing deferral of elective procedures by hospitals and other medical providers in response to the COVID-19 pandemic; specifically, in jurisdictions that have yet to ease restrictions associated with elective procedures. We expect that sales will continue to be volatile as such restrictions are prolonged or other jurisdictions adopt or reinstate such restrictions.

Cost of Revenues and Gross Margin.

For the three months ended September 30, 2020, cost of revenues remained flat compared to the three months ended September 30, 2019. Stock-based compensation expense within cost of revenues totaled $36,000 and $40,000 for the three months ended September 30, 2020 and 2019, respectively.

Gross margin for the three months ended September 30, 2020 decreased to 34%, compared to 35% in the three months ended September 30, 2019. The decrease in gross margin was primarily a result of the decline in revenues due to COVID-19 and customer mix.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended September 30, 2020 remained relatively flat compared to the three months ended September 30, 2019. Compensation expense decreased compared to the prior year period which was largely offset by higher project spending for next generation products including the L300 imaging console. Stock-based compensation expense within R&D totaled approximately $0.1 million during both the three months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended September 30, 2020 decreased by approximately $0.6 million or 15%, compared to the three months ended September 30, 2019, primarily due to a decrease in compensation costs resulting from expense reduction measures, lower third-party expenses and decreased variable compensation resulting from the decline in sales prompted by COVID-19. Stock-based compensation expense within SG&A totaled approximately $0.2 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively.

Interest Expense, Net.

Interest expense, net for the three months ended September 30, 2020 increased by $0.1 million or 41%, compared to the three months ended September 30, 2019 primarily due to the higher CRG loan balance from interest being compounded and lower interest income as compared to the prior year period due to a decline in money market interest rates during the period.

Other Income, Net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. During the three months ended September 30, 2019, this also consisted of sublease income. Our subleasing arrangement of a portion of the Company’s facilities was concluded during 2019. Consequently, the three months ended September 30, 2020 consisted of only net gains due to remeasurement of foreign exchange transactions resulting in a decrease of approximately $0.3 million or 97%.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenues.

For the nine months ended September 30, 2020, revenue decreased by $0.5 million or 8% compared to the nine months ended September 30, 2019. The decrease reflects the effects of COVID-19 prompting hospitals and other medical providers to defer elective procedures. This decline was partially offset by increases in revenue from sales of Pantheris SV product, which was released commercially in July 2019.

Cost of Revenues and Gross Margin.

For the nine months ended September 30, 2020, cost of revenues decreased by $0.2 million or 5% compared to the nine months ended September 30, 2019. This decrease was primarily attributable to the decrease in revenues for the same period. Stock-based compensation expense within cost of revenues totaled $0.1 million for both the nine months ended September 30, 2020 and 2019.

Gross margin for the nine months ended September 30, 2020 decreased to 27%, compared to 30% in the nine months ended September 30, 2019. The decrease in gross margin was primarily a result of the decline in revenues due to COVID-19, higher excess and obsolete charges on inventory and an unfavorable customer mix shift.

Research and Development Expenses (“R&D”).

R&D expense for the nine months ended September 30, 2020 increased by $0.2 million or 5%, compared to the nine months ended September 30, 2019 primarily due to a higher project spending for next generation products including the L300 imaging console, largely offset by decreases in compensation expense. Stock-based compensation expense within R&D totaled approximately $0.4 million and $0.3 million during the nine months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the nine months ended September 30, 2020 decreased by $1.7 million or 14%, compared to the nine months ended September 30, 2019, primarily due to a decrease in compensation costs resulting from expense reduction measures and decreased variable compensation. Stock-based compensation expense within SG&A totaled approximately $0.7 million and $1.1 million during the nine months ended September 30, 2020 and 2019, respectively.

Interest Expense, Net.

Interest expense, net for the nine months ended September 30, 2020 increased by $0.4 million or 43%, compared to the nine months ended September 30, 2019 primarily due to the higher CRG loan balance from interest being compounded and lower interest income as compared to the prior year period, due to the decline in the money market interest rates during the period.

Other Income, Net.

During the nine months ended September 30, 2019, other income, net consisted of sublease income. Our subleasing arrangement of a portion of the Company’s facilities was concluded during 2019. Consequently, the nine months ended September 30, 2020 consisted of only net gains and losses due to remeasurement of foreign exchange transactions resulting in a decrease of approximately $0.9 million or 99%.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $25.3 million and an accumulated deficit of $362.7 million, compared to cash and cash equivalents of $10.9 million and an accumulated deficit of $348.3 million as of December 31, 2019. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $25.3 million at September 30, 2020 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow the Company to fund its current operations through at least the fourth quarter of 2021. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. While we have taken certain actions to manage our available cash and other resources to mitigate the effects of COVID-19 on our business, there can be no assurance that such strategies will be successful in mitigating the negative impacts of the COVID-19 pandemic on our liquidity and capital resources.

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

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated April 20, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing in six months. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act and the PPPFA, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements.

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

On June 26, 2020, we completed a public offering of 20,000,000 shares of common stock at an offering price of $0.27 per share. On July 9, 2020 we issued an additional 3,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering resulting in $0.7 million of additional net proceeds. As a result, we received aggregate net proceeds of approximately $5.5 million including the overallotment option and after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 6, 2020, under the Shelf Registration Statement, we completed a public offering of 15,789,474 shares of common stock at an offering price of $0.38 per share. On August 11, 2020 we issued an additional 2,368,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 25, 2020, under the Shelf Registration Statement, we completed a public offering of 11,063,830 shares of common stock at an offering price of $0.47 per share. On September 1, 2020 we issued an additional 1,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $5.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,671)	$(13,737)
Investing activities	40	(70)
Financing activities	26,014	11,858
Net increase (decrease) in cash and cash equivalents	$14,383	$(1,949)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $11.7 million, consisting primarily of a net loss of $14.4 million and an increase in net operating assets of approximately $0.8 million, partially offset by non-cash charges of $3.5 million. Non-cash charges largely related to stock-based compensation of $1.2 million, non-cash interest expense of $1.1 million, depreciation of $0.7 million and provisions for excess and obsolete inventory of $0.4 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and inventory and a decrease in accrued compensation; partially offset by a decrease in accounts payable.

Net cash used in operating activities for the nine months ended September 30, 2019 was $13.7 million, consisting primarily of a net loss of $14.3 million and an increase in net operating assets of $2.4 million, offset by non-cash charges of $3.0 million. The increase in net operating assets was due to fluctuations in inventories, prepaid expenses, accounts payable and accrued expenses and other current liabilities, due to timing of payments and reduction of leasehold liability. The non-cash charges primarily consisted of depreciation and amortization of $0.7 million, stock-based compensation of $1.5 million and non-cash interest expense of $1.0 million; partially offset by an increase in the right of use asset of $0.4 million.

 Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020 was $40,000 resulting from the proceeds from the sale of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2019 was $70,000 consisting of purchases of property and equipment of $88,000, offset by proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2020 of $26.0 million primarily relates to proceeds from the issuance of common stock in our public offerings, net of various issuance costs and proceeds of $2.3 million from borrowings pursuant to the PPP under the CARES Act.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, our Loan Agreement with CRG, our PPP Loan and non-cancelable purchase commitments. The following table sets out our contractual obligations as of September 30, 2020. Due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,113	$2,345	$1,442	$—	$4,900
CRG Loan	1,722	12,462	—	—	14,184
PPP Loan	1,447	914	—	—	2,361
Noncancelable purchase commitments	984	91	5	—	1,080
	$5,266	$15,812	$1,447	$—	$22,525

The total CRG Loan amount, shown as borrowings on the balance sheet as of September 30, 2020, is $9.8 million. The contractual obligation in the table above of $14.2 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $1.6 million back-end fee to be paid in June 2023 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

The total PPP Loan amount, shown as borrowings on the balance sheet as of September 30, 2020, is $2.34 million. The contractual obligation in the table above of $2.36 million under the PPP Loan includes future interest to be accrued. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act and the PPPFA, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part.

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

Credit Risk

As of September 30, 2020 and December 31, 2019, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relates to revenues from the sale and rental of our Lumivascular platform products to hospitals and medical centers in the United States. There were no customers that represented more than 10% of our accounts receivable as of September 30, 2020 and December 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The duration of COVID-19's impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns for could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain capital spending and related projects until the travel and logistical impacts related to COVID-19 are lifted, which will delay the completion of such projects.

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

While certain jurisdictions have begun easing restrictions on performing elective procedures, we cannot be certain that other jurisdictions will do so, or that, once hospitals do begin easing restrictions on elective procedures, patients will begin requesting such procedures. Furthermore, some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong or reinstate restrictions on elective procedures.

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

Restrictions on the ability to travel, social distancing policies, orders and restrictions, including those described above, and recommendations and fears of COVID-19 spreading within medical centers has caused both patients and providers to delay or cancel procedures that use our devices. We are unable to accurately predict when these policies, orders and restrictions will be relaxed or lifted, and there can be no assurances that patients or providers will restart procedures that use our devices upon termination of these policies, orders and restrictions, particularly if there remains any continued community outbreak of COVID-19.

A prolonged economic contraction or recession may also result in employer layoffs of their employees in markets where we conduct business, which could result in lower procedure demand. In particular, as certain of the procedures that use our products have limited reimbursement and require patients to pay for the procedures in whole or in part, a reduction in employment would reduce utilization and sales of our products. We have already experienced reduced sales as a result of the effects of the COVID-19 pandemic. While we experienced a rebound in sales during the third quarter of 2020 as practitioners and hospitals began to once again perform elective procedures, it is unclear whether our sales will continue to increase and whether sales lost earlier in the year may be recoverable in the future. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected.

Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as hospitals reduce access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. In addition, we made temporary salary and work hour reductions, though we have reverted salaries and hours to prior levels, we and may, in the future, take further actions including reinstating reductions to salary and work hours, furloughs, restructuring or layoffs which may negatively impact our workforce and our business.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. We applied for, and received, a loan (the “PPP Loan”) in the principal amount of $2.3 million under the Paycheck Protection Program (the “PPP”) of the Cares Act. The PPP Loan bears interest at a fixed rate of 1% annually and matures on April 20, 2022. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. In addition, on June 5, 2020, the President of the United States signed the Paycheck Protection Program Flexibility Act (the “PPPFA”) into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. We are evaluating forgiveness requirements pursuant to the PPP and PPPFA but can provide no guarantee that we will meet any of the requirements of forgiveness. However, no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. While we may determine to apply for additional programs available under the CARES Act, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 23, 2020 we received proceeds of $2.3 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 20, 2022 and bears annual interest at a rate of 1.0%. Commencing on the date that is the later of (i) the date that is the 10th month after the end of the Company’s PPP Loan covered period (as described below) and (ii) assuming the Company has applied for PPP Loan forgiveness within the period described in clause (i), the date on which SBA remits the loan forgiveness amount on the Company’s PPP Loan to the PPP lender (or notifies such lender that no loan forgiveness is allowed), we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 20, 2022 any principal amount outstanding on the PPP Loan as of October 21, 2020. On June 5, 2020, the President of the United States signed the PPPFA into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. A portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and the PPPFA, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period or, if elected by the Company, the eight week period beginning on the date of the loan is advanced. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven may be limited due to declines in headcount, whether voluntary or involuntary, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% as compared to the period of January 1, 2020 through March 31, 2020. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

The Company intends to present a proposal to its stockholders at the Company’s next annual meeting to be held on December 10, 2020 to effect a reverse stock split at a ratio not less than 1-for-5 and not greater than 1-for-20. There is no guarantee that, if approved, a reverse stock split would result in the Company meeting the minimum bid price. Further, because the meeting to obtain stockholder approval will not be held until after November 20, 2020, Nasdaq may determine to delist our securities.

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

Avinger, Inc.
(Registrant)

Date: November 10, 2020	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)