Form 10-K
period 2020-12-31
Avinger Inc
filed 2021-03-11
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date, was approximately $16.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 26, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 95,298,129.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our current clinical studies, and any additional clinical studies we initiate;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by the FDA for enhanced versions of Pantheris, Ocelot and Lightbox;

●	the expected timing of 510(k) submission to the FDA, and associated marketing clearances by the FDA, for additional versions of Pantheris, Ocelot and Lightbox;

●	the expected growth in our business and our organization;

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

●

our expectations of qualitative and quantitative effects of COVID-19 to the extent discussed, as well as any expectations of recovery from or forward looking short-term or long-term implications thereof;

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the United States Securities and Exchange Commission (“SEC”) as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

We design, manufacture, and sell a suite of products in the United States and select international markets. We were formed as a Delaware corporation in 2007. Our principal offices are located in Redwood City, California. Our current Lumivascular platform consists of products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and the Pantheris family of catheters, our image-guided atherectomy family of catheters which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration, or FDA, 510(k) clearance in November 2012. We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. The Pantheris SV has a smaller diameter and longer length that we believe will optimize it for its targeted use.

In September of 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular imaging similar to the company’s Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability within the lumen. Tigereye also features a new distal tip configuration with faster rotational speeds designed to penetrate challenging lesions. The Tigereye catheter has a working length of 140 cm and 5 French sheath compatibility for treatment of lesions in the peripheral vessels both above and below the knee. The product became available in October 2020 for first cases in the U.S on a limited basis and launched commercially in January 2021.

Current treatments for PAD, including bypass surgery, can be costly and may result in complications, high levels of post-surgery pain, and lengthy hospital stays and recovery times. Minimally invasive, or endovascular, treatments for PAD include stenting, angioplasty, and atherectomy, which is the use of a catheter-based device for the removal of plaque. These treatments have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease, also known as restenosis. We believe one of the main contributing factors to high restenosis rates, or narrowing of a blood vessel, for PAD patients treated with endovascular technologies is the amount of vascular injury that occurs during an intervention. Specifically, these treatments often disrupt the membrane between the outermost layers of the artery, which is referred to as the external elastic lamina, or EEL.

We believe our Lumivascular platform is the only technology that offers real-time visualization of the inside of the artery during PAD treatment through the use of optical coherence tomography, or OCT, a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with real-time OCT video images from the inside of an artery, and we believe Ocelot and Pantheris are the first product families to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free video image guidance during treatment, enabling them to better differentiate between plaque disease and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque disease, while avoiding damage to healthy portions of the artery.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and is expected to continue through 2021. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the trial is fully enrolled and follow-up data through six months are available and analyzed.

We continue development efforts on the next-generation of the Lightbox imaging console, the Lightbox 3, which is being designed to provide enhanced real-time video imaging capabilities in a much smaller form factor and at a lower cost. We anticipate filing a 510(k) submission for the Lightbox 3 during 2021.

We focus our direct sales force, marketing efforts and promotional activities on interventional cardiologists, vascular surgeons and interventional radiologists. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. Although our sales and marketing efforts are directed at these physicians because they are the primary users of our technology, we consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. We are designing additional future products to be compatible with our Lumivascular platform, which we expect to enhance the value proposition for hospitals to invest in our technology. Pantheris qualifies for existing reimbursement codes currently utilized by other atherectomy products, further facilitating adoption of our products.

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2021. We generated revenues of $7.9 million in 2018, $9.1 million in 2019 and $8.8 million in 2020. The growth experienced in 2019 was largely due to our next-generation Pantheris and the launch of Pantheris SV. The decline in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures which is discussed in greater detail in other parts of this section.

Our Products

Our current products include our Lightbox imaging console and our various catheters used in PAD treatment. All of our revenues are currently derived from sales of our various PAD catheters and Lightbox imaging console and related services in the United States and select international markets. Each of our current products is, and our future products will be, designed to address significant unmet clinical needs in the treatment of vascular disease.

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
PRODUCTS
Lightbox (1)	OCT Imaging	N/A	FDA Cleared CE Marking	November 2012 September 2011
Pantheris SV (small vessel) (2)	Atherectomy	140cm, 6F	FDA Cleared CE Marking	April 2019 October 2018
Pantheris (next-generation) (3)	Atherectomy	110cm, 7F	FDA Cleared CE Marking	May 2018 December 2017
Ocelot (4)	CTO Crossing	110cm, 6F	FDA Cleared CE Marking	November 2012 September 2011
Ocelot MVRX (4)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL (4)	CTO Crossing	135/150cm, 5F	FDA Cleared CE Marking	December 2012 October 2012
Tigereye (4)	CTO Crossing	140cm, 5F	FDA Cleared CE Marking	September 2020 December 2019

PIPELINE PRODUCTS
Lightbox 3 (5)	OCT Imaging	N/A

(1)	Lightbox is cleared for use with compatible Avinger products.

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

(5)

The Lightbox 3 is being designed to provide enhanced video imaging capabilities in a much smaller form factor and to be available at a lower cost. We anticipate filing a 510(k) submission for the Lightbox 3 during 2021.

NON-IMAGING PRODUCTS

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

Lumivascular Platform Overview

Our Lumivascular platform integrates OCT (optical coherence tomography) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging simultaneously with treatment in PAD procedures. Our Lumivascular platform consists of a capital component, Lightbox, and a variety of disposable catheter products, including the Ocelot and Pantheris family of catheters.

Lightbox

Lightbox is our proprietary video imaging console, which enables the use of Lumivascular catheters during PAD procedures. The console contains an optical transceiver that transmits light into the artery through an optical fiber and displays a cross-sectional image of the vessel to the physician on a high-definition monitor during the procedure.

Lightbox displays a cross-sectional view of the vessel, which provides physicians with detailed information about the orientation of the catheter and the surrounding artery and plaque. Layered structures represent relatively healthy portions of the artery and non-layered structures represent the plaque that is blocking blood flow in the artery. Navigational markers allow the physician to orient the catheter toward the treatment area, helping to avoid damage to the healthy arterial structures during a procedure. Lightbox received FDA 510(k) clearance in November 2012 and CE Marking in Europe in September 2011. We are in the process of developing a next-generation imaging console, Lightbox 3, with a reduced footprint and improved technology. We anticipate filing a 510(k) submission for Lightbox 3 in 2021 and plan to commercially launch in the United States once pre-market clearance is received by the FDA.

Pantheris

We believe Pantheris is the first atherectomy catheter to incorporate real-time OCT intravascular video imaging. Pantheris may be used alone or following a CTO crossing procedure using Ocelot or other products. Pantheris is a single-use product and provides physicians with the ability to see a cross-sectional view of the peripheral artery to guide the removal of blockages throughout the procedure. The Pantheris device restores blood flow by shaving strips of plaque using a high-speed directional cutting mechanism that enables physicians to specifically target the portion of the artery where the plaque resides while minimizing disruption to healthy arterial structures. The excised plaque is deposited, collected and contained into the nosecone of the Pantheris device and removed from the artery within the device.

In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made modifications to Pantheris after the completion of the VISION trial and commenced sales in the United States and select international markets following receipt of FDA approval for this initial version of Pantheris in March 2016. We first received CE Marking for Pantheris in June 2015. We received CE Marking in December 2017 and 510(k) clearance in May 2018 for a next-generation version of Pantheris, which includes new features and design improvements to the handle, shaft, balloon and nosecone of the device. The next-generation Pantheris atherectomy device is currently available for commercial sale in the United States and select international markets. All previous versions of Pantheris have been discontinued.

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

Ocelot and Tigereye

We believe Ocelot is the first CTO crossing catheter to incorporate real-time OCT video imaging, which allows physicians to see the inside of a peripheral artery during a CTO crossing procedure. Physicians have traditionally relied solely on fluoroscopy and tactile feedback to guide catheters through complicated blockages. Ocelot allows physicians to accurately navigate through CTOs by utilizing the OCT images to precisely guide the device through the arterial blockage, while minimizing disruption to the healthy arterial structures. A successful CTO crossing and placement of a guidewire allows the physician to subsequently treat the vessel with a minimally invasive therapeutic device. We received CE Marking for Ocelot in September 2011 and received FDA 510(k) clearance in November 2012.

We also offer Ocelot PIXL, a lower profile CTO crossing device for below-the-knee arteries and Ocelot MVRX, which offers a different tip design for peripheral arteries above the knee. We received CE Marking for Ocelot PIXL in October 2012 and received FDA 510(k) clearance in December 2012. We received FDA 510(k) clearance for Ocelot MVRX in December 2012.

Tigereye is a product line extension of our Ocelot family of image-guided CTO crossing catheters. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular video imaging similar to the company’s Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability within the artery’s lumen. Tigereye also features a new unique state-of-the-art distal tip configuration with faster rotational speeds designed to penetrate challenging lesions. The Tigereye catheter has a working length of 140 cm and 5 French sheath compatibility for treatment of lesions in the peripheral vessels both above and below the knee. We received CE Marking for Tigereye in December 2019 and received FDA 510(k) clearance in September 2020. The product became available in the fourth quarter of 2020 for first cases in the U.S with a full commercial launch following shortly thereafter in the first quarter of 2021.

Other Products

Our first-generation CTO crossing catheters, Wildcat and Kittycat 2, employ a proprietary design that uses a rotational spinning technique, allowing the physician to switch between passive and active modes when navigating across a CTO. Once across the CTO, Wildcat and Kittycat 2 allow for placement of a guidewire and removal of the catheter while leaving the wire in place for additional therapies. Both products require the use of fluoroscopy solely rather than our Lumivascular (OCT-guided) platform for imaging. Wildcat was our first commercial product and has both FDA 510(k) clearance in the United States and CE Marking in Europe for crossing peripheral artery CTOs. Kittycat 2 has FDA 510(k) clearance in the United States and CE Marking in Europe for the treatment of peripheral artery CTOs. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products.

Clinical Development

We have conducted several clinical trials to evaluate the safety and efficacy of our products in both pre-market and post-market assessments. We received FDA clearance for Wildcat and Ocelot for CTO crossing in 2011 and 2012, respectively, and for Pantheris in October 2015, following completion of clinical trials of the devices.

CONNECT (Wildcat)

Our clinical trial for the Wildcat catheter, known as the CONNECT trial, was a prospective, multi-center, non-randomized trial that evaluated the safety and efficacy of Wildcat in crossing CTOs in arteries of the upper leg. The CONNECT trial enrolled 88 patients with CTOs at 15 centers in the United States. Patients were followed for 30 days post-procedure and an independent group of physicians verified the results to determine crossing efficacy and safety endpoints. The CONNECT trial demonstrated that Wildcat was able to cross 89% of CTOs following unsuccessful attempts to cross with standard guidewire techniques, which is the second-highest reported CTO crossing rate of any published CTO clinical trial. In addition, use of the device was extremely safe, with 95% free from vessel wall perforations and no incidences of major adverse events, embolization, or grade C dissections. These results are exceeded only by our subsequent CONNECT II clinical trial results.

CONNECT II (Ocelot)

Our clinical trial for Ocelot, known as CONNECT II, was a prospective, multi-center, non-randomized trial that evaluated the safety and efficacy of Ocelot in crossing CTOs in arteries of the upper leg using OCT intravascular imaging. The CONNECT II trial enrolled 100 patients with CTOs at 13 centers in the United States and 2 centers in Europe. Patients were followed for 30 days post-procedure and an independent group of physicians verified the results to confirm the primary efficacy and safety endpoints. Results from the CONNECT II trial demonstrated that Ocelot surpassed its primary efficacy endpoint by successfully crossing the CTO in 97% of the cases following unsuccessful attempts to cross with standard guidewire techniques. Ocelot achieved these rates with 98% freedom from MAEs.

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

Final VISION trial data are summarized in the table below.

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

The INSIGHT trial allows for up to 140 patients to be treated at up to 20 sites in the United States and Europe. Patient enrollment began in October 2017 and will continue through 2021. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the data through six months are available and analyzed.

Other Studies

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, which is designed to evaluate the safety and efficacy for Pantheris SV in the treatment of PAD lesions below-the-knee.

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

Our sales team currently consists of a Vice President, a Regional Director, Territory Sales Managers, Clinical Specialists, and one Vice President of International Sales. Territory Sales managers are responsible for all product sales, which include disposable catheters and sale and service of our Lightbox console, while Clinical Specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by our marketing team, which focuses primarily on clinical training and education, marketing communications and product management. We have partnered with a third-party field service firm for the installation, service and maintenance of our Lightbox consoles.

No single customer accounted for more than 10% of our revenues during 2020 or 2019.

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

To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments on the basis of:

●	procedural safety and efficacy;

●	acute and long-term outcomes;

●	ease of use and procedure time;

●	third-party reimbursement;

●	size, effectiveness, and productivity of sales force;

●	radiation exposure for physicians, hospital staff and patients; and

●	price.

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

As of December 31, 2020, we held 38 issued and allowed U.S. patents, 1 U.S. pending provisional application, 23 U.S. utility patent applications and 2 PCT applications pending. As of December 31, 2020, we also had 75 issued and allowed patents from outside of the United States. As of December 31, 2020, we had 40 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2037.

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

As of December 31, 2020, we held six registered U.S. trademarks. In Europe, we hold three registered trademarks. In addition, we held one International Registration under the Madrid Protocol with granted extensions to China, Europe, Japan, and Korea (reflected in the three European registration noted above).

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

Manufacturing

All of our products are manufactured in-house using components and sub-assemblies fabricated both at our facility in Redwood City, California and by key qualified outside vendors. We assemble all of our finished products at our manufacturing facility but certain critical processes such as coating and sterilization are done by specialized outside vendors. We expect our current manufacturing facility will be sufficient through at least 2021.

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

Other than through vendor accepted purchase orders, our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase from them, any of our supplies. Any supply interruption from our vendors or failure to obtain additional vendors for any of the components would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. In the United States the FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows for two primary pathways for a medical device to gain approval for commercialization: (i) a pre-market notification or 510(k) submission based upon being equivalent to a device already in commercial distribution (a predicate device) or (ii) a PMA (pre-market approval). A completely novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) submission. The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Class I and Class II devices are considered to have minimal risk to the user. Some Class I and almost all Class II devices gain clearance for commercial distribution following review of an application to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III and generally require the submission of a PMA application for approval prior to commercialization. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

The 510(k) clearance path can be significantly less time-consuming and less arduous than PMA approval, making this route generally preferable for a medical device company. A 510(k) application must include documentation that its device is substantially equivalent to a technology already cleared through a 510(k) or in distribution before May 28, 1976, and for which the FDA has not required a PMA submission. The FDA has 90 days from the date of the pre-market equivalence acceptance to authorize or decline commercial distribution of the device. However, similar to the PMA process, clearance may take longer than this three-month window, as the FDA can request additional data to support the submission. If the FDA resolves that the product is not substantially equivalent to a predicate device, then the device acquires a Class III designation, and a PMA must be approved before the device can be commercialized. All of our currently marketed products have received commercial clearance and associated indications for use through the 510(k) regulatory pathway, some with the support of clinical data.

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

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

●	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

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

We are registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health (CDPH). The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit in 2013, there were no observations that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to the observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR. BSI, our European Notified Body, inspected our facility several times between 2010 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. Our Notified Body audit performed in January 2017 resulted in zero non-conformances and an unannounced audit in September 2019, noted only two minor non-conformances, which were addressed promptly and resolved. In 2015, Avinger joined the medical device-single audit program (MDSAP) that permits audits by our Notified Body to substitute for routine FDA inspections. As of the date of this filing, we have no outstanding unresolved major non-conformances or findings.

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

Regulatory System for Medical Devices in Europe

The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is given CE marking that shows the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state in the EU that oversee the implementation of the EU’s medical device directive, or MDD, within its jurisdiction. The means of achieving the requirements for CE marking varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE marking can be placed on a product, known as a conformity assessment. Currently conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be distributed throughout the European Union without further conformance tests being required by other member states.

In March 2019, Avinger successfully transferred all current product certificates from BSI-UK to BSI-Netherlands in anticipation of the UK leaving the European Union. Our products currently with CE marking and distributed in the EU will be subject to the new EU medical device regulation, or MDR, (replacing the current MDD) starting in May 2021, with a transitional period extending to May 26, 2024 or the length of the currently issued Notified Body certification, whichever comes first. We have multiple ongoing efforts to both extend the validity of our current MDD certificates and update our quality management system and product technical documentation to be fully compliant with the MDR requirements. Until such time as we are fully certified to the new MDR, we will be highly limited in our ability to make significant product changes to existing design and intended purposes of products (for distribution in the EU only) and/or will be unable to launch new products in the EU. Such limitations could harm our business, financial condition and operating results.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,665-$23,331 for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

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

Medicare reimbursement for hospital outpatient PAD procedures that include atherectomy for 2020 ranged between approximately $10,000 and $16,000. These amounts include the cost of disposable catheters such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (e.g., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Human Capital

As of December 31, 2020, we had 75 employees, including 22 in manufacturing and operations, 30 in sales and marketing, 5 in research and development and clinical and regulatory affairs, 6 in quality assurance and 12 in finance, general administrative and executive administration. Of these 75 employees, 6 are part time employees.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we consider our employee relations to be good.

Although the COVID-19 pandemic has disrupted business and operations for companies around the globe, the resilience of our employees has enabled us to minimize disruption to our sales, research, clinical studies and operations. Our onsite employees, particularly in manufacturing and operations, have rapidly adjusted to numerous stringent safety protocols. A number of our other employees have shifted to work-from-home status since March 2020.

We are optimistic about the potential to expand our workforce and create a more inclusive environment for all of our employees.

Diversity, Equity and Inclusion

We understand the importance of diversity in our workforce. We will continue to focus on building a pipeline of opportunities for both the hiring and advancement of qualified individuals, including for women, persons with disabilities, and minority groups that are underrepresented in science and engineering industries. We believe that diverse perspectives will help empower our employees, patients and industry.

Communications and Engagement

Our success depends on employees understanding our strategic vision as well as our day-to-day objectives. To that end, we employ a mix of communication and engagement channels, including all-hands meetings, regular leadership meetings, and quarterly updates on our progress against our strategic goals. We have also created a cross-functional team focused on improving the employee experience and driving engagement.

A central part of our communications and engagement efforts are connecting people to purpose. To this end, we regularly share stories of physicians and patients that have been treated with our devices with our employees. Their experiences reinforce our commitment to expand our reach into new patient populations, geographies and markets.

Health, Safety and Wellness

We are deeply committed to the safety, health and wellness of our employees. The Avinger Environmental, Health & Safety team develops safety practices and procedures, trains employees, and monitors compliance. Through these efforts, along with leadership commitment and investment of resources in support of workplace safety initiatives, our total US injury rate has consistently tracked below industry averages.

Compensation

We recognize that our employees are our most valuable asset. Our total rewards package includes market competitive pay, comprehensive and competitive benefits and retirement offerings and paid time off and family leave, among other benefits. To foster a stronger sense of ownership and align the interests of employees with shareholders, we have offered restricted stock units to eligible employees under our broad-based stock incentive programs.

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

Risk Factor Summary

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Business

●	significant fluctuations in our operating results;

●	our history of net losses and ability to achieve profitability;

●	our ability to obtain additional capital on acceptable terms or at all;

●	our significant levels of debt;

●	our covenants and restrictions under our Loan Agreement with CRG;

●	our ability to generate sufficient cash to service our Loan Agreement with CRG;

●	our reliance on a limited number of products with a limited commercial history;

●	our reliance on sales professionals to market and sell our products;

●	our ability to demonstrate the benefits of our Lumivascular platform to physicians, hospitals, and patients and our ability to innovate successfully;

●	our dependence on working relationships with physicians;

●	our competition, which includes companies that have longer operating histories, more established products, and greater resources;

●	the potential for disruptions at our manufacturing facility;

●	our dependence on third-party vendors, including some single-source suppliers, to manufacture some of our components, coating, and sub-assemblies;

●	our dependence on our senior management team and key employees;

●	our intention not to devote significant resources in the near-term to market our Lumivascular platform internationally;

●	our ability to use our net operating loss carryforwards;

●	the possibility that we may acquire other companies or technologies, or be the target of strategic transactions;

●	the ongoing COVID-19 pandemic and responses thereto, and its effect on customer demand;

●	our ability to receive forgiveness of our recently received PPP Loan;

Risks Related to Our Use of Technology and Intellectual Property

●	our technology infrastructure and the potential of a cybersecurity incident or data breach;

●	any future intellectual property litigation or administrative proceedings;

●	certain patents held by third parties that may be asserted against us in litigation;

●	any failure to adequately protect our intellection property rights;

Regulatory and Litigation Risks

●	compliance with applicable laws and regulations;

●	obtaining or maintaining necessary regulatory clearances of approvals;

●	any material modifications to our Lumivascular platform products, which may require new clearances or approvals;

●	certain limitations on our ability to market our current products in the United States;

●	the success and timing of our clinical trials;

●	the performance of the outside parties that we engage to perform services related to certain of our clinical studies;

●	our limited long-term data regarding the safety and efficacy of our Lumivascular platform products;

●	our suppliers’ compliance with the FDA’s QSR;

●	any product recalls on our Lumivascular products;

●	any changes in coverage and reimbursement for procedures using our Lumivascular products;

●	any healthcare reform measures;

●	compliance with healthcare regulations;

●	compliance with environmental laws and regulations;

●	regulations related to “conflict minerals”;

●	any use, misuse, or off-label use of our products;

●	the expense and availability of insurance coverage for liabilities resulting from our products;

Risks Related to Our Organizational Structure

●	the volatility of our stock price;

●	our ability to meet guidance or expectations;

●	coverage or lack of coverage of our business by securities or industry analysts;

●	any sales of substantial numbers of shares of our common stock in the public market;

●	the requirements and expense of being a public company;

●	the possibility that Nasdaq may delist our securities from its exchange;

●	anti-takeover provisions in our amended and restated certificate of incorporation, bylaws, and Delaware law;

●	the forum selection clause in our amended and restated certificate of incorporation;

●	our anticipation that we will not pay cash dividends in the foreseeable future;

●	CRG’s ability to exert significant control over certain matters pursuant to our loan agreement;

●	the liquidation preference of our Series A preferred stock, and;

●	the current number of authorized shares available for issuance.

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

Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

●

our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, and the timing of such clearances and approvals, particularly with respect to current and future generations of Pantheris and Ocelot product families;

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

●	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;

●	changes in our pricing policies or those of our competitors;

●	general economic, political, industry and market conditions;

●	the regulatory environment;

●	the hiring, training and retention of key employees, including our sales team;

●	the cost and potential outcomes of any litigation;

●	our ability to obtain additional financing; and

●	advances and trends in new technologies and industry standards.

We have a history of net losses and we may not be able to achieve or sustain profitability.

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $19.0 million in 2020 and $19.5 million in 2019. As of December 31, 2020, we had an accumulated deficit of approximately $367.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that our cash and cash equivalents at December 31, 2020, together with debt and financing activities and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through 2022. Even though we received net proceeds of approximately $8.0 million from the issuance of common stock upon the exercise of warrants during March and April of 2019, net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, $3.9 million from the sale of our common stock in our January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.0 million from the sale of our common stock in April and May 2020, $5.5 million from the sale of our common stock in June and July 2020 $11.3 million from the sale of our common stock in August and September 2020, and approximately $13.0 million from the sale of our common stock in February 2021, we may need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our initial public offering, or IPO, and our follow-on public offerings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure, (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

●	the degree of success we experience in commercializing our Lumivascular platform products, particularly Pantheris, and any future versions of such products;

●	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;

●	the costs and expenses of maintaining or expanding our sales and marketing infrastructure and our manufacturing operations;

●	the costs and timing of developing variations of our Lumivascular platform products and, if necessary, obtaining FDA clearance of such variations;

●	the extent to which our Lumivascular platform is adopted by hospitals for use by interventional cardiologists, vascular surgeons and interventional radiologists in the treatment of PAD;

●	the number and types of future products we develop and commercialize;

●	the costs of defending ourselves against future litigation;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

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

As of December 31, 2020, we had $11.1 million in principal, back-end fees and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”). Our significant amount of debt may:

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

In particular, the Loan Agreement, as amended in January 2021, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenues of $8.0 million in 2021, $10.0 million in 2022, $12.0 million in 2023, $14.5 million in 2024 and $17.0 million in 2025. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

The covenants contained in the Loan Agreement could adversely affect our ability to execute our business strategies by restricting our ability to make capital expenditures, engage in strategic acquisitions, refinance our outstanding indebtedness, or obtain additional financing. Such restrictions may make it difficult to plan for or react to changes in market conditions, such as future downturns in our business or the economy in general.

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

We may not be able to generate sufficient cash to service our Loan Agreement. If we default on payments or otherwise fail to comply with our obligations under our Loan Agreement, the lender may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

Borrowings under our Loan Agreement are secured by substantially all of our personal property, including our intellectual property. The existing collateral pledged under the Loan Agreement may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions. Our ability to make scheduled payments, comply with our debt covenants, or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to numerous risks, including the risks in this section, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated. If we fail to comply with our obligations under the Loan Agreement, the lender would be able to accelerate the required repayment of amounts due and, if they are not repaid, could foreclose upon our assets securing our obligations under the Loan Agreement.

Our success depends in large part on a limited number of products, particularly Pantheris product family, all of which have a limited commercial history. If these products fail to gain, or lose, market acceptance, our business will suffer.

Ocelot, Ocelot PIXL, Ocelot MVRX, Tigereye, Lightbox, Wildcat, Kittycat 2, Pantheris and Pantheris SV are our only products currently cleared for sale, and our current revenues are wholly dependent on them. Sales of Wildcat and Kittycat 2 have declined and are continuing to decline as we focus on the promotion of our Lumivascular platform products. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of the Pantheris product family and we expect that sales of our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Lumivascular platform products by the medical community.

All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018 and those versions of Pantheris became commercially available in the United States and select international markets promptly thereafter. Pantheris SV launched in July 2019 after having received FDA clearance in April 2019. Tigereye launched in October 2020 after having received FDA clearance in September 2020. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly-changing industries.

Our ability to successfully market Lumivascular platform products will also be limited due to a number of factors including regulatory restrictions in our labeling. We cannot assure demand for Lumivascular platform products will continue to grow or that our products will significantly penetrate current or new markets. Market demand for our Lumivascular platform products and physician adoption of these products also may be negatively impacted by product performance issues and the need to replace certain products in accordance with our warranty policy. Utilization of our products has been less than we anticipated historically. If demand for our Lumivascular platform products does not increase and we cannot sell our products as planned, our financial results will be harmed. In addition, market acceptance may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of our Lumivascular platform products compared to alternative procedures, such as angioplasty, stenting, bypass surgery or other atherectomy procedures. For example, if patients undergoing treatment with our Lumivascular platform products have retreatment rates higher than or comparable with the retreatment rates of alternative procedures, it will be difficult to demonstrate the value of our Lumivascular platform products. Any studies we may conduct comparing our Lumivascular platform with alternative procedures will be expensive, time consuming and may not yield positive results. Physicians will also need to appreciate the value of real-time imaging in improving patient outcomes in order to change current methods for treating PAD patients. In addition, demand for our Lumivascular platform products may decline or may not increase as quickly as we expect. Failure of our Lumivascular platform products to significantly penetrate current or new markets, or our failure to successfully commercialize our products, would harm our business, financial condition and results of operations.

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

Our Lumivascular products are highly complex and the failure of relatively minor components could result in product failure or other significant performance issues that may not be discovered until after delivery to customers, which could give rise to claims from our customers or their patients. We have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations. Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have attempted to address certain of these concerns with our current version of Pantheris. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised by earlier versions of Pantheris. Our revenue has been adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, and to replace products in accordance with our warranty policy. If future product performance issues are not resolved and physician concerns not addressed, our reputation could suffer, which could lead to decreased sales of our products.

We rely heavily on our sales professionals to market and sell our products. If we are unable to hire, effectively train, manage, improve the productivity of, and retain our sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals. We have experienced turnover of our sales professionals in the past. The loss of any member of our sales team’s senior management could weaken our sales expertise and harm our business, and we may not be able to find adequate replacements on a timely basis, or at all. The changes in senior management that have occurred over the past several years may continue to create instability in our sales force leading to attrition in sales representatives in the future.

Competition for sales professionals who are familiar with and trained to sell our products continues to be strong. We train our sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals and our revenue and profitability. It takes time for the sales professionals to become productive following their hiring and training and there can be no assurance that sales representatives will reach adequate levels of productivity, or that we will not experience significant levels of attrition in the future. Measures we implement to improve the productivity may not be successful and may instead cause additional departures from our sales organization, or further reduce our revenue, profitability, and harm our business and our stock price may be adversely impacted as a result.

Our ability to compete is highly dependent on demonstrating the benefits of our Lumivascular platform to physicians, hospitals and patients and our ability to innovate new and improved products.

In order to generate sales, we must be able to clearly demonstrate that our Lumivascular platform is a more effective treatment system than the alternatives offered by our competitors. If we are unable to convince physicians that our Lumivascular platform leads to significantly lower rates of restenosis, or narrowing of the artery, and leads to fewer adverse events during treatment than those using competing technologies, our business will suffer. We must convince hospitals and physicians that our Lumivascular platform results in significantly better patient outcomes at a competitive overall cost. For example, we may need to demonstrate that the investment hospitals must make if purchasing our Lightbox and the incremental costs of having a technician or a second individual operate Pantheris can be justified based on the benefits to patients, physicians and hospitals. If we are unable to develop robust clinical data to support these claims, we will be unable to convince hospitals and third-party payors of these benefits and our business will suffer.

Our value proposition to physicians and hospitals is largely dependent upon our contention that the rate of arterial damage when physicians are using our imaging products is lower than with non-imaging competing products. If minimizing arterial damage does not significantly impact patient outcomes, meaning either (i) that restenosis is often triggered without disrupting healthy arterial structures or (ii) arteries can be damaged during treatment without triggering restenosis, then we may be unable to demonstrate our Lumivascular platform’s benefits are any different than competing technologies. Furthermore, physicians may find our imaging system difficult to use, and we may not be able to provide physicians with adequate training to be able to realize the benefits of our Lumivascular platform. If physicians do not value the benefits of on-board imaging and the enhanced visualization enabled by our products during an endovascular intervention as compared to our competitors’ products, or do not believe that such benefits improve clinical outcomes, our Lumivascular platform products may not be widely adopted.

In order to remain competitive, we must also continue to develop new product offerings and enhancements to our existing Lumivascular platform products. The market for medical devices in general, and in the PAD market in particular, is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. If we are unable to innovate successfully, our Lumivascular platform products could become obsolete and our revenues would decline as our customers purchase our competitors’ products. In addition, our innovation efforts may not result in new products that generate additional revenue. For example, we believe that our next-generation Pantheris and Pantheris SV are important to our future revenues, and we are devoting a significant portion of our resources to their continued development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, market adoption, customer complaints and litigation. If sales of our new product offerings, including are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve and our business will be adversely affected.

Our ability to develop, market, and sell our products depends in part upon our working relationships with physicians, and any events that damage those relationships, or make it more difficult to build and maintain those relationships, could harm our business.

The development, marketing, and sale of our products depends upon our ability to maintain strong working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us in clinical trials and as researchers, marketing and product consultants and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could harm our business, financial condition and results of operations. The medical device industry’s relationship with physicians is under increasing scrutiny by the Office of Inspector General, or OIG, the Department of Justice, or DOJ, state attorneys general, and other foreign and domestic government agencies. Changes to or our failure to comply with laws, rules and regulations governing our relationships with physicians, or an investigation into our compliance by the OIG, DOJ, state attorneys general and other government agencies, could significantly harm our business by damaging our reputation among, or restricting our ability to work with, physicians.

In addition, we target our sales efforts to interventional cardiologists, vascular surgeons and interventional radiologists because they are often the physicians diagnosing and treating both coronary artery disease and PAD. If these physicians are not made aware of our Lumivascular platform products, those patients may instead be surgically treated or treated with an alternative interventional procedure. In addition, there is a significant correlation between PAD and coronary artery disease, and many physicians do not routinely screen for PAD while screening for coronary artery disease. If we are not successful in educating physicians about screening for PAD and about the capabilities of our Lumivascular platform products, our ability to increase our revenues may be impaired.

We compete against companies that have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration, increasing our revenues or becoming profitable.

Our products compete with a variety of products and devices for the treatment of PAD, including other CTO crossing devices, stents, balloons and atherectomy catheters, as well as products used in vascular surgery. Large competitors in the CTO crossing, stent and balloon markets include Abbott Laboratories, AngioDyamics, Boston Scientific, Cardinal Health, Cook Medical, Becton Dickinson and Medtronic. Competitors in the atherectomy market include AngioDyamics, Boston Scientific, Cardiovascular Systems, Medtronic and Philips. Some competitors have previously attempted to combine intravascular imaging with atherectomy and may have current programs underway to do so. These and other companies may attempt to incorporate on-board visualization into their products in the future and may remain competitive with us in marketing traditional technologies. Other competitors include pharmaceutical companies that manufacture drugs for the treatment of symptoms associated with mild to moderate PAD and companies that provide products used by surgeons in peripheral and coronary bypass procedures. These competitors and other companies may introduce new products that compete with our products. Many of our competitors have significantly greater financial and other resources than we do and have well-established reputations, as well as broader product offerings and worldwide distribution channels that are significantly larger and more effective than ours. In addition, competitors with greater financial resources than ours could acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing products, which may cause our revenues to decline and would harm our business. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

If we are unable to effectively differentiate our products or company from those of our competitors and our business may be adversely affected.

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

We depend on third-party vendors to manufacture some of our components, coating and sub-assemblies, including some single source suppliers, which could make us vulnerable to supply shortages and price fluctuations that could harm our business.

We currently manufacture some of our components and sub-assemblies at our Redwood City facility and rely on third-party vendors for other components and sub-assemblies used in our Lumivascular platform. For several of our components and sub-assemblies we rely on single and limited source suppliers. For example, we rely on single vendors for our optical fiber, coatings and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components. Our reliance on third-party vendors subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to consistently produce quality components;

●	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

●	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

●	difficulty identifying and qualifying alternative or additional suppliers for components in a timely manner;

●	inability of the manufacturer or supplier to comply with QSR as enforced by the FDA and state regulatory authorities;

●	inability to control the quality of products manufactured by third parties;

●	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

●	delays in delivery by our suppliers due to changes in demand from us or their other customers.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $317.9 million and $209.7 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2027 for state purposes. Out of the total Federal net operating loss carryforwards, $43.5 million were generated post December 31, 2017 and have no expiration. Generally, subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” A number of our common and preferred stock financings over the past year may affect our ability to use NOLs. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability. On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law with many significant changes to the U.S. tax laws. The Tax Act limits the utilization of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income per year. However, existing NOLs that arose in years prior to December 31, 2017 are not affected by these provisions. Our ability to utilize NOLs arising in future tax periods may be limited by the Tax Act.

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

The duration of COVID-19's impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, reducing our ability to access capital, which would negatively affect our liquidity. Further, quarantines or government reaction or shutdowns could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products would restrict our ability to manufacture and ship products and harm our business, financial condition and results of operations. Our key personnel and other employees could also be affected by COVID-19, potentially reducing their availability, and an outbreak such as COVID-19 or the procedures we take to mitigate its effect on our workforce could reduce the efficiency of our operations or prove insufficient. We may delay or reduce certain spending related to certain projects until the travel and logistical impacts related to COVID-19 are lifted, which will delay the completion of such projects.

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

While certain jurisdictions have begun easing restrictions on performing elective procedures, we cannot be certain that other jurisdictions will do so, or that, once hospitals do begin easing restrictions on elective procedures, patients will begin requesting such procedures. Furthermore, some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong or reinstate restrictions on elective procedures. We have already experienced reduced sales as a result of the effects of the COVID-19 pandemic causing deferrals of elective procedures. While we experienced a rebound in sales during the third quarter of 2020 as practitioners and hospitals began to once again perform elective procedures, it is unclear whether our sales will continue to increase and whether sales lost earlier in the year may be recoverable in the future. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change, and its duration and extent depends on factors such as the evolution of variants of the virus, and the development and widespread distribution of vaccines. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects have harmed our business, financial condition, and results of operations in the near term and could have a continuing material impact on our operations, sales, and ability to continue operations.

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

Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as hospitals reduce access to essential personnel only. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on our sales and results of operations. An increase of COVID-19-related hospital admissions may overload hospitals with unexpected patients, thereby delaying further procedures that use our devices but that are deemed elective by the hospital. In addition, we made temporary salary and work hour reductions, though we have reverted salaries and hours to prior levels, we and may, in the future, take further actions including reinstating reductions to salary and work hours, furloughs, restructuring or layoffs, which may negatively impact our workforce and our business.

We may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. We applied for, and received, a loan (the “PPP Loan”) in the principal amount of $2.3 million under the Paycheck Protection Program (the “PPP”) of the Cares Act. The PPP Loan bears interest at a fixed rate of 1% annually and matures on April 20, 2022. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. In addition, on June 5, 2020, the President of the United States signed the Paycheck Protection Program Flexibility Act (the “PPPFA”) into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. We are evaluating forgiveness requirements pursuant to the PPP and PPPFA but can provide no guarantee that we will meet any of the requirements for loan forgiveness. However, no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. While we may determine to apply for additional programs available under the CARES Act or other similar programs, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 23, 2020 we received proceeds of $2.3 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on April 20, 2022 and bears annual interest at a rate of 1.0%. Commencing on the date that is the later of (i) the date that is the 10th month after the end of the Company’s PPP Loan covered period (as described below) and assuming the Company has applied for PPP Loan forgiveness within the period described in clause, which it did in December 2020 (ii), the date on which SBA remits the loan forgiveness amount on the Company’s PPP Loan to the PPP lender (or notifies such lender that no loan forgiveness is allowed), we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 20, 2022 any principal amount outstanding on the PPP Loan as of October 21, 2020. On June 5, 2020, the President of the United States signed the PPPFA into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. A portion of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act and the PPPFA, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period or, if elected by the Company, the eight week period beginning on the date of the loan is advanced. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven may be limited due to declines in headcount, whether voluntary or involuntary, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% as compared to the period of January 1, 2020 through March 31, 2020. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

Risks Related to Our Use of Technology and Intellectual Property

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2020, we held 38 issued and allowed U.S. patents, 1 U.S. pending provisional application, 23 U.S. utility patent applications and 2 PCT applications pending. As of December 31, 2020, we also had 75 issued and allowed patents from outside of the United States. As of December 31, 2020, we had 40 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

Regulatory and Litigation Risks

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market our Pantheris family of catheters for atherectomy, and our Ocelot family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include, among other things, harm to our reputation; fines, injunctions, civil penalties, or criminal prosecution; product replacements or recalls; or rejecting our requests for future 510(k) clearance or pre-market approval or withdrawal of a previously granted 510(k) clearance. If any of these events were to occur, our business and financial condition would be harmed.

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

Our current products are cleared in the United States only for crossing sub-total and chronic total occlusions and for performing atherectomy in the peripheral vasculature. These FFDCA clearances prohibits us from marketing or advertising our products for any other indication within the peripheral vasculature, which restricts our ability to sell these products and could affect our growth. Additionally, our products are contraindicated for use in the cerebral, carotid, coronary, iliac, and renal arteries. While off-label use of medical devices is common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We are not allowed to actively promote or advertise our products for off-label use. In addition, we cannot make comparative claims regarding the use of our products against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings or enforcement action by the FDA and other government agencies. In the future, if we want to market a variation of Ocelot or Pantheris product families in the United States for use in other applications for which we do not currently have clearance, such as the coronary arteries, we will need to make modifications to these products, conduct further clinical trials and obtain new clearances or approvals from the FDA. There can be no assurance that we will successfully develop these modifications, that future clinical studies will be successful or that the expense of these activities will be offset by additional revenues.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health (CDPH). The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. BSI, our European Notified Body, inspected our facility in 2014 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. BSI conducted a recertification audit (for EU) in 2016 followed by surveillance audits in 2017 & 2018, and found no major non-conformances. BSI also audited us for QSR compliance under MDSAP (Medical Device Single Audit Program) for FDA in July 2016, and found no major non-conformances. Additionally, BSI conducted a Technical File Audit in 2018 that resulted in one major non-conformance and three minor non-conformances. In 2018 and 2019, BSI conducted multiple routine audits including a surveillance audit, a Microbiology audit, a MDSAP re-certification audit and most recently, a one-day unannounced audit in September 2019. During 2020, we underwent a BSI conducted a MDSAP surveillance audit which resulted in one minor non-conformance and no major non-conformances. In January 2021, BSI conducted a Microbiology audit which resulted in zero non-conformances. All non-conformances identified in the aforementioned audits have been either successfully resolved or are being actively addressed via Avinger’s CAPA system.

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

Our research and development and manufacturing operations involve the use of hazardous substances and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the safe storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances, such as isopropyl alcohol and other solvents. In addition, our research and development may acquire biological waste materials, such as human and animal tissue, for the sole use of product design testing. Upon completion of the product testing, these biological wastes are safely disposed of following all federal, state, local and foreign environmental laws and regulations. These operations are permitted by regulatory authorities, and the resultant waste materials are disposed of in material compliance with environmental laws and regulations. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. Compliance with environmental laws and regulations may be expensive and non-compliance could result in substantial liabilities, fines and penalties, personal injury and third-party property damage claims and substantial investigation and remediation costs. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure or other causes. The expense associated with environmental regulation and remediation could harm our financial condition and operating results.

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

Risks Related to Our Organizational Structure

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has fluctuated significantly since our IPO and is likely to continue to fluctuate substantially. As a result of this price fluctuation, investors may experience losses on their investments in our stock. In addition, the development stage of our operations may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. The market price for our common stock may be influenced by many factors, including:

●	sales of stock by our existing stockholders, including our affiliates;

●	market acceptance of our Lumivascular platform and products;

●	the results of our clinical trials;

●	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ and our own estimates;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actual or anticipated fluctuations in our financial condition and operating results;

●	quarterly variations in our or our competitors’ results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

●	the loss of key personnel, including changes in our board of directors and management;

●	legislation or regulation of our business;

●	lawsuits threatened or filed against us;

●	the announcement or approvals of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation; and

●	developments in our industry.

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

The market price and trading volume of our common stock has been volatile over the past year and it may continue to be volatile. Over the past year, our common stock has traded as low as $0.23 and as high as $1.25 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed in this Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

We will need to raise additional funds through future equity or debt financings to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given our stock price, any financing that we undertake in the future could cause substantial dilution to our existing stockholders.

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period. In the past, we were limited to using the Shelf Registration Statement. We are no longer limited from issuing securities under the Shelf Registration Statement.

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

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our common stock and a minimum bid price.

On March 10, 2020, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for the Company’s listed securities was less than $1 for the previous 30 consecutive business days. The Company initially had a period of 180 calendar days, or until September 8, 2020, to regain compliance with the rule referred to in this paragraph. On April 20, 2020, we received a subsequent written notice from Nasdaq indicating that Nasdaq filed an immediately effective rule change with SEC on April 16, 2020, pursuant which the compliance periods for bid price and market value of publicly held shares requirements were tolled through June 30, 2020, meaning that the Company had until November 20, 2020 to regain compliance with Nasdaq’s minimum bid price requirement. The Company did not regain compliance with the minimum bid price requirement by November 20, 2020. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company provided written notice to Nasdaq of its intent to cure the deficiency and, on November 24, 2020, the Company received notice that Nasdaq granted the Company an additional 180 calendar days, or until May 19, 2021, to regain compliance.

On January 26, 2021, the Company received a letter from Nasdaq notifying the Company that the Staff had determined that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, that the Company had regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Stock Market and that the matter is now closed. While the Company has regained compliance with the minimum bid price requirement, there can be no assurance that the Company will be able to maintain compliance with the minimum bid price requirement in the future.

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

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future, and any return on investment may be limited to the value of our stock.

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

Series A preferred stock has a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of our outstanding warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $52.2 million as of December 31, 2020, plus any unpaid dividends from any such transaction before any amount is paid to the holders of our Series B preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. In January 2019, December 2019 and December 2020, 2,945, 3,580 and 3,866 additional shares of Series A preferred stock, respectively, were issued to CRG as payment of dividends accrued through December 31, 2020.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

We have limited shares available for issuance to raise capital to fund our operations and grant stock-based incentive awards to employees, directors, and consultants. If we are unable to increase the number of shares of common stock available for issuance, our business will be adversely affected.

Currently, we have 100,000,000 authorized shares of common stock. As of February 26, 2021, we had 95,298,129 shares of common stock outstanding. After taking into account the 3,173,462 shares reserved for issuance upon the exercise of outstanding options and warrants, and vesting of restricted stock units, we have a very limited number of shares available for issuance. For all practical purposes, the authorized shares of our common stock have been fully utilized, restricting our ability to issue any more shares. At our annual meeting in December 2020, we solicited our shareholders to approve a reverse stock split, which would decrease the number of outstanding shares and allow additional shares to be issued in future offerings; however, we did not receive the requisite shareholder approval. We plan to present proposals at our 2021 annual meeting of stockholders to amend our Amended and Restated Certificate of Incorporation to (a) effect a reverse stock split or (b) increase the number of authorized shares of common stock. However, if such proposals are not approved, we will have virtually no shares available for issuance to raise capital to fund our operations, make grants of stock-based incentive awards, or take such other actions requiring available capital stock needed to operate our business. Further delays in securing, or the failure to secure, shareholder approval for a reverse stock split or approval to amend our certificate of incorporation to increase the number of authorized shares of common may prevent us from executing a capital raising transaction, which may have a material adverse effect on our business and financial condition.

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

We believe that our current facilities are adequate for our current and anticipated future needs through at least 2021.

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

HOLDERS OF RECORD

As of February 26, 2021 there were 95,298,129 shares of our common stock held by 124 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

DIVIDEND POLICY

Our Series A preferred stock carries an 8% cumulative dividend, which accumulates and is compounded annually. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2018, and at our option is payable in additional shares of Series A preferred stock. Additionally, the terms of our Series A preferred stock and Series B preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have issued a total of 10,391 shares of Series A preferred stock to pay the preferred dividend to the holder of Series A preferred stock through December 31, 2020. Other than the preferred dividend on Series A preferred stock, we have never declared or paid any cash dividends on any of our capital stock. Except with respect to the Series A preferred stock’s cumulative dividend, we do not anticipate paying any dividends in the foreseeable future and currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2020 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

We design, manufacture, and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current Lumivascular platform consists of products include our Lightbox imaging console, the Ocelot family of catheters, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and the Pantheris family of catheters, our image-guided atherectomy family of catheters which is designed to allow physicians to precisely remove arterial plaque in PAD patients. We received CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration, or FDA, 510(k) clearance in November 2012. We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. The Pantheris SV has a smaller diameter and longer length that we believe will optimize it for its targeted use.

In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular imaging similar to the company’s Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability within the lumen. Tigereye also features a new distal tip configuration with faster rotational speeds designed to penetrate challenging lesions. The Tigereye catheter has a working length of 140 cm and 5 French sheath compatibility for treatment of lesions in the peripheral vessels both above and below the knee. The product became available in October 2020 for first cases in the U.S on a limited basis and launched commercially in January 2021.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and is expected to continue through 2021. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. We plan to submit a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris once the trial is fully enrolled and follow-up data through six months are available and analyzed.

We continue development efforts on the next-generation of the Lightbox imaging console, the Lightbox 3, which is being designed to provide enhanced real-time video imaging capabilities in a much smaller form factor and at a lower cost. We anticipate filing a 510(k) submission for the Lightbox 3 during 2021.

We focus our direct sales force, marketing efforts and promotional activities on interventional cardiologists, vascular surgeons and interventional radiologists. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. Although our sales and marketing efforts are directed at these physicians because they are the primary users of our technology, we consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. We are designing additional future products to be compatible with our Lumivascular platform, which we expect to enhance the value proposition for hospitals to invest in our technology. Pantheris qualifies for existing reimbursement codes currently utilized by other atherectomy products, further facilitating adoption of our products.

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2021. We generated revenues of $7.9 million in 2018, $9.1 million in 2019 and $8.8 million in 2020. The growth experienced in 2019 was largely due to our next-generation Pantheris and the launch of Pantheris SV. The decline in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, experienced a significant decline in sales in the second quarter of 2020, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. Starting in the third quarter of 2020, we experienced a rebound of sales as practitioners began to once again perform elective procedures. While certain jurisdictions are easing restrictions on performing elective procedures, we cannot be certain that other jurisdictions in the United States will do so in the near future. Furthermore, some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, these jurisdictions may also prolong restrictions on elective procedures. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict. Consequently, it is unclear whether any reduction in sales is temporary and whether such sales may be recoverable in the future. In addition to the effects on sales, we have also experienced delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

We have undertaken and continue to evaluate further action to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. During the second quarter of 2020 we reduced base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. While some measures, including salaries and hours worked, have returned to prior levels, we will continue to employ certain actions to manage our resources in the foreseeable future. In addition, there can be no assurance that such strategies will be successful in effectively managing our resources and mitigating the negative impact of the COVID-19 on our business and operating results. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company in the future.

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

On June 5, 2020, the President of the United States signed the Paycheck Protection Program Flexibility Act (the “PPPFA”) into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. We applied for forgiveness of the PPP loan during the fourth quarter of 2020. While we believe that we have complied with the requirements to obtain forgiveness, there can be no assurance that any or all of the PPP loan amount will be forgiven.

We also continue to evaluate and may still pursue additional programs under the CARES Act or other potential legislation, but there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

Nasdaq Delisting Notice

As previously reported, on March 10, 2020, Avinger, Inc. (the “Company”) received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price for the Company’s listed securities was less than $1.00 for the previous 30 consecutive business days. The Company initially had a period of 180 calendar days, or until September 8, 2020, to regain compliance with the Minimum Bid Price Requirement.

Also as previously reported, on April 20, 2020, the Company received notification from Nasdaq indicating that Nasdaq filed an immediately effective rule change with the SEC on April 16, 2020, pursuant to which the compliance periods for bid price and market value of publicly held shares requirements were tolled through June 30, 2020. As a result, the Company had until November 20, 2020 to regain compliance with Nasdaq’s Minimum Bid Price Requirement.

The Company did not regain compliance with the Minimum Bid Price Requirement by November 20, 2020. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company provided written notice to Nasdaq of its intent to cure the deficiency and, on November 24, 2020, the Company received notice that Nasdaq granted the Company an additional 180 calendar days, or until May 19, 2021, to regain compliance.

On January 26, 2021, the Company received a letter from Nasdaq notifying the Company that the Staff had determined that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Stock Market and that the matter is now closed. While the Company has regained compliance with the Minimum Bid Price Requirement, there can be no assurance that the Company will be able to maintain compliance with the Minimum Bid Price Requirement in the future.

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

During the years ended December 31, 2020 and 2019, our net loss and comprehensive loss was $19.0 million and $19.5 million, respectively. We have not been profitable since inception, and as of December 31, 2020, our accumulated deficit was $367.3 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

We entered into several amendments to the Term Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which, was completed on January 22, 2021. The Amendments terms, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no default has occurred and is continuing; (3) permitted the Company to make its entire interest payments in PIK interest payments for through December 31, 2023 so long as no default has occurred and is continuing; (4) extended the maturity date to December 31, 2025; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021, $10 million for 2022; (8) added minimum revenue covenants for of $12 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone event of default regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights.

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

On February 2, 2021, under the Shelf Registration Statement, we completed a bought deal offering of 10,000,000 shares of common stock at an offering price of $1.44 per share. As a result, we received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, as well as related services. We expect our revenues to increase in 2021 due to the availability of our Tigereye launch in late 2020 and easing of restrictions on elective procedures due to the diminishing impact of COVID-19. No single customer accounted for more than 10% of our revenues during the years ended December 31, 2020 and 2019.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs and general corporate expenses. We expect SG&A expenses to increase as we expand our commercial efforts whilst navigating through the effects of COVID-19.

Interest Expense, net

Interest expense, net consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our various debt agreements.

Other Income, net

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and in 2019, sublease income.

Results of Operations:

	Year Ended December 31,
	2020	2019

Revenues	$8,761	$9,131
Cost of revenues	6,143	6,264
Gross profit	2,618	2,867
Gross margin	30%	31%

Operating expenses:
Research and development	5,695	5,692
Selling, general and administrative	14,327	16,534
Total operating expenses	20,022	22,226
Loss from operations	(17,404)	(19,359)
Interest expense, net	(1,658)	(1,192)
Other income, net	56	1,101
Net loss and comprehensive loss	$(19,006)	$(19,450)

Comparison of Years Ended December 31, 2020 and 2019

Revenues. Revenues decreased $0.4 million, or 4%, to $8.8 million during the year ended December 31, 2020. The decrease reflects the effects of COVID-19 prompting hospitals and other medical providers to defer elective procedures. This decline was partially offset by increases in revenue from sales of Pantheris SV product, which was released commercially in July 2019.

Cost of Revenues and Gross Margin. Cost of revenues decreased $0.1 million, or 2%, to $6.1 million during the year ended December 31, 2020. This decrease was primarily attributable to the decrease in revenues for the same period.

Gross margin for the year ended December 31, 2020 decreased to 30% compared to 31% in the prior year. The decrease in gross margin was primarily a result of the decline in revenues due to COVID-19 and higher excess and obsolete charges on inventory. Stock-based compensation expense within cost of revenues totaled $0.1 million for both the years ended December 31, 2020 and 2019, respectively.

Research and Development Expenses. R&D expenses remained flat in comparison to the year ended December 31, 2019. We experienced higher project spending for next generation products, including the Lightbox 3 imaging console, offset by decreases in compensation expense. Stock-based compensation expense within R&D totaled $0.5 million for both the years ended December 31, 2020 and 2019.

Selling, General and Administrative Expenses. SG&A expenses decreased $2.2 million, or 13%, to $14.3 million during the year ended December 31, 2020. This decrease was primarily due to a decrease in compensation costs resulting from expense reduction measures, decreased variable compensation and lower stock-based compensation. Stock-based compensation expense within SG&A totaled $0.9 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

Interest Expense, net. Interest expense, net increased $0.5 million, or 39%, to a net expense of $1.7 million during the year ended December 31, 2020. The increase was primarily due to the higher CRG loan balance from interest being compounded and lower interest income as compared to the prior year period, due to the decline in the money market interest rates during the period.

Other income, net. Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. During the year ended December 31, 2019, this also consisted of sublease income. Our subleasing arrangement of a portion of the Company’s facilities was concluded during 2019. Consequently, the year ended December 31, 2020 consisted only of net gains due to remeasurement of foreign exchange transactions resulting in a decrease of approximately $1.0 million or 95%.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $22.2 million and an accumulated deficit of $367.3 million, compared to cash and cash equivalents of $10.9 million and an accumulated deficit of $348.3 million as of December 31, 2019. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $22.2 million at December 31, 2020, together with the approximately $13.0 million net proceeds from the February 2021 equity financing (see Equity Financings below), and expected revenues, debt and financing activities and funds from operations will be sufficient to allow the Company to fund its current operations through 2022. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock and debt financings, our “at-the-market” program, our initial public offering, or IPO, our follow-on public offerings and warrant issuances. The warrants issued pursuant to the Series B Purchase Agreement entered into in connection with the Series B preferred stock follow-on in February 2018, or the Series B Offering, prohibited us from entering into certain transactions involving the issuance of securities for a price determined by reference to the trading price of our common stock or otherwise subject to modification following the date of issuance, in each case for a period of three years from the closing date of the Series B Offering (and excluding purchases pursuant to the Series B Purchase Agreement, which may be made on the 120 day anniversary of the closing date of the offering).

Equity Financings

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

On February 2, 2021, under the Shelf Registration Statement, we completed a bought deal offering of 10,000,000 shares of common stock at an offering price of $1.44 per share. As a result, we received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

CRG Loan

On March 2, 2020, the Company and CRG further amended the Loan Agreement to change the date upon which cash payments for interest will commence from the first quarter of 2020 to the third quarter of 2021. No cash payments for principal will be made until the final two years of the loan, which matures in June 2023. On May 12, 2020, the Company and CRG entered into another amendment to waive the Company’s requirement to comply with the minimum required revenue covenant for 2020 and granted to Company the ability to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price. The total CRG Loan amount, shown as borrowings on the balance sheet as of December 31, 2020, is $10.6 million. However, upon maturity of the debt in December 2025, the Company will be obligated to pay $19.4 million under the CRG Loan, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee which is being accreted to the maturity date. Refer to Item 8, Financial Statements and Supplementary Data, Footnote 13 for additional details.

PPP Loan

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated April 20, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing one month after the Small Business Association (“SBA”) delivers conclusions on the amount of the loan to be forgiven. The conclusion from the SBA will be delivered once an audit of our application for forgiveness along with ancillary materials provided has been completed. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act and the PPPFA, such as payroll costs, benefits mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. In addition, details of the PPP continue to evolve regarding which companies are qualified to receive loans pursuant to the PPP and on what terms, and the Company may be required to repay some or all of the Loan due to these changes or different interpretations of the PPP requirements. We submitted our application for forgiveness to the SBA in December 2020.

The Promissory Note evidencing the PPP Loan contains customary representations, warranties, and covenants for this type of transaction, including customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in, among other things, the Company becoming obligated to repay all amounts outstanding. We continue to evaluate and may still apply for additional programs under the CARES Act or other legislation passed into law from time to time, however, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

Cash Flows

	Year Ended December 31,
	2020	2019

Net cash (used in) provided by:
Operating activities	$(14,835)	$(17,264)
Investing activities	65	(70)
Financing activities	26,012	11,867
Net increase (decrease) in cash and cash equivalents	$11,242	$(5,467)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $14.8 million, consisting primarily of a net loss of $19.0 million and an increase in net operating assets of approximately $0.6 million, partially offset by non-cash charges of $4.7 million. Non-cash charges largely related to stock-based compensation of $1.5 million, non-cash interest expense and other charges of $1.5 million, depreciation and amortization of $0.9 million and provisions for excess and obsolete inventory of $0.5 million. The increase in net operating assets was primarily due to the increase in inventory and a decrease in accrued compensation.

Net cash used in operating activities for the year ended December 31, 2019 was $17.3 million, consisted primarily of a net loss of $19.5 million and an increase in net operating assets of $2.0 million, offset by non-cash charges of $4.2 million. Non-cash charges largely related to stock-based compensation of $2.1 million, non-cash interest expense of $1.3 million, and depreciation and amortization of $0.9 million. The increase in net operating assets was primarily due to decreases in accounts payable and accrued expenses and other current liabilities and increases in inventory and accounts receivable; partially offset by an increase in accrued compensation.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the year ended December 31, 2020 was $65,000 consisting of proceeds from the sale of property and equipment.

Net cash used in investing activities during the year ended December 31, 2019 was $70,000 consisting of purchases of property and equipment of $88,000, partially offset by proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2020 of $26.0 million primarily relates to 23.6 million of proceeds from the issuance of common stock in our public offerings, net of various issuance costs and proceeds of $2.3 million from borrowings pursuant to the PPP under the CARES Act.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facilities, our Loan Agreement with CRG, our PPP Loan and non-cancelable purchase commitments. The following table sets out, as of December 31, 2020, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Within 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,123	$2,365	$1,138	$—	$4,626
CRG Loan	—	—	19,383	—	19,383
PPP Loan	1,692	673	—	—	2,365
Noncancellable purchase commitments	171	—	—	—	171
	$2,986	$3,038	$20,521	$—	$26,545

The total CRG Loan amount, shown as borrowings on the balance sheet as of December 31, 2020, is $10.6 million. The contractual obligation in the table above of $19.4 million under the CRG Loan takes the most recent amendment into account when determining future obligations which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. Refer to Item 8, Financial Statements and Supplementary Data, Footnote 13 for details.

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

On October 19, 2017, we entered into an agreement to sublease one of our facilities. The sublease commenced on December 1, 2017, and expired on November 15, 2019 (which was 15 days prior to the expiration of the facility lease). In addition to the base rent, the sublessee paid for the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility. We recorded $1.1 million of sublease payments received in other income on the statement of operations and comprehensive loss for the year ended December 31, 2019.

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

Revenue Recognition

The Company’s revenues are derived from (1) sale of Lightbox consoles, (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts and maintenance. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.

Lightbox console sales: Provided all other criteria for revenue recognition have been met, the Company recognizes revenue for Lightbox console sales directly to end customers when delivery and acceptance occurs, which is defined as receipt by the Company of an executed form that the installation process is complete.

2.

Sales of disposables: Disposable revenues consist of sales of the Company’s catheters and accessories and are recognized when the product has shipped, risk of loss and title has passed to the customer and collectability is reasonably assured.

3.

Service revenue: Service contract revenue consists of preventative maintenance, upgrades, and service contracts. Service contracts are recognized ratably over the term of the service period and maintenance contract revenue is recognized as work is performed. To date, service revenue has been insignificant.

The Company offers its customers the ability to purchase or lease the Lightbox console. In addition, the Company provides a Lightbox under a limited commercial evaluation program to allow accounts to install and utilize the Lightbox for a limited trial period. When a Lightbox is placed under a lease agreement or under a commercial evaluation program, the Company retains title to the equipment and it remains capitalized on its balance sheet under property and equipment. Depreciation expense on these placed Lightboxes is recorded to cost of revenues on a straight-line basis. The costs to maintain these placed Lightboxes are charged to cost of revenues as incurred.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. At each balance sheet date, management evaluates inventories for excess quantities, and obsolescence. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory, management adjusts the carrying value to estimated net realizable value. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories with a corresponding charge to cost of revenues. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense.

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

Credit Risk

As of December 31, 2020, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. One customer represented 14% of our accounts receivable as of December 31, 2020. None of our customers represented more than 10% of our accounts receivable as of December 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting We are currently a non-accelerated filer and are therefore not required to provide an attestation report on our internal control over financial reporting until such time as we are an accelerated filer or large accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Retention Bonuses

On March 9, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company determined to provide certain incentive payments (the “Retention Bonuses”) to certain full-time executive officers and vice presidents of the Company, including Jeffrey M. Soinski, Mark Weinswig, and Himanshu Patel, who serve as the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer, respectively (the “Bonus Officers”), based on certain performance goals. The Retention Bonus consists of incentive payments in an amount equal to 100% of such Bonus Officer’s annual salary as of December 31, 2023, 50% of which will be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2023, and 50% to be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2024 (each, a “Retention Bonus Payment”). The Retention Bonus Payments may be paid in cash or equity, or a combination of both, as determined by the Committee. In addition, the Retention Bonus Payments shall accelerate in the event of a Change in Control, as defined in the Company’s Amended and Restated 2015 Equity Incentive Plan, provided that the Bonus Officer remains in his or her respective position through such Change in Control. Each Retention Bonus Payment shall be increased in the event that the price of the common stock of the Company is above $3.00 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of such Retention Bonus Payment, according to the schedule below:

●

If the stock price is between $3.00 and $3.99 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 25%;

●

If the stock price is between $4.00 and $4.99 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 50%; and

●

If the stock price is $5.00 or above (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 100%.

The Retention Bonuses are in addition to any other bonus to which the Bonus Officers may be entitled under the Company’s Bonus Plan.

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

The following table sets forth the names, ages as of March 1, 2021 and certain other information for each of the directors with terms expiring at the 2021 annual meeting of stockholders (the “Annual Meeting”) (who are also nominees for election as a director at the Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since	Current Term Expires
Directors
James G. Cullen(1)(2)(3)	III	78	Director and Chairman of the Board of Directors	2014	2021
Jeffrey M. Soinski	I	59	President, Chief Executive Officer and Director	2014	2022
James B. McElwee(1)(2)(3)	II	68	Director	2011	2023
Tamara N. Elias(1)(2)(3)	II	49	Director	2019	2021

(1)	Member of our audit committee
(2)	Member of our compensation committee
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

Tamara N. Elias, M.D., was appointed to our board of directors in December 2019. Dr. Elias currently serves as VP, Head of Global Partnerships at Merck. Previously she served as Vice President of Clinical Product Development at Aetna from February 2018 to December 2019. From 2015 to 2017, Dr. Elias was Vice President of Corporate Strategy and Business Development for the $8 billion medical segment at Becton Dickinson. From 2007-2015, Dr. Elias was a Partner with Essex Woodlands Healthcare Partners, a healthcare only growth equity firm founded in 1985. Earlier in her career, Dr. Elias was a management consultant at McKinsey, advising pharmaceutical, diagnostic and device companies in R&D, product commercialization and M&A. She currently serves on the board of REVA Medical and has also previously served on the boards of several private companies, including Millennium Pharmacy Systems (sold to PharMerica), BreatheAmerica and Influence Health (sold to Healthgrades) as well on the public company board of ATS Medical (sold to Medtronic). Dr. Elias holds degrees in Biology and Anthropology from Yale University, and an M.D. from The Johns Hopkins School of Medicine. She trained as a general surgeon at Massachusetts General Hospital.

We believe Dr. Elias is qualified to serve as a member of our board of directors because of her substantial corporate development and business strategy expertise and her experience in the healthcare industry.

Executive Officers

The following table identifies certain information about our executive officers as of March 1, 2021.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Each of our executive officers serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Jeffrey M. Soinski	59	President, Chief Executive Officer and Director
Mark Weinswig	48	Chief Financial Officer
Himanshu N. Patel	60	Chief Technology Officer

For a brief biography of Mr. Soinski, please see the section of this Annual Report on Form 10-K titled “Directors.”

Mark Weinswig has served as our Chief Financial Officer since June 2018. Prior to joining the Company, Mr. Weinswig served as Chief Financial Officer at Aqua Metals, Inc., a Nasdaq-listed heavy metal recycling company, from August 2017 to March 2018. Mr. Weinswig has previously served as Chief Financial Officer of One Workplace, a designer and manufacturer of customized workspaces, from July 2016 to July 2017. From October 2010 to June 2016, Mr. Weinswig served as Chief Financial Officer of Emcore Corporation, a Nasdaq-listed designer and manufacturer of indium phosphide optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. Earlier in his career Mr. Weinswig worked at Coherent, Inc., Avanex Corporation, which merged with Bookham Technology, Morgan Stanley and PricewaterhouseCoopers. He received an M.B.A. from the University of Santa Clara and a B.S. in business administration with an accounting major from Indiana University. He has earned the CFA and CPA designations.

Himanshu N. Patel. co-founded Avinger in 2007 and has served as our Chief Technology Officer from January 2011 to November 2011 and since October 2013. From September 1999 to February 2007, Mr. Patel held various research and development positions, including Director of Advanced Technologies, at FoxHollow Technologies. Mr. Patel previously held research and development positions at EndoTex Interventional Systems and General Surgical Innovations. Mr. Patel holds a B.S. in Mechanical Engineering from M.S. University of Baroda, India, and an M.S. in Mechanical Engineering from the University of Florida.

Code of Business Conduct

We have adopted a code of business conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct is available on our website at www.avinger.com. Updates to or waivers of the code will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the code in the future by disclosing such information on our website.

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

Our board of directors has undertaken a review of the independence of each of our directors.  Based on information provided by each director concerning his background, employment and affiliations, our board of directors has determined that Messrs. Cullen, McElwee and Dr. Elias do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq listing standards.  In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described below under the heading “Related Person Transactions.”

Board Meetings and Committees

During our fiscal year ended December 31, 2020, our board of directors held 18 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he served during the periods that he served.  All of our directors who were directors at the time attended our 2020 annual meeting of stockholders telephonically.

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

All audit and non-audit services must be approved in advance by the audit committee.  Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our audit committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2020, our audit committee held four meetings.

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

Our Chief Executive Officer and Chief Financial Officer make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.  From time to time, the compensation committee may use outside compensation consultants to assist it in analyzing our compensation programs and in determining appropriate levels of compensation and benefits.  For example, we have periodically engaged Radford, a business unit of Aon Hewitt, to help develop our compensation philosophy, select a group of peer companies to use for compensation benchmarking purposes and advise on cash and equity compensation levels for our directors, executives and other employees based on current market practices.  We did not use any compensation consultants during our year ended December 31, 2020. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our compensation committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2020, our compensation committee held four meetings.

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2020, our nominating and corporate governance committee held one meeting.

Considerations in Evaluating Director Nominees

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating director nominees.  In its evaluation of director candidates, our nominating and corporate governance committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors.  Some of the qualifications that our nominating and corporate governance committee considers include, without limitation, issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. We also look for nominees who have skills and experience that would support the short and long-term goals and strategy of the Company. Our nominating and corporate governance committee seeks to maintain an appropriate balance of backgrounds, skills, knowledge, and experience to support current and future needs. Nominees must also have the ability to offer advice and guidance to our Chief Executive Officer based on past experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are affiliated.

In the case of incumbent directors whose terms of office are set to expire, our nominating and corporate governance committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence.

Director candidates, including incumbent directors, must have sufficient time available in the judgment of our nominating and corporate governance committee to perform all board of director and committee responsibilities.  Members of our board of directors are expected to prepare for, attend and participate in all board of director and applicable committee meetings.  Other than the foregoing, there are no stated minimum criteria for director nominees, although our nominating and corporate governance committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that our board of directors should be a diverse body, and our nominating and corporate governance committee considers a broad range of backgrounds and experiences.  In making determinations regarding nominations of directors, our nominating and corporate governance committee may take into account the benefits of diverse viewpoints, backgrounds, and experiences.  Our nominating and corporate governance committee also considers these and other factors as it oversees the annual board of director and committee evaluations.  After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection.

In addition to utilizing personal networks and relationships to identify potential candidates, our nominating and corporate governance committee may also engage, if it deems appropriate, a professional search firm. The nominating and corporate governance committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the board. The nominating and corporate governance committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the board.

Stockholder Recommendations for Nominations to the Board of Directors

Our nominating and corporate governance committee will consider candidates for director recommended by stockholders, so long as such recommendations comply with our amended and restated certificate of incorporation, amended and restated bylaws and applicable laws, rules and regulations, including those promulgated by the SEC.  Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above.  This process is designed to ensure that our board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business.  Eligible stockholders wishing to recommend a candidate for nomination should contact our Secretary in writing.  Such recommendations must include information about the candidate, a statement of support by the recommending stockholder, evidence of the recommending stockholder’s ownership of our common stock and a signed letter from the candidate confirming willingness to serve on our board of directors.  Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

Under our amended and restated bylaws, stockholders may also nominate candidates for our board of directors.  Any nomination must comply with the requirements set forth in our amended and restated bylaws and should be sent in writing to our Secretary at 400 Chesapeake Drive, Redwood City, California 94063.  To be timely for our 2021 annual meeting of stockholders, our Secretary must receive the nomination no earlier than August 12, 2021 and no later than September 11, 2021.

ITEM 11.    EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions.  Our compensation committee reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation.  Our compensation committee has the sole authority to determine our Chief Executive Officer’s compensation.  In addition, our compensation committee, in consultation with our Chief Executive Officer, reviews and approves all compensation for other officers. Our Chief Executive Officer and Chief Financial Officer also make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.

The compensation committee is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our Chief Executive Officer and our two other most highly compensated executive officers in our fiscal years ended December 31, 2020 and 2019.  The individuals listed in the table below are our named executive officers for our fiscal year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Jeffrey M. Soinski(3)	2020	376,667	-	-	-	128,236	-	495,903
President and Chief Executive Officer	2019	399,168	-	86,250	-	121,988	-	607,406
Himanshu Patel (3)	2020	282,500	-	-	-	76,942	-	359,442
Chief Technology Officer	2019	298,333	-	57,500	-	71,101	-	426,935
Mark B. Weinswig	2020	282,500	-	-	-	76,942	-	359,442
Chief Financial Officer	2019	300,000	-	57,500	-	74,448	-	431,948

(1)

The amounts reported represent the aggregate grant-date fair value of the stock awards and stock options awarded to the named executive officer in 2020 and 2019, calculated in accordance with ASC Topic 718.  Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions.  The assumptions used in calculating the grant-date fair value of the options reported in this column are set forth in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”

(2)

The amounts reported for 2020 are inclusive of salary reductions for the above individuals as part of temporary cost saving measures employed by the company due to the adverse effects of COVID-19 pandemic on its business.

(3)	Mr. Soinski's and Mr. Patel's salary were increased in February 2019 to $400,000 and $300,000, respectively.
(4)

Non-equity incentive plan compensation includes cash awards granted at the discretion of the Compensation Committee under our Executive Incentive Compensation Plan for achieving certain performance-based criteria.

Executive Employment Letters

Jeffrey M. Soinski

We entered into an employment offer letter in December 2014 with Jeffrey M. Soinski, our President and Chief Executive Officer.  The letter has no specific term and provides for at-will employment.  The letter also provides that, in 2015, Mr. Soinski was eligible to receive an annual performance bonus of up to 40% of his annual salary based on the achievement of certain goals mutually agreed upon by him and our board of directors.  Effective January 1, 2016, Mr. Soinski’s annual base salary was $390,000 and his target bonus percentage was increased from 40% to 50%. Effective February 1, 2019, Mr. Soinski’s annual base salary was increased to $400,000. On September 9, 2020, Mr. Soinski’s target bonus percentage was increased from 50% to 75%.

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

Mark Weinswig

Pursuant to an Employment Offer Letter between the Company and Mr. Weinswig, dated as of June 11, 2018, Mr. Weinswig is entitled to receive as compensation (i) a base salary of $300,000; (ii) a discretionary bonus targeted at 40% of his base salary, subject to achievement of mutually agreed performance goals and payable semi-annually; and (iii) other standard benefits provided to each of the Company’s executive officers. On September 9, 2020, Mr. Weinswig’s target bonus percentage was increased from 40% to 60%.

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers at December 31, 2020.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Name	Grant Date	Exercisable (3)	Unexercisable
Jeffrey M. Soinski	12/31/2014(1)(7)	1,549	—	1,800	12/31/2024	—	—
	3/7/2016 (2)(7)	151	—	5,184	3/7/2026	—	—
	3/13/2017 (2) (7)	142	9	820	3/13/2027	—	—
	3/13/2017 (2)(8)	—	—	—	—	18	8
	9/5/2018(2) (9)	—	—	—	—	16,666	7,335
	9/18/2019(2) (9)	—	—	—	—	50,000	22,005

Himanshu Patel	11/5/2013 (1) (6)	57	—	8,100	11/5/2023	—	—
	12/31/2014(1)(7)	435	—	1,800	12/31/2024	—	—
	3/3/2016(2) (7)	63	—	5,196	3/3/2026	—	—
	3/13/2017 (2) (7)	71	5	820	3/13/2027	—	—
	3/13/2017 (2) (8)	—	—	—	—	9	4
	9/5/2018(2) (9)	—	—	—	—	10,000	4,401
	9/18/2019(2) (9)	—	—	—	—	33,334	14,670

Mark Weinswig	9/5/2018(2) (9)	—	—	—	—	8,333	3,667
	9/18/2019(2) (9)	—	—	—	—	33,334	14,670

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
(5)

This column represents the market value of the unvested shares of our common stock underlying the RSUs as of December 31, 2020, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, of $0.44 per share.

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

Elections to convert a Retainer Cash Payment into a Retainer RSU must generally be made on or prior to December 31 of the year prior to the year in which the Retainer Cash Payment is scheduled to be paid, or such earlier deadline as is established by our board of directors or compensation committee.  A newly appointed non-employee director will be permitted to elect to convert Retainer Cash Payments payable in the same calendar year into Retainer RSUs, provided that such election is made prior to the date the individual becomes a non-employee director.

Equity Compensation.  Nondiscretionary, automatic grants of RSUs will be made to our non-employee directors.

●

Initial Grant.  Generally, each person who first becomes a non-employee director will be granted RSUs having a grant date fair value equal to $115,000, or the Initial Grant.  The Initial Grant will typically be granted on the date of the first meeting of our board of directors or compensation committee occurring on or after the date on which the individual first became a non-employee director.  The Initial Grant will vest and become exercisable as to one thirty-sixth (1/36th) of the shares subject to such Initial Grant on each monthly anniversary of the commencement of the non-employee director’s service as a director, subject to the continued service as a director through the applicable vesting date.

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

2021 Changes to Director Compensation

Notwithstanding the above, pursuant to the authority of our board of directors to revise non-employee director compensation, our board of directors has deemed it appropriate and necessary to pay the Annual Grant for the year 2021 in the amount of $75,000 in cash, in lieu of making the 2021 Annual Grant in the form of RSUs.

Compensation for Fiscal Year 2020

The following table sets forth a summary of the compensation received by our non-employee directors who received compensation during our fiscal year ended December 31, 2020:

Name	Fees earned or	Option awards(1)	Stock	Total
	paid in cash		awards(2)
James G. Cullen	$92,500	$-	$-	$92,500
James B. McElwee	65,000	-	-	65,000
Tamara Elias	84,773	-	-	84,773

(1)	As of December 31, 2020, Messrs. Cullen and McElwee had outstanding options to purchase a total of 3,429 and 286 shares of our common stock, respectively.
(2)	During 2020, all non-employee directors that were directors at the time of grant did not receive an Annual RSU grant due to insufficient shares available within the 2015 Stock Plan.

Directors who are also our employees receive no additional compensation for their service as directors.  During 2020, Jeffrey M. Soinski, our President, Chief Executive Officer and a director, was also our employee.  See the section titled “Summary Compensation Table” below for additional information about the compensation for Mr. Soinski.

Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 40,000 and 125,000 shares, respectively, to be made available under the ODPP. Common stock issued under the ODPP during the year ended December 31, 2020 totaled 53,034 shares. As of December 31, 2020, there were 92,170 shares reserved for issuance under the ODPP.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders.  The following table provides information as of December 31, 2020, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Restricted Stock Units and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	419,463	$1,241.59	225,048

(1)

Includes the following plans: our 2009 Stock Plan and our 2015 Plan.  Our 2015 Plan provides that on the first day of each fiscal year commencing in fiscal year 2016, the number of shares authorized for issuance under the 2015 Plan is automatically increased by a number equal to the lesser of (i) 4,225 shares of common stock, (ii) 5.0% of the aggregate number of shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors.

(2)	The weighted average exercise price does not take into account outstanding restricted stock, or RSUs, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of December 31, 2020 for:

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

Applicable percentage ownership is based on 84,926,129 shares of our common stock outstanding as of December 31, 2020. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2020.  However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Named Executive Officers and Directors:

Jeffrey M. Soinski(1)	76,580	*
Himanshu Patel(2)	264,035	*
Mark Weinswig(3)	55,382	*
James G. Cullen(4)	73,465	*
James B. McElwee(5)	70,142	*
Tamara N. Elias	-	*
All executive officers, directors and director nominees as a group (6 individuals)(6)	539,604	*

*	Represents ownership of less than 1%
(1)	Consists of (i) 74,738 shares of common stock held of record by Mr. Soinski, and (ii) 1,842 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2020.
(2)

Consists of (i) 58,409 shares of common stock held of record by Mr. Patel, (ii) warrants to purchase 5,000 shares of common stock, (iii) 626 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2020, and (iv) 200,000 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock.

(3)	Consists of 55,382 shares of common stock held of record by Mr. Weinswig.
(4)

Consists of (i) 69,852 shares of common stock held of record by 2000 James Cullen Generation Skipping Family Trust, (ii) 184 shares of common stock held by Gilbert Investments, LLC and (iii) 3,429 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2020. Mr. Cullen has sole voting and dispositive power with respect to shares held by Gilbert Investments, LLC and James Cullen Generation Skipping Family Trust.  Mr. Cullen does not have a pecuniary interest in the James Cullen Generation Skipping Family Trust and disclaims beneficial ownership in Gilbert Investments, LLC except to the extent of his pecuniary interest therein.

(5)	Consists of (i) 69,856 shares of common stock held of record by Mr. McElwee, and (ii) 286 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2020.
(6)

Consists of (i) 328,421 shares of common stock, (ii) warrants to purchase 5,000 shares of common stock, (iii) 6,183 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2020 and (iv) 200,000 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us for the years ended December 31, 2020 and 2019 by Moss Adams, as applicable.  All fees below were approved by our Audit Committee.

Year ending December 31,	2020	2019
Audit fees(1)(2)	$629,041	$469,832
Audit related fees	14,450	13,650
Tax fees	—	—
Total	$643,491	$483,482

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.
(2)	For the years ended December 31, 2020 and 2019, audit fees also include fees related to our public offerings and review of documents filed with the SEC of $281,491 and $95,045, respectively.

Auditor Independence

In our fiscal year ended December 31, 2020, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.  All fees paid to Moss Adams for our fiscal years ended December 31, 2020 and 2019 were pre-approved by our audit committee.

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

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2019	$260	$(56)	$185	$19
Fiscal year ended 2020	$19	$26	$26	$19

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2019	$10	$17	$21	$6
Fiscal year ended 2020	$6	$29	$15	$20

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4 (3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.5 (4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
3.6 (5)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
3.7 (5)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.8 (6)	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc.
4.1 (7)	Specimen Common Stock certificate of the registrant.
4.2 (5)	Specimen Series 1/2 warrant of the registrant.
4.3 (8)	Specimen Common Stock certificate of the registrant.
4.4 (9)	Specimen Series 1/2 warrant of the registrant.
4.5 (10)	Description of Registrant’s Securities
10.1 (11)	Form of Indemnification Agreement for directors and executive officers.
10.2 (12)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3 (12)	2014 Preferred Stock Plan.
10.4 (13)	2015 Equity Incentive Plan, as amended
10.5 (11)	Form of Restricted Stock Unit Award Agreement.
10.6 (11)	Form of Stock Option Agreement.
10.7 (11)	2015 Employee Stock Purchase Plan.
10.8 (11)	Executive Incentive Compensation Plan.
10.9 (12)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.

Exhibit Number	Exhibit Title
10.10 (12)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (12)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (15)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.13 (12)	Employment Letter dated December 29, 2010 by and between the registrant and Matthew B. Ferguson.
10.14 (12)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.15 (12)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and Matthew B. Ferguson.
10.16 (16)	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.17 (4)	Registration Rights Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.18 (12)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between the registrant and holders of convertible promissory notes.
10.19 (12)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between the registrant and holders of convertible promissory notes.
10.20 (14)

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.21 (14)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.23 (15)	Purchase Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.24 (17)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.26 (18)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.27 (19)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.28 (4)	Amendment No. 2 to Term Loan Agreement, dated as of February 14, 2018, by and among the registrant and the lenders party thereto.
10.29 (4)	Series A Preferred Stock Purchase Agreement, dated as of February 14, 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.30 (20)	Securities Purchase Agreement, dated as of July 12, 2018, by and among the registrant and the purchasers identified on the signature pages thereto.
10.31 (21)	Separation Agreement and Release, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.32 (21)	Master Consulting Agreement, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.33 (21)	Employment Offer Letter, dated as of June 11, 2018, between the registrant and Mark Weinswig.
10.34 (21)	Change of Control and Severance Agreement, dated as of June 25, 2018, between the registrant and Mark Weinswig.
10.35 (22)	Officer and Director Share Purchase Plan.
10.36 (23)	Change of Control and Severance Agreement, dated as of October 10, 2013, between the registrant and Himanshu Patel.
10.37 (24)	Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC.
10.38 (25)	Amended and Restated 2015 Equity Incentive Plan
10.39 (26)	Amended and Restated Officer and Director Share Purchase Plan
10.40 (10)	Amendment No. 1 to Amended and Restated Officer and Director Share Purchase Plan
10.41 (10)	Amendment No. 3 to Term Loan Agreement dated as of March 2, 2020, by and among the registrant and the lenders party thereto
10.42 (10)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated March 29, 2018, by and between the registrant and Jeff Soinski
10.43 (10)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated October 10, 2013, by and between the registrant and Himanshu Patel

10.44 (10)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated June 25, 2018, by and between the registrant and Mark Weinswig
10.45 (27)	Promissory Note dated April 20, 2020 between Avinger, Inc. and Silicon Valley Bank
10.46 (28)	Amendment No. 4 and Waiver to Term Loan Agreement
10.47 (29)	Amendment No. 5 to Term Loan Agreement, dated January 22, 2021, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.
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

(10)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020, and incorporated by reference herein.
(11)

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

(13)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(14)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.
(15)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.

(16)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, and incorporated by reference herein.
(17)

Previously filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221368), filed with the Securities and Exchange Commission on November 6, 2017, and incorporated by reference herein.

(18)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(19)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.
(20)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.
(21)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(22)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018, and incorporated by reference herein.
(23)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019, and incorporated by reference herein.
(24)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019, and incorporated by reference herein.
(25)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2019, and incorporated by reference herein.
(26)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2019, and incorporated by reference herein.
(27)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020, and incorporated by reference herein.
(28)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2020, and incorporated by reference herein.
(29)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021, and incorporated by reference herein.

ITEM 16.     FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, and the

Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avinger, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, the related notes and the financial statement schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As described in Note 1 and 4 to the financial statements, the Company’s inventories balance was $3.9 million as of December 31, 2020. The Company values its inventories at lower of cost (determined using the first-in, first-out method) or net realizable value. The Company writes down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. The evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory.

We identified the valuation of inventories, in particular the estimates for excess quantities and obsolescence, as a critical audit matter, because of the significant assumptions and subjective judgments used by management, which in turn led to the use of subjective auditor judgment and audit effort to address the matter.

The primary procedures we performed to address the critical audit matter included:

●	Evaluating management’s process for developing the estimates of excess and obsolete inventories by:

●	Evaluating the methodology utilized to calculate the write-downs, and

●	Testing the mathematical accuracy and the appropriateness of the formulaic calculation.

●	Evaluating the reasonableness of the significant assumptions used by management including those related to future demand by:

●	Evaluating management’s ability to provide reasonable forecast of sales by comparing prior period sales forecasts to actual results, and

●

Performing inquiries with nonfinancial personnel, including sales and production employees, regarding obsolete or discontinued inventory items and other factors to corroborate management’s assertions regarding qualitative judgments about excess and obsolete inventories.

●	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate and calculations related to the application of the methodology to specific inventory categories.

/s/ Moss Adams LLP

San Francisco, California

March 11, 2021

We have served as the Company’s auditor since 2017.

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22,185	$10,943
Accounts receivable, net of allowance for doubtful accounts of $19 at both December 31, 2020 and 2019	1,484	1,458
Inventories	3,876	3,912
Prepaid expenses and other current assets	350	311
Total current assets	27,895	16,624

Right of use asset	4,063	4,856
Property and equipment, net	727	1,661
Other assets	510	684
Total assets	$33,195	$23,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$694	$663
Accrued compensation	1,703	1,782
Accrued expenses and other current liabilities	669	654
Leasehold liability, current portion	806	722
Borrowings, current portion	3,590	8,967
Total current liabilities	7,462	12,788

Leasehold liability, long-term portion	3,257	4,135
Borrowings, long-term portion	9,400	—
Other long-term liabilities	—	7
Total liabilities	20,119	16,930

Commitments and contingencies (Note 9)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2020 and 2019
Shares issued and outstanding: 52,369 and 48,503 at December 31, 2020 and 2019, respectively; aggregate liquidation preference related to Series A convertible preferred stock of $52,191 and $48,325 at December 31, 2020 and 2019, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2020 and 2019
Shares issued and outstanding: 84,926,129 and 10,364,663 at December 31, 2020 and 2019, respectively	85	10
Additional paid-in capital	380,332	355,220
Accumulated deficit	(367,341)	(348,335)
Total stockholders’ equity	13,076	6,895
Total liabilities and stockholders’ equity	$33,195	$23,825

See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenues	$8,761	$9,131
Cost of revenues	6,143	6,264
Gross profit	2,618	2,867

Operating expenses:
Research and development	5,695	5,692
Selling, general and administrative	14,327	16,534
Total operating expenses	20,022	22,226
Loss from operations	(17,404)	(19,359)

Interest income	34	288
Interest expense	(1,692)	(1,480)
Other income, net	56	1,101
Net loss and comprehensive loss	(19,006)	(19,450)
Accretion of preferred stock dividends	(3,866)	(3,580)
Net loss applicable to common stockholders	$(22,872)	$(23,030)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(3.18)

Weighted average common shares used to compute net loss per share, basic and diluted	49,231	7,239

See accompanying notes.

AVINGER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	45,671	$—	3,492,200	$3	$338,342	$(328,885)	$9,460
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	137,575	—	72	—	72
Employee stock-based compensation	—	—	—	—	2,091	—	2,091
Exercise of warrants for common stock	—	—	1,998,079	2	7,991	—	7,993
Issuance of common stock in August public offerings, net of commissions and issuance costs	—	—	3,813,559	4	3,807	—	3,811
Issuance of Series A preferred stock to pay dividends	6,525	—	—	—	6,498	—	6,498
Conversion of Series B preferred stock into common stock	(1,523)	—	380,750	—	—	—	—
Conversion of Series C preferred stock into common stock	(2,170)	—	542,500	1	(1)	—	—
Accretion of Series A preferred stock dividends	—	—	—	—	(3,580)	—	(3,580)
Net and comprehensive loss	—	—	—	—	—	(19,450)	(19,450)
Balance at December 31, 2019	48,503	—	10,364,663	10	355,220	(348,335)	6,895
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	74,140,297	74	23,572	—	23,646
Employee stock-based compensation	—	—	—	—	1,513	—	1,513
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	421,169	1	27	—	28
Issuance of Series A preferred stock to pay dividends	3,866	—	—	—	3,866	—	3,866
Accretion of Series A preferred stock dividends	—	—	—	—	(3,866)	—	(3,866)
Net and comprehensive loss	—	—	—	—	—	(19,006)	(19,006)
Balance at December 31, 2020	52,369	$—	84,926,129	$85	$380,332	$(367,341)	$13,076

See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(19,006)	$(19,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	897	890
Amortization of debt issuance costs and debt discount	168	171
Stock-based compensation	1,513	2,091
Noncash interest expense and other charges	1,524	1,309
Change in right of use asset	169	(462)
Provision for excess and obsolete inventories	528	272
Other non-cash charges	(54)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(248)
Inventories	(490)	(1,169)
Prepaid expenses and other current assets	(48)	128
Other assets	5	(16)
Accounts payable	31	(485)
Accrued compensation	(79)	585
Accrued expenses and other current liabilities	15	(795)
Other long-term liabilities	(7)	(34)
Net cash used in operating activities	(14,835)	(17,264)

Cash flows from investing activities
Purchase of property and equipment	—	(88)
Proceeds from sale of property and equipment	65	18
Net cash provided by (used in) investing activities	65	(70)

Cash flows from financing activities
Proceeds from borrowings	2,330	—
Proceeds from issuance of common stock under officers’ and directors’ purchase plan	36	63
Proceeds from exercise of common stock warrants	—	7,993
Proceeds from the issuance of common stock in public offerings, net	23,646	3,811
Net cash provided by financing activities	26,012	11,867

Net change in cash and cash equivalents	11,242	(5,467)
Cash and cash equivalents, beginning of period	10,943	16,410
Cash and cash equivalents, end of period	$22,185	$10,943

Supplemental disclosure of cash flow information

Noncash investing and financing activities:

Issuance of Series A preferred stock as dividend payment	$3,866	$6,498
Accretion of Series A preferred stock dividends	$3,866	$3,580
Reclassification of right of use asset to prepaid rent	$(169)	$462
Increase to right of use asset and leasehold liability arising from lease amendment	$—	$4,680
Transfer between inventory and property and equipment	$(1)	$408

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, our Lightbox console, as well as a variety of disposable catheter products. The Company’s current products include its non-imaging catheters, Wildcat and Kittycat 2, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL, Ocelot MVRX and Tigereye, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company also has image-guided atherectomy solutions under its suite of Lumivascular products, Pantheris and Pantheris SV, which are designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company is located in Redwood City, California.

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company had an accumulated deficit of $367.3 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $22.2 million at December 31, 2020, together with the approximately $13.0 million net proceeds from the February 2021 equity financing, and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through 2022. We received net proceeds of approximately $8.0 million from the issuance of common stock upon the exercise of warrants during March and April of 2019, net proceeds of $3.8 million from the sales of our common stock in our August 2019 offering, $3.9 million from the sale of our common stock in our January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.0 million from the sale of our common stock in April and May 2020, $5.5 million from the sale of our common stock in June and July 2020, $11.3 million from the sale of our common stock in August and September 2020, and approximately $13.0 million from the sale of our common stock in February 2021, the Company does not have any immediate plans to raise additional funds through future equity or debt financings. However, the Company may decide to raise additional funds to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility in the Company’s stock price, any financing that we may undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. During the second quarter of 2020 we took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on our business, which included reduction of discretionary costs, reduction of base salaries for all our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. While salaries and hours worked largely returned to levels prior to July 2020, we will continue to employ certain actions to manage our resources in the foreseeable future. There can be no assurance that such strategies will be successful in mitigating the negative impacts of the COVID-19 pandemic on our business.

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

Public Offerings

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we may only be able to issue a limited number of shares using the Shelf Registration Statement.

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

On February 2, 2021, under the Shelf Registration Statement, we completed a bought deal offering of 10,000,000 shares of common stock at an offering price of $1.44 per share. As a result, we received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”).

On June 19, 2019, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-10 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 21, 2019. The par values of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock splits. All common stock, stock options, and restricted stock units, and per share amounts in the financial statements for all periods presented reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. Management uses significant judgment when making estimates related to its stock-based compensation, accruals related to compensation, the valuation of the common stock warrants, provisions for doubtful accounts receivable and excess and obsolete inventories, clinical trial accruals, and its reserves for sales returns and warranty costs. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2020 and 2019. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2020 and 2019, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of December 31, 2020 and 2019. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable to the extent of the amounts recorded on the balance sheets.

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2020 and 2019.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At December 31, 2020, there was one customer that represented 14% of accounts receivable. At December 31, 2019, no customer represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2020 and 2019, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	2020	2019
Beginning balance	$19	$260
Provision	26	(56)
Recoveries/write-offs	(26)	(185)
Ending balance	$19	$19

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. At each balance sheet date, management evaluates inventories for excess quantities, and obsolescence. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory, management adjusts the carrying value to estimated net realizable value. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories along with a corresponding charge to cost of revenues. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets of generally three to five years. Depreciation expense includes the amortization of assets acquired under capital leases and equipment located at customer sites. Equipment held by customers is comprised of the Lightbox consoles located at customer sites under a lease or placement agreement. Upon execution of a lease or placement agreement, the related equipment is reclassified from inventory to the property and equipment account. Depreciation expense for equipment held by customers is recorded as a component of cost of revenues. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful economic life of the asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2020.

Revenue Recognition

The Company’s revenues are derived from (1) sale of Lightbox consoles, (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts and maintenance. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.

Lightbox console sales: Provided all other criteria for revenue recognition have been met, the Company recognizes revenue for Lightbox console sales directly to end customers when delivery and acceptance occurs, which is defined as receipt by the Company of an executed form that the installation process is complete.

2.

Sales of disposables: Disposable revenues consist of sales of the Company’s catheters and accessories and are recognized when the product has shipped, risk of loss and title has passed to the customer and collectability is reasonably assured.

3.

Service revenue: Service contract revenue consists of preventative maintenance, upgrades, and service contracts. Service contracts are recognized ratably over the term of the service period and maintenance contract revenue is recognized as work is performed. To date, service revenue has been insignificant.

The Company offers its customers the ability to purchase or lease the Lightbox console. In addition, the Company provides a Lightbox under a limited commercial evaluation program to allow accounts to install and utilize the Lightbox for a limited trial period. When a Lightbox is placed under a lease agreement or under a commercial evaluation program, the Company retains title to the equipment and it remains capitalized on its balance sheet under property and equipment. Depreciation expense on these placed Lightboxes is recorded to cost of revenues on a straight-line basis. The costs to maintain these placed Lightboxes are charged to cost of revenues as incurred.

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

	2020	2019
Beginning balance	$215	$272
Warranty provision	142	71
Usage/Release	(164)	(128)
Ending balance	$193	$215

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses include personnel and personnel-related costs, costs associated with pre-clinical and clinical development activities, and costs for prototype products that are manufactured prior to market approval for that prototype product, and internal and external costs associated with the Company’s regulatory compliance, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs, including allocated facility and related expenses.

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

Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSU”), based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As allowed under ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures as they occur.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income (expense), net. During the years ended December 31, 2020 and 2019, the Company recorded $18,000 and $11,000 of foreign currency exchange net (gains)/losses, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2020 and 2019, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of December 31, 2020 and 2019, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(22,872)	$(23,030)
Weighted average common stock outstanding, basic and diluted	49,231	7,239
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(3.18)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Year Ended December 31,
	2020	2019
Common stock warrant equivalents	2,753,999	3,197,208
Common stock options	7,029	7,549
Convertible preferred stock	48,503	45,015
Unvested restricted stock units	719,418	471,252
	3,528,949	3,721,024

Comprehensive Loss

For the years ended December 31, 2020 and 2019, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the years ended December 31, 2020 and 2019, 94% and 93%, respectively, of the Company’s revenues were in the United States, based on the shipping location of the external customer.

Recent Accounting Pronouncements

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables.  The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  The new standard became effective for the Company in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recent accounting standards not yet adopted as of December 31, 2020

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard was adopted by the Company on January 1, 2021. This new standard did not have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument.  As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company in the first quarter of 2022 and early adoption is permitted.  This new standard is not expected to have a material impact on the Company’s financial statements.

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

As of December 31, 2020 and 2019, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of December 31, 2020 and 2019, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the years ended December 31, 2020 and 2019.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$1,904	$1,426
Work-in-process	180	596
Finished products	1,792	1,890
Total inventories	$3,876	$3,912

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Equipment held by customers	$2,746	$3,076
Machinery and equipment	1,679	1,878
Computer software	122	122
Computer equipment	144	144
Furniture and fixture	78	78
Leasehold improvements	311	311
Total property and equipment, gross	5,080	5,609
Less: Accumulated depreciation and amortization	(4,353)	(3,948)
Total property and equipment, net	$727	$1,661

Depreciation expense for the years ended December 31, 2020 and 2019, was approximately $896,000 and $890,000, respectively.

Property and equipment include certain equipment that is leased to customers and located at customer premises. The Company retains the ownership of the equipment held for evaluation and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers of $629,000 and $586,000 was recorded in cost of revenues during the years ended December 31, 2020 and 2019, respectively. The net book value of this equipment was $518,000 and $1.2 million at December 31, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued product warranty costs	$193	$215
Accrued clinical trial costs	96	101
Accrued professional fees	65	30
Accrued travel expenses	104	89
Accrued sales and use tax	43	18
Other accrued liabilities	168	201
Total accrued expenses and other current liabilities	$669	$654

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

On March 2, 2020, the Company entered into Amendment No. 3 to the Loan Agreement to, among other things:

●	extend the period that the Company can make interest payments in payment in kind (“PIK”) to June 30, 2021;

●	lower the Minimum Revenue Covenants to $10 million for 2020, $12 million for 2021, and $15 million for 2022;

●	insert certain terms to clarify that all fees, including the prepayment premium, are due if the obligations are accelerated; and

●	insert a new provision to make clear that to the extent the Company divides its assets/liabilities into divisions, such assets/liabilities will be treated as transferred to a third party.

On May 12, 2020, the Company entered into Amendment No. 4 to the Loan Agreement to, among other things:

●	grant to the Company the right to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price, subject to certain conditions; and

●	waive the Company’s requirement to comply with the Minimum Revenue Covenant for 2020.

On January 22, 2021, the Company entered into Amendment No. 5 to the Loan Agreement to, among other things:

●	extend the maturity date of the Loan Agreement from June 30, 2023 to December 31, 2025;

●	extend the interest only payment period and the period that the Company can make interest payments in PIK to December 31, 2023;

●

lowers the Minimum Revenue Covenants to $8 million and $10 million for 2021 and 2022, respectively and establishes revenue covenants of $12 million for 2023; $14.5 million for 2024, and $17 million for 2025;

●	change the date under the on-going stand-alone representation regarding no Material Adverse Change to December 31, 2020;

●

amend the on-going stand-alone representation and stand-alone event of default regarding “Material Adverse Change” such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change

Under the amended Loan Agreement, no cash payments for either principal or interest are due until the first quarter of 2024. The interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2024, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.9 million with total principal payments of $7.5 million in 2024 and $7.5 million in 2025. The maturity date of the Loan is December 31, 2025.

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

As of December 31, 2020, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of December 31, 2020, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all amendments occurring prior to our fiscal year end, were as follows (in thousands):

Year Ending December 31,
2021	$3,400
2022	6,266
2023	4,518
Total	14,184
Less: Amount of PIK additions and facility fee to be accreted subsequent to December 31, 2020	(3,122)
Less: Amount representing debt financing costs	(418)
Borrowings, as of December 31, 2020	$10,644

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2020 and 2019, the balance of the aggregate debt discount was approximately $418,000 and $588,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $169,000 during both the years ended December 31, 2020 and 2019. The Company incurred total interest expense of approximately $1.5 million during both the years ended December 31, 2020 and 2019.

Amendment No. 5 to the Loan Agreement resulted in the changing of the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020 and amended the on-going stand-alone representation and stand-alone event of default regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company due to the outbreak of COVID-19 will not constitute a Material Adverse Change. With the aforementioned changes in the Loan Agreement in place; the current compliance with all financial and other covenants and the high likelihood of continued compliance, management believes there is a low likelihood of violating contractual commitments which would cause an event of default through a material adverse change in the business or otherwise. As a result, the amounts related to the Loan Agreement have been bifurcated between current and non-current based on the due date of contractual payments as of December 31, 2020.

As of December 31, 2020, approximately $1.9 million of borrowings was classified as current, with the remaining $8.7 million classified as non-current. Approximately $169,000 and $249,000 of aggregate debt discount was included in the current and non-current amounts, respectively.

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

On June 5, 2020, the President of the United States signed the Paycheck Protection Program Flexibility Act (the “PPPFA”) into law. The PPPFA gives borrowers of a PPP loan more flexibility and time to spend the loan proceeds and allows the funds to be used on broader categories of expenses while still qualifying for loan forgiveness. We applied for forgiveness of the PPP loan in the fourth quarter of 2020. While we believe that we have complied with the requirements to obtain forgiveness, there can be no assurance that any or all of the PPP loan amount will be forgiven.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act (the “CAA”), 2021 into law. The CAA provides, among other things, additional funds under the PPP loan program which can demonstrate revenue reductions of 25% or greater, clarifies tax deductibility of expenses covered by forgiven loans, extension of paid sick leave and certain payroll tax deferral extensions. We also continue to evaluate and may still pursue additional programs under the CARES Act or the Consolidated Appropriations Act, but there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

As of December 31, 2020, principal and interest payments due under the PPP Loan are as follows (in thousands):

Year Ending December 31,
2021	$1,692
2022	673
2,365
Less: Amount of interest to be accreted subsequent to December 31, 2020	(19)
Borrowings, as of December 31, 2020	$2,346

For the year ended December 31, 2020, the Company incurred interest expense of approximately $16,000 related to the PPP Loan.

8. Leases

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

On October 19, 2017, the Company entered into an agreement to sublease one of its facilities. The sublease agreement commenced on approximately December 1, 2017 and expired on November 15, 2019 (which was 15 days prior to the expiration of the facility lease). The sublessee paid a base rent of $82,410 per month. In addition to the base rent, the sublessee paid the Landlord’s operating expenses and property taxes due and payable with respect to the subleased facility. We recorded $1.1 million of sublease payments received in other income on the statement of operations and comprehensive loss for the year ended December 31, 2019.

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

On April 1, 2019, we entered into an amendment to the lease which extended the lease term for an additional period of five years subsequent to the original expiration of November 30, 2019. As amended, the lease will expire on November 30, 2024. Under the terms of the amendment, we are obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. This amendment did not extend the term of the lease with respect to the building being subleased. The weighted average remaining lease term as of December 31, 2020 is 3.9 years.

In connection with the amendment the Company adjusted its right-of-use asset and lease liability to $6.0 million. As of the date of the amendment, the operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

Our operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, is approximately $105,000. For the year ended December 31, 2020 and 2019, our rent expense totaled approximately $1.3 million and $1.4 million, respectively. Our variable expenses for both the years ended December 31, 2020 and 2019 was approximately $0.2 million. Operating right-of-use asset amortization for the year ended December 31, 2020 and 2019 was approximately $964,000 and $676,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $291,000 and $461,000 as prepaid rent included in other assets on the balance sheet as of December 31, 2020 and 2019, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of December 31, 2020 (in thousands):

Year Ending December 31,
2021	$1,123
2022	1,162
2023	1,203
2024	1,138
Total	4,626
Less: Imputed interest	(563)
Leasehold liability as of December 31, 2020	$4,063

9. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.2 million as of December 31, 2020.

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

10. Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 52,369 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019, December 2019 and December 2020, 2,945, 3,580 and 3,866 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2020. As of December 31, 2020, 52,191 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $3.9 million and $3.6 million during the years ended December 31, 2020 and 2019, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2019, 1,523 of these shares converted into 380,750 shares of common stock. As of December 31, 2020, 178 shares of Series B preferred stock remained outstanding, which are currently convertible at $0.25 per share.

Series C Convertible Preferred Stock

On November 1, 2018, the Company completed a public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock (the “Series C preferred stock”). As a result, we received net proceeds of approximately $10.2 million after underwriting discounts, commissions, legal and accounting fees. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series C preferred stock will be entitled to receive distributions out of our assets, whether capital or surplus, of an amount equal to $0.001 per share of Series C preferred stock before any distributions shall be made on the common stock but after distributions shall be made on any outstanding Series A preferred stock and any of our existing or future indebtedness. The Series C preferred stock has no voting rights. During the year ended December 31, 2019, all 2,170 of these shares were converted into 542,500 shares of common stock, leaving no shares of Series C preferred stock outstanding.

Common Stock

At December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 84,926,129 shares were issued and outstanding.

Common Stock Warrants

As of December 31, 2020, we had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in February 2018 Series B financing	8,979,000	897,900	$20.00	February 2025
Series 2 Warrants issued in February 2018 Series B financing	8,709,500	870,950	$20.00	February 2025
Warrants issued in July 2018 financing	1,083,091	108,309	$15.80	July 2021
Warrants issued in November 2018 financing	8,768,395	876,840	$4.00	November 2023
Total	27,539,986	2,753,999

In connection with the issuance of the Company’s Series E convertible preferred stock in September 2014 through January 2015, the Company issued warrants to purchase an aggregate of up to the number of shares of common stock equal to 50% of the number of shares of the Company’s Series E Convertible preferred stock purchased by such investor, all of which expired on September 2, 2019.

On February 16, 2018, in connection with the Company’s completed public offering of Series B preferred stock, the Company issued two series of warrants that together provide for the purchase, by the investors in that offering, of an aggregate of 1,797,900 shares of common stock (the “Series B Warrants”). Each share of Series B preferred stock is accompanied by one warrant to purchase one share of common stock at $20.00 per share that expires on the seventh anniversary of the date of issuance to purchase up to 50 shares of common stock and one warrant that expires on the earlier of (i) the seventh anniversary of the date of issuance or (ii) the 60th calendar day following the receipt and announcement of FDA clearance of the Company’s Pantheris below-the-knee device (or the same or similar product with a different name) to purchase up to 50 shares of common stock; provided, however, if at any time during such 60-day period the volume weighted average price for any trading day is less than the then effective exercise price, the termination date shall be extended to the seven year anniversary of the initial exercise date. FDA clearance of Pantheris SV was received in April 2019, triggering this 60-day period. During the entire 60-day period following clearance, the volume weighted average price was less than the then effective exercise price. As such, all Series 2 warrants are currently deemed to expire on the seventh anniversary of the date of issuance. The Company determined that the Series B Warrants should be classified as equity. As of December 31, 2020, Series B Warrants to purchase an aggregate of 1,768,850 shares of common stock remain outstanding.

On July 13, 2018, in connection with the Company’s completed public offering of 216,618 shares of common stock, the Company issued warrants that provide for the purchase of 108,309 shares of common stock at $15.80 per share. Each share of common stock is accompanied by one half of one warrant that expires on the third anniversary of the date of issuance. The Company determined that these warrants should be classified as equity. As of December 31, 2020, all of these warrants remain outstanding.

On November 1, 2018, in connection with the Company’s completed public offering of 728,500 shares of common stock and 8,586 shares of Series C convertible preferred stock, the Company issued warrants to provide for the purchase of 2,875,000 shares of common stock. Each share of common stock is accompanied by one warrant to purchase one share of common stock at $4.00 per share. These warrants expire on the 5th anniversary of the date of issuance. Each share of preferred stock is accompanied by one warrant to purchase 250 shares of common stock. The Company determined that the warrants should be classified as equity. During the year ended December 31, 2019, warrants were exercised for an aggregate of 1,998,079 shares of common stock with proceeds to the Company of approximately $8.0 million. As of December 31, 2020, warrants to purchase an aggregate of 876,840 shares of common stock were outstanding.

As of both December 31, 2020 and 2019, warrants to purchase an aggregate of 2,753,999 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan replaced the 2009 Stock Plan (the “2009 Plan”) which was terminated immediately prior to consummation of the Company’s IPO (collectively the “Plans.)” The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. Initially a total of 3,300 shares of common stock were reserved for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan included shares reserved but not issued under the 2009 Plan, plus any share awards granted under the 2009 Plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year beginning in fiscal 2016, equal to the lesser of 4,225 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. In addition, during fiscal 2018, the Board of Directors approved an additional 300,000 shares of common stock for issuance under the 2015 Plan. The Company’s stockholders approved this increase on June 8, 2018. On June 19, 2019, the Company’s stockholders approved an additional 800,000 increase to the 2015 Plan. As of December 31, 2020, 225,048 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2018	7,954	$1,707.30		$—
Options expired	(448)	$3,061.09
Options forfeited	(105)	$1,929.52
Balance at December 31, 2019	7,401	$1,309.47	6.81	$—
Options expired	(552)	$2,129.17
Options forfeited	(28)	$820.00
Balance at December 31, 2020	6,821	$1,241.59	5.81	$—

Exercisable at December 31, 2020	6,802	$1,242.76	5.81	$—

Vested and expected to vest at December 31, 2020	6,821	$1,241.59	5.81	$—

Additional information related to the status of options as of December 31, 2020 is summarized as follows:

Options Outstanding						Options Vested
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Exercise Price			Options Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
		$16.70	3,100	7.44	$16.70	3,100	$16.70
		$204.00	5	6.56	$204.00	5	$204.00
		$820.00	701	6.20	$820.00	682	$820.00
$1,052.00	-	8,100.00	3,015	4.03	$2,600.74	3,015	$2,600.74
			6,821	5.81	$1,241.59	6,802	$1,242.76

There were no options granted or exercised during either of the years ended December 31, 2020 or 2019. For the years ended December 31, 2020 and 2019, stock-based compensation expense recognized associated with stock options vesting was approximately $58,000 and $322,000, respectively. As of December 31, 2020, there was approximately $4,000 of remaining unamortized stock-based compensation expense associated with unvested stock options, which will be expensed over a weighted average remaining service period of approximately 0.2 years. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2020 and 2019.

The Company’s RSUs generally vest annually over three years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2018	294,066	$17.34	3.09
Awarded	764,151	$1.24
Released	(101,575)	$17.95
Forfeited	(48,138)	$10.57
Awards outstanding at December 31, 2019	908,504	$4.09	1.81
Awarded	47,500	$0.58
Released	(368,135)	$4.57
Forfeited	(175,227)	$2.72
Awards outstanding at December 31, 2020	412,642	$3.84	0.98

As of December 31, 2020, there was approximately $1.1 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.0 years. The 412,642 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $0.2 million. The Company used the closing market price of $0.44 per share at December 31, 2020, to determine the aggregate fair value for the RSUs outstanding at that date. For the years ended December 31, 2020 and 2019, the fair value of RSUs vested was approximately $135,000 and $116,000, respectively. For the years ended December 31, 2020 and 2019, stock-based compensation expense recognized associated with RSUs vested was approximately $1.5 million and $1.8 million, respectively.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 40,000 and 125,000 shares, respectively, to be made available under the ODPP. Common stock issued under the ODPP during the years ended
December 31, 2020 and 2019 totaled 53,034 and 36,087 shares, respectively. As of December 31, 2020, there were 92,170 shares reserved for issuance under the ODPP.

11. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized, before taxes, during the years ended December 31, 2020 and 2019, is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenues	$132	$169
Research and development expenses	469	535
Selling, general and administrative expenses	912	1,387
	$1,513	$2,091

12. Income Taxes

For the years ended December 31, 2020 and 2019, the Company’s provision for income taxes consisted of zero state income tax expense. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Tax at federal statutory rate	$(3,991)	$(4,084)
State taxes, net of federal benefit	(760)	(1,022)
Permanent differences	56	97
Change in valuation allowance	4,909	5,205
Research credits	(211)	(192)
Other	(3)	(4)
Provision for taxes	$—	$—

Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019 consist of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Federal, state and foreign net operating losses	$79,253	$75,863
Research and other credits	4,766	4,361
Operating lease liability	994	1,237
Accruals and other	2,305	2,847
Total deferred tax assets	87,318	84,308
Less: Valuation allowance	(86,193)	(82,755)
Total net deferred tax assets	1,125	1,553
Deferred liabilities:
Fixed assets	(60)	(198)
Operating lease right of use asset	(1,065)	(1,355)
Total deferred tax liabilities	(1,125)	(1,553)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by $3.4 million and increased by $4.7 million during the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company had approximately $318.2 million of federal and $179.0 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2027 and 2024, respectively. Out of the Federal net operating loss carryforwards, $60.7 million were generated post December 31, 2017 and have no expiration.

As of December 31, 2020, the Company also had approximately $3.8 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for both federal and California purposes. The federal credit carryforwards expire beginning in 2027, and the California research credits do not expire and may be carried forward indefinitely.

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

A reconciliation of the beginning and ending amount of the gross recognized tax benefit is as follows (in thousands):

	As of December 31,
	2020	2019
Balance at beginning of year	$2,094	$1,760
Increase based on the tax positions in the current year	169	177
Decrease for tax positions of prior year	44	157
Balance at end of year	$2,307	$2,094

As of December 31, 2020, all unrecognized tax benefits are subject to a full valuation allowance and, if recognized, will not affect the Company’s tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2020 or 2019.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on our financial results for the year ended December 31, 2020.

The Consolidated Appropriations Act, 2021 (the “Act”) was enacted in the United States on December 27, 2020.  The Act enhances and expands certain provisions of the CARES Act, which among other things, allows deductions for expenses paid with proceeds from the PPP Loan.

13. 401(k) Plan

The Company has a qualified retirement plan under section 401(k) of the Internal Revenue Code (“IRC”) under which participants may contribute up to 99% of their eligible compensation, subject to maximum deferral limits specified by the IRC. The Company may make a discretionary matching contribution to the 401(k) plan, and may make a discretionary employer contribution to each eligible employee each year. To date, the Company has made no contributions to the 401(k) plan.

14. Subsequent Events

Public Offering

On February 2, 2021, under the Shelf Registration Statement, we completed a bought deal offering of 10,000,000 shares of common stock at an offering price of $1.44 per share. As a result, we received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

CRG Debt Amendment

On January 22, 2021, the Company entered into Amendment No. 5 to the Loan with CRG (see Footnote 7 Borrowings). As of December 31, 2020, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates Amendment No. 5, are as follows (in thousands):

Year Ending December 31,
2021	$—
2022	—
2023	—
2024	9,045
2025	10,339
Total	19,384
Less: Amount of PIK additions and facility fee to be accreted subsequent to December 31, 2020	(8,322)
Less: Amount representing debt financing costs	(418)
Borrowings, as of December 31, 2020	$10,644

Incentive Payments

On March 9, 2021, the Company’s Compensation Committee (the “Committee”) of the Board of Directors determined to provide certain incentive payments (the “Retention Bonuses”) to certain full-time executive officers and vice presidents of the Company (the “Bonus Officers”), based on certain performance goals. The Retention Bonus consists of incentive payments in an amount equal to 100% of such Bonus Officer’s annual salary as of December 31, 2023, 50% of which will be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2023, and 50% to be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2024 (each, a “Retention Bonus Payment”). The Retention Bonus Payment may be increased by up to 100% if the Company’s stock price exceeds certain stated thresholds and is payable in cash and/or equity at the election of the Committee. In addition, the Retention Bonus Payment may be accelerated in the event of a Change in Control of the Company (as defined in the Company’s Amended and Restated 2015 Equity Incentive Plan).

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 11, 2021	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2021	/s/ Mark Weinswig
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

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer);	March 11, 2021
Jeffrey M. Soinski	Director

/s/ Mark Weinswig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021
Mark Weinswig

/s/ James B. McElwee	Director	March 11, 2021
James B. McElwee

/s/ James G. Cullen	Director	March 11, 2021
James G. Cullen

/s/ Tamara Elias	Director	March 11, 2021
Tamara Elias