Form 10-Q
period 2021-03-31
Avinger Inc
filed 2021-05-06
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 95,351,502.

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$30,448	$22,185
Accounts receivable, net of allowance for doubtful accounts of $6 at March 31, 2021 and $19 at December 31, 2020	1,531	1,484
Inventories	3,936	3,876
Prepaid expenses and other current assets	1,318	350
Total current assets	37,233	27,895

Right of use asset	3,848	4,063
Property and equipment, net	552	727
Other assets	476	510
Total assets	$42,109	$33,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$786	$694
Accrued compensation	1,568	1,703
Series A preferred stock dividends payable	1,044	—
Accrued expenses and other current liabilities	856	669
Leasehold liability, current portion	909	806
Borrowings, current portion	2,072	3,590
Total current liabilities	7,235	7,462

Borrowings, long-term portion	11,316	9,400
Leasehold liability, long-term portion	2,939	3,257
Other long-term liabilities	144	—
Total liabilities	21,634	20,119

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at March 31, 2021 and December 31, 2020
Shares issued and outstanding: 52,276 and 52,369 at March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $52,276 and $52,369 at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at March 31, 2021 and December 31, 2020
Shares issued and outstanding: 95,351,502 and 84,926,129 at March 31, 2021 and December 31, 2020, respectively	95	85
Additional paid-in capital	392,773	380,332
Accumulated deficit	(372,393)	(367,341)
Total stockholders’ equity	20,475	13,076
Total liabilities and stockholders’ equity	$42,109	$33,195

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$2,559	$2,261
Cost of revenues	1,665	1,760
Gross profit	894	501

Operating expenses:
Research and development	1,598	1,594
Selling, general and administrative	3,945	4,386
Total operating expenses	5,543	5,980
Loss from operations	(4,649)	(5,479)

Interest income	2	30
Interest expense	(398)	(398)
Other expense, net	(7)	(4)
Net loss and comprehensive loss	(5,052)	(5,851)
Accretion of preferred stock dividends	(1,044)	(967)
Net loss applicable to common stockholders	$(6,096)	$(6,818)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.47)
Weighted average common shares used to compute net loss per share, basic and diluted	91,435	14,616

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	48,503	$—	10,364,663	$10	$355,220	$(348,335)	$6,895
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	6,428,572	7	3,855	—	3,862
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	28,124	—	18	—	18
Employee stock-based compensation	—	—	—	—	451	—	451
Accretion of Series A preferred stock dividends	—	—	—	—	(967)	—	(967)
Net and comprehensive loss	—	—	—	—	—	(5,851)	(5,851)
Balance at March 31, 2020	48,503	$—	16,821,359	$17	$358,577	$(354,186)	$4,408

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	52,369	$—	84,926,129	$85	$380,332	$(367,341)	$13,076
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	10,000,000	10	13,067	—	13,077
Conversion of Series B preferred stock into common stock	(93)	—	372,000	—	—	—	—
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	53,373	—	—	—	—
Employee stock-based compensation	—	—	—	—	418	—	418
Accretion of Series A preferred stock dividends	—	—	—	—	(1,044)	—	(1,044)
Net and comprehensive loss	—	—	—	—	—	(5,052)	(5,052)
Balance at March 31, 2021	52,276	$—	95,351,502	$95	$392,773	$(372,393)	$20,475

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,052)	$(5,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	225
Amortization of debt issuance costs and debt discount	28	43
Stock-based compensation	418	451
Noncash interest expense and other charges	370	356
Change in right of use asset	34	43
Provision for excess and obsolete inventories	7	104
Other non-cash charges	2	(1)
Changes in operating assets and liabilities:
Accounts receivable	(49)	105
Inventories	(67)	(17)
Prepaid expenses and other current assets	(968)	(722)
Other assets	—	5
Accounts payable	84	722
Accrued compensation	(135)	(476)
Accrued expenses and other current liabilities	187	41
Other long-term liabilities	144	2
Net cash used in operating activities	(4,803)	(4,970)

Cash flows from investing activities
Purchase of property and equipment	(11)	—
Net cash used in investing activities	(11)	—

Cash flows from financing activities
Proceeds from the issuance of common stock under officers’ and directors’ purchase plan	—	27
Proceeds from the issuance of common stock in public offerings, net	13,077	3,862
Net cash provided by financing activities	13,077	3,889

Net change in cash and cash equivalents	8,263	(1,081)
Cash and cash equivalents, beginning of period	22,185	10,943
Cash and cash equivalents, end of period	$30,448	$9,862

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$1,044	$967
Transfers between inventory and property and equipment	$—	$(49)
Reclassification of right of use asset to prepaid rent	$(34)	$(43)

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

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2021, the Company had an accumulated deficit of $372.4 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $30.4 million at March 31, 2021 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through 2022. We received net proceeds of approximately $3.9 million from the sale of our common stock in our January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.0 million from the sale of our common stock in April and May 2020, $5.5 million from the sale of our common stock in June and July 2020, $11.3 million from the sale of our common stock in August and September 2020, and approximately $13.1 million from the sale of our common stock in February 2021. The Company does not have any immediate plans to raise additional funds through future equity or debt financings. However, the Company may decide to raise additional funds to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility in the Company’s stock price, any financing that we may undertake in the next twelve months could cause substantial dilution to our existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. During the second quarter of 2020 the Company took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on our business, which included reduction of discretionary costs, reduction of base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. Salaries and hours worked largely returned to prior levels by July 2020.

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

On February 2, 2021, under the Shelf Registration Statement, we completed a bought deal offering of 10,000,000 shares of common stock at an offering price of $1.44 per share. As a result, we received aggregate net proceeds of approximately $13.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year. The December 31, 2020 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 11, 2021. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2021 and December 31, 2020.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At March 31, 2021, there was no one customer that represented 10% or more of accounts receivable. At December 31, 2020, there was one customer that represented 14% of the Company’s accounts receivable. For the three months ended March 31, 2021 and 2020, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended March 31,
	2021	2020
Beginning balance	$193	$215
Warranty provision	20	61
Usage/Release	(2)	(55)
Ending balance	$211	$221

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of March 31, 2021 and 2020, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(6,096)	$(6,818)
Weighted average common stock outstanding, basic and diluted	91,435	14,616
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.47)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended March 31,
	2021	2020
Common stock warrants equivalents	2,753,999	2,753,999
Common stock options	6,771	7,267
Convertible preferred stock	52,328	48,503
Unvested restricted stock units	420,856	873,693
	3,233,954	3,683,462

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended March 31, 2021 and 2020, 94% and 98%, respectively, of the Company’s revenues were in the United States, based on the shipping location of the external customer.

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

As of March 31, 2021 and December 31, 2020, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2021 and December 31, 2020, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2021.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$1,153	$1,904
Work-in-process	914	180
Finished products	1,869	1,792
Total inventories	$3,936	$3,876

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
●

lower the Minimum Revenue Covenants to $8 million and $10 million for 2021 and 2022, respectively and establish revenue covenants of $12 million for 2023; $14.5 million for 2024, and $17 million for 2025;

●	change the date under the on-going stand-alone representation regarding no Material Adverse Change to December 31, 2020;
●

amend the on-going stand-alone representation and stand-alone event of default regarding “Material Adverse Change” such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change

Under the amended Loan Agreement, no cash payments for either principal or interest are due until the first quarter of 2024. The accrued interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2024, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.9 million with total principal payments of $7.5 million in 2024, and $7.5 million in 2025. The maturity date of the Loan is December 31, 3025.

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

As of March 31, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2021, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all aforementioned amendments, were as follows (in thousands):

Year Ending December 31,
2021 (remaining nine months of the year)	$—
2022	—
2023	—
2024	9,045
2025	10,339
19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to March 31, 2021	(7,956)
Less: Amount representing debt financing costs	(391)
Borrowings, as of March 31, 2021	$11,037

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2021 and December 31, 2020, the balance of the aggregate debt discount was approximately $391,000 and $418,000, respectively. The Company’s interest expense associated with the amortization of debt discount amounted to $38,000 and $43,000 during the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, the Company incurred interest expense of approximately $393,000 and $398,000, respectively.

As of March 31, 2021, all of the CRG borrowings were classified as non-current. Approximately $83,000 and $308,000 of aggregate debt discount was included in the current and non-current amounts, respectively.

Paycheck Protection Program

On April 23, 2020, we received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the PPP under the CARES Act.

The Loan, which was in the form of a promissory note, dated April 20, 2020 (the “Promissory Note”), between the Company and Silicon Valley Bank (“SVB”) as the lender, was set to mature on April 20, 2022 and bore interest at a fixed rate of 1% per annum, payable monthly commencing six months from the date of the Loan. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium.

As previously disclosed, the PPP was administered by the SBA. The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. The Company applied for debt forgiveness in December 2020.

On April 17, 2021, we were notified by SVB that the Company’s PPP Loan had been fully forgiven by the U.S. Small Business Administration (the “SBA”) and that there was no remaining balance on the PPP Loan. The Company expects to record the forgiveness as other income in April 2021.

For the quarter ended March 31, 2021, the Company incurred interest expense of approximately $6,000 related to the PPP Loan. As of March 31, 2021, approximately $2.2 million of borrowings was classified as current, with the remaining $0.2 million classified as non-current.

6. Leases

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments.

The lease will expire on November 30, 2024. We are obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of March 31, 2021 is 3.7 years.

The operating lease is included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

For the three months ended March 31, 2021, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $105,000. Rent expense for both the three months ended March 31, 2021 and 2020 was approximately $314,000. Operating right-of-use asset amortization for the three months ended March 31, 2021 and 2020 was approximately $249,000 and $236,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $257,000 as prepaid rent included in other assets on the condensed balance sheet as of March 31, 2021.

The following table presents the future operating lease payments and lease liability included on the balance sheet related to the Company’s operating lease as of March 31, 2021 (in thousands):

Year Ending December 31,
2021 (remaining nine months of the year)	$843
2022	1,162
2023	1,203
2024	1,138
Total	4,346
Less: Imputed interest	(498)
Leasehold liability as of March 31, 2021	$3,848

7. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.9 million as of March 31, 2021.

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

Legal Proceedings

We are not currently involved in any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, we may be involved in legal proceedings or investigations, which could harm our reputation, business and financial condition and divert the attention of our management from the operation of our business.

8. Stockholders’ Equity

Convertible Preferred Stock

As of March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 52,276 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019, December 2019 and December 2020, 2,945, 3,580 and 3,866 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2020. As of March 31, 2021, 52,191 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $1.0 million and $967,000 during the quarters ended March 31, 2021 and 2020, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2019, 1,523 of these shares converted into 380,750 shares of common stock. During the quarter ended March 31, 2021, 93 of these shares converted into 372,000 shares of common stock. As of March 31, 2021 and December 31, 2020, 85 shares and 178 shares of Series B preferred stock remained outstanding, respectively, which are currently convertible at $0.25 per share.

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

Common Stock

As of March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 95,351,502 shares were issued and outstanding.

Common Stock Warrants

As of March 31, 2021 and December 31, 2020, we had outstanding warrants to purchase common stock as follows:

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

As of March 31, 2021 and December 31, 2020, warrants to purchase an aggregate of 2,753,999 shares of common stock were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). As of March 31, 2021, 135,048 shares were available for grant under the 2015 Plan.

Stock option activity under the Plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	6,821	$1,241.59	5.81	$—
Granted	—	—
Exercised	—	—
Expired	(74)	2,821.62
Forfeited	—	—
Balance at March 31, 2021	6,747	$1,224.26	5.62	$—

Exercisable at March 31, 2021	6,747	$1,224.26	5.62	$—

Vested and expected to vest at March 31, 2021	6,747	$1,224.26	5.62	$—

There were no options granted or exercised during the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, stock-based compensation expense recognized associated with stock options vesting was approximately $4,000 and $33,000, respectively. As of March 31, 2021, there is no remaining unamortized stock-based compensation expense associated with unvested stock options. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three months ended March 31, 2021 and 2020.

The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2020	412,642	$3.84	0.98
Awarded	90,000	$1.61	—
Released	(53,373)	$2.44	—
Forfeited	—	$—	—
Awards outstanding at March 31, 2021	449,269	$3.56	0.86

As of March 31, 2021, there was approximately $0.8 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 0.9 years. The 449,269 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $0.7 million. The Company used the closing market price of $1.51 per share at March 31, 2021, to determine the aggregate fair value for the RSUs outstanding at that date. For the three months ended March 31, 2021 and 2020, the fair value of RSUs vested was approximately $87,000 and $38, respectively. For the three months ended March 31, 2021 and 2020, stock-based compensation expense recognized associated with RSUs vested was $0.4 million for each period.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 40,000 and 125,000 shares, respectively, to be made available under the ODPP. There was no common stock issued under the ODPP during the three months ended March 31, 2021. As of March 31, 2021, there were 92,170 shares reserved for issuance under the ODPP.

9. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three months ended March 31, 2021 and 2020, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$34	$34
Research and development expenses	111	132
Selling, general and administrative expenses	273	285
	$418	$451

10. Subsequent Events

As previously disclosed, on April 23, 2020, the Company received the PPP Loan proceeds of $2.3 million pursuant to the PPP under the CARES Act. The PPP was administered by the SBA. The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. The Company applied for debt forgiveness in December 2020.

On April 17, 2021, the Company was notified by SVB, the lender on the Company’s PPP Loan, that the Company’s PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 11, 2021 titled “Risk Factors.”

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2021. We generated revenues of $9.1 million in 2019 and $8.8 million in 2020. The decline in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures.

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

We have undertaken and continue to evaluate further action to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. During the second quarter of 2020 we reduced base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. Salaries and hours worked, have returned to prior levels. The COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company in the future.

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

We applied for and, on April 23, 2020, received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. On April 17, 2021, we were notified by Silicon Valley Bank (“SVB”), the lender on the Company’s PPP Loan, that the Company’s PPP Loan had been fully forgiven by the U.S. Small Business Administration (“SBA”) and that there was no remaining balance on the PPP Loan. (see Financing and Equity below for more details).

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

Financing

During the three months ended March 31, 2021, our net loss and comprehensive net loss was $5.1 million; during the years ended December 31, 2020 and 2019, it was $19.0 million and $19.5 million, respectively. We have not been profitable since inception, and as of March 31, 2021, our accumulated deficit was $372.4 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

We have entered into several amendments to the Term Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on January 22, 2021. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no default has occurred and is continuing; (3) permitted the Company to make its entire interest payments in PIK interest payments for through December 31, 2023 so long as no default has occurred and is continuing; (4) extended the maturity date to December 31, 2025; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021, $10 million for 2022; (8) added minimum revenue covenants for of $12 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone event of default regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights.

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated April 20, 2020, between the Company and SVB as the lender, matured on April 20, 2022 and bears interest at a fixed rate of 1% per annum. As previously disclosed, the PPP was administered by the SBA. The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. The Company applied for debt forgiveness in December 2020. On April 17, 2021, we were notified by SVB, that the Company’s PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, as well as related services. We expect our revenues to increase in 2021 due to the availability of our Tigereye launch in late 2020 and easing of restrictions on elective procedures due to the diminishing impact of COVID-19. No single customer accounted for more than 10% of our revenues during the three months ended March 31, 2021 or 2020.

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

Other Income, net

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions.

Results of Operations:

	Three Months Ended March 31,
	2021	2020

Revenues	$2,559	$2,261
Cost of revenues	1,665	1,760
Gross profit	894	501
Gross margin	35%	22%
Operating expenses:
Research and development	1,598	1,594
Selling, general and administrative	3,945	4,386
Total operating expenses	5,543	5,980
Loss from operations	(4,649)	(5,479)
Interest expense, net	(396)	(368)
Other expense, net	(7)	(4)
Net loss and comprehensive loss	$(5,052)	$(5,851)

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues.

For the three months ended March 31, 2021, revenue increased by $0.3 million or 13% compared to the three months ended March 31, 2020. The increased revenues reflect the impact of the commercial release of our Tigereye product in January 2021.

Cost of Revenues and Gross Margin.

For the three months ended March 31, 2021, cost of revenues decreased by $0.1 million or 5% compared to the three months ended March 31, 2020. This decrease was primarily attributable to the lower variable costs. Stock-based compensation expense within cost of revenues totaled $34,000 for both the three months ended March 31, 2021 and 2020.

Gross margin for the three months ended March 31, 2021 increased to 35%, compared to 22% in the three months ended March 31, 2020. The increase in gross margin was primarily due to the economies of scale relating to increased levels of production, lower excess and obsolete charges and favorable customer mix shift.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended March 31, 2021 remained flat compared to the three months ended March 31, 2020. Stock-based compensation expense within R&D totaled approximately $0.1 million for both the three months ended March 31, 2020 and 2019.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended March 31, 2021 decreased by $0.4 million or 10%, compared to the three months ended March 31, 2020 primarily due to a decrease in personnel-related expenses and professional and other ancillary expenses. Stock-based compensation expense within SG&A totaled approximately $0.3 million for both the three months ended March 31, 2021 and 2020.

Interest Expense, Net.

Interest expense, net for the three months ended March 31, 2021 increased by 8% or $28,000, compared to the three months ended March 31, 2020, primarily due to the higher CRG loan balance from interest being compounded and lower interest income as compared to the prior year period, due to the decline in the money market interest rates during the period.

Other Expense, Net.

Other expense, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other expense, net for the three months ended March 31, 2021 remained flat in comparison to the three months ended March 31, 2020 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, thus resulting in nominal changes between periods.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $30.4 million and an accumulated deficit of $372.4 million, compared to cash and cash equivalents of $22.2 million and an accumulated deficit of $367.3 million as of December 31, 2020. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $30.4 million at March 31, 2021 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow the Company to fund its current operations through 2022. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

On February 2, 2021, under the Shelf Registration Statement, we completed a bought deal offering of 10,000,000 shares of common stock at an offering price of $1.44 per share. As a result, we received aggregate net proceeds of approximately $13.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

CRG Loan

On March 2, 2020, the Company and CRG further amended the Loan Agreement to change the date upon which cash payments for interest will commence from the first quarter of 2020 to the third quarter of 2021. No cash payments for principal will be made until the final two years of the loan, which matures in June 2023. On May 12, 2020, the Company and CRG entered into another amendment to waive the Company’s requirement to comply with the minimum required revenue covenant for 2020 and granted to Company the ability to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price. The total CRG Loan amount, shown as borrowings on the balance sheet as of March 31, 2021, is $11.1 million. However, upon maturity of the debt in December 2025, the Company will be obligated to pay $19.4 million under the CRG Loan, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee which is being accreted to the maturity date. Refer to Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings” for additional details.

PPP Loan

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan, which was in the form of a promissory note, dated April 20, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing one month after the SBA delivers conclusions on the amount of the loan to be forgiven. The conclusion from the SBA will be delivered once an audit of our application for forgiveness along with ancillary materials provided has been completed. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act and the PPPFA, such as payroll costs, benefits mortgage interest, rent, and utilities. We submitted our application for forgiveness to the SBA in December 2020. On April 17, 2021, we were notified by SVB that the Company’s PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan.

We continue to evaluate and may still apply for additional programs under the CARES Act or other legislation passed into law from time to time, however, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,803)	$(4,970)
Investing activities	(11)	—
Financing activities	13,077	3,889
Net change in cash and cash equivalents	$8,263	$(1,081)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $4.8 million, consisting primarily of a net loss of $5.1 million and an increase in net operating assets of $0.8 million, offset by non-cash charges of $1.1 million. Non-cash charges largely related to stock-based compensation of $0.4 million, non-cash interest expense of $0.4 million, and depreciation and amortization of $0.2 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due; partially offset by the increase in accrued expenses and other current liabilities due to timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 consisted of purchases of property and equipment.

There were no investing activities during the three months ended March 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021 of $13.1 million relates to proceeds from the issuance of common stock in our January 2021 public offering, net of various issuance costs.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG, our PPP Loan and non-cancelable purchase commitments. The following table sets out, as of March 31, 2021, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,133	$2,387	$826	$—	$4,346
CRG Loan	—	2,348	17,035	—	19,383
Noncancelable purchase commitments	909	13	—	—	922
	$2,042	$4,748	$17,861	$—	$24,651

The total CRG Loan amount, shown as borrowings on the balance sheet as of March 31, 2021, is $11.0 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

On April 17, 2021, we were notified by SVB, that the Company’s PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. As previously disclosed, the PPP was administered by the SBA. The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities.

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

Credit Risk

As of March 31, 2021 and December 31, 2020, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. None of our customers represented more than 10% of our accounts receivable as of March 31, 2021. One customer represented 14% of our accounts receivable as of December 31, 2020.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1(1)	Amendment No. 5 to Term Loan Agreement, dated January 22, 2021, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Avinger, Inc.
(Registrant)

Date: May 6, 2021	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)