Form 10-Q
period 2021-06-30
Avinger Inc
filed 2021-08-10
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 95,353,002.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$26,700	$22,185
Accounts receivable, net of allowance for doubtful accounts of $6 at June 30, 2021 and $19 at December 31, 2020	1,788	1,484
Inventories	4,118	3,876
Prepaid expenses and other current assets	1,112	350
Total current assets	33,718	27,895

Right of use asset	3,630	4,063
Property and equipment, net	355	727
Other assets	486	510
Total assets	$38,189	$33,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,037	$694
Accrued compensation	1,667	1,703
Series A preferred stock dividends payable	2,088	—
Accrued expenses and other current liabilities	764	669
Leasehold liability, current portion	934	806
Borrowings, current portion	—	3,590
Total current liabilities	6,490	7,462

Borrowings, long-term portion	11,434	9,400
Leasehold liability, long-term portion	2,696	3,257
Other long-term liabilities	287	—
Total liabilities	20,907	20,119

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001;
Aggregate shares authorized: 5,000,000 at June 30, 2021 and December 31, 2020;
Aggregate shares issued and outstanding: 52,276 and 52,369 at June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $52,191 at both June 30, 2021 and December 31, 2020 (Note 8)	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at June 30, 2021 and December 31, 2020;
Shares issued and outstanding: 95,353,002 and 84,926,129 at June 30, 2021 and December 31, 2020, respectively	95	85
Additional paid-in capital	392,032	380,332
Accumulated deficit	(374,845)	(367,341)
Total stockholders’ equity	17,282	13,076
Total liabilities and stockholders’ equity	$38,189	$33,195

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$2,802	$1,466	$5,361	$3,727
Cost of revenues	1,784	1,107	3,449	2,867
Gross profit	1,018	359	1,912	860

Operating expenses:
Research and development	1,507	1,297	3,105	2,891
Selling, general and administrative	3,918	2,654	7,863	7,040
Total operating expenses	5,425	3,951	10,968	9,931
Loss from operations	(4,407)	(3,592)	(9,056)	(9,071)

Interest income	1	2	3	32
Interest expense	(400)	(414)	(798)	(812)
Other income, net	2,354	4	2,347	—
Net loss and comprehensive loss	(2,452)	(4,000)	(7,504)	(9,851)
Accretion of preferred stock dividends	(1,044)	(967)	(2,088)	(1,934)
Net loss applicable to common stockholders	$(3,496)	$(4,967)	$(9,592)	$(11,785)

Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.18)	$(0.10)	$(0.56)
Weighted average common shares used to compute net loss per share, basic and diluted	95,352	27,310	93,404	20,963

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	48,503	$—	16,821,359	$17	$358,577	$(354,186)	$4,408
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	34,490,000	34	7,740	—	7,774
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	27,665	—	9	—	9
Employee stock-based compensation	—	—	—	—	325	—	325
Accretion of Series A preferred stock dividends	—	—	—	—	(967)	—	(967)
Net and comprehensive loss	—	—	—	—	—	(4,000)	(4,000)
Balance at June 30, 2020	48,503	$—	51,339,024	$51	$365,684	$(358,186)	$7,549

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	52,276	$—	95,351,502	$95	$392,773	$(372,393)	$20,475
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	1,500	—	—	—	—
Employee stock-based compensation	—	—	—	—	303	—	303
Accretion of Series A preferred stock dividends	—	—	—	—	(1,044)	—	(1,044)
Net and comprehensive loss	—	—	—	—	—	(2,452)	(2,452)
Balance at June 30, 2021	52,276	$—	95,353,002	$95	$392,032	$(374,845)	$17,282

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	48,503	$—	10,364,663	$10	$355,220	$(348,335)	$6,895
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	40,918,572	41	11,595	—	11,636
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	55,789	—	27	—	27
Employee stock-based compensation	—	—	—	—	776	—	776
Accretion of Series A preferred stock dividends	—	—	—	—	(1,934)	—	(1,934)
Net and comprehensive loss	—	—	—	—	—	(9,851)	(9,851)
Balance at June 30, 2020	48,503	$—	51,339,024	$51	$365,684	$(358,186)	$7,549

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	52,369	$—	84,926,129	$85	$380,332	$(367,341)	$13,076
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	10,000,000	10	13,067	—	13,077
Conversion of Series B preferred stock into common stock	(93)	—	372,000	—	—	—	—
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	54,873	—	—	—	—
Employee stock-based compensation	—	—	—	—	721	—	721
Accretion of Series A preferred stock dividends	—	—	—	—	(2,088)	—	(2,088)
Net and comprehensive loss	—	—	—	—	—	(7,504)	(7,504)
Balance at June 30, 2021	52,276	$—	95,353,002	$95	$392,032	$(374,845)	$17,282

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,504)	$(9,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367	453
Amortization of debt issuance costs and debt discount	44	84
Stock-based compensation	721	776
Noncash interest expense and other charges	753	728
Change in right of use asset	68	86
Provision for excess and obsolete inventories	22	253
Other non-cash charges	10	(29)
Gain on extinguishment of debt	(2,353)	—
Changes in operating assets and liabilities:
Accounts receivable	(314)	382
Inventories	(241)	(465)
Prepaid expenses and other current assets	(762)	(532)
Other assets	(44)	4
Accounts payable	343	261
Accrued compensation	(36)	(631)
Accrued expenses and other current liabilities	95	76
Other long-term liabilities	287	10
Net cash used in operating activities	(8,544)	(8,395)

Cash flows from investing activities
Purchase of property and equipment	(18)	—
Net cash used in investing activities	(18)	—

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	—	2,330
Proceeds from the issuance of common stock in public offerings, net	13,077	11,636
Proceeds from the issuance of common stock under officers’ and directors’ purchase plan	—	36
Net cash provided by financing activities	13,077	14,002

Net change in cash and cash equivalents	4,515	5,607
Cash and cash equivalents, beginning of period	22,185	10,943
Cash and cash equivalents, end of period	$26,700	$16,550

Supplemental disclosure of cash flow information

Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$2,088	$1,934
Reclassification of right of use asset to prepaid rent	$(68)	$(86)
Transfers between inventory and property and equipment	$(23)	$(32)

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography ( “OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, our Lightbox console, as well as a variety of disposable catheter products. The Company’s current catheter products include its non-imaging catheters, Wildcat and Kittycat2, as well as its Lumivascular platform products, Ocelot, Ocelot PIXL, Ocelot MVRX and Tigereye, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company also has image-guided atherectomy solutions under its suite of Lumivascular products, Pantheris and Pantheris SV, which are designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company is located in Redwood City, California.

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had an accumulated deficit of $374.8 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $26.7 million at June 30, 2021 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through 2022. The Company received net proceeds of approximately $3.9 million from the sale of its common stock in its January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.0 million from the sale of its common stock in April and May 2020, $5.5 million from the sale of its common stock in June and July 2020, $11.3 million from the sale of its common stock in August and September 2020, and approximately $13.1 million from the sale of its common stock in February 2021. The Company does not have any immediate plans to raise additional funds through future equity or debt financings. However, the Company may decide to raise additional funds to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that it may undertake in the next twelve months could cause substantial dilution to its existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. During the second quarter of 2020 the Company took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on its business, which included reduction of discretionary costs, reduction of base salaries for all of its non-manufacturing employees by 20% and reduction of hours worked by its manufacturing workers by 20%. Salaries and hours worked largely returned to prior levels by July 2020.

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

Public Offerings

On January 31, 2020, the Company completed a public offering of 6,428,572 shares of common stock at an offering price of $0.70 per share. As a result, the Company received net proceeds of approximately $3.9 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.70 per share.

On April 30, 2020, the Company completed a public offering of 12,600,000 shares of common stock at an offering price of $0.25 per share. On May 6, 2020 the Company issued an additional 1,890,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, the Company received aggregate net proceeds of approximately $3.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $0.25 per share.

On June 26, 2020, the Company completed a public offering of 20,000,000 shares of common stock at an offering price of $0.27 per share. On July 9, 2020 the Company issued an additional 3,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering resulting in $0.7 million of additional net proceeds. As a result, the Company received aggregate net proceeds of approximately $5.5 million including the overallotment option and after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 6, 2020, under the Shelf Registration Statement, the Company completed a public offering of 15,789,474 shares of common stock at an offering price of $0.38 per share. On August 11, 2020 the Company issued an additional 2,368,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, the Company received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 25, 2020, under the Shelf Registration Statement, the Company completed a public offering of 11,063,830 shares of common stock at an offering price of $0.47 per share. On September 1, 2020 the Company issued an additional 1,000,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, the Company received aggregate net proceeds of approximately $5.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On February 2, 2021, under the Shelf Registration Statement, the Company completed a bought deal offering of 10,000,000 shares of common stock at an offering price of $1.44 per share. As a result, the Company received aggregate net proceeds of approximately $13.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year. The December 31, 2020 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 11, 2021. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2021 and December 31, 2020.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At June 30, 2021 and December 31, 2020, there was one customer that represented 16% and 14% of the Company’s accounts receivable, respectively. For the three and six months ended June 30, 2021 and 2020, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$211	$221	$193	$215
Warranty provision	21	50	41	111
Usage/Release	(1)	(50)	(3)	(105)
Ending balance	$231	$221	$231	$221

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of June 30, 2021 and 2020, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss applicable to common stockholders	$(3,496)	$(4,967)	$(9,592)	$(11,785)
Weighted average common stock outstanding, basic and diluted	95,352	27,310	93,404	20,963
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.18)	$(0.10)	$(0.56)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock warrants equivalents	2,753,999	2,753,999	2,753,999	2,753,999
Common stock options	6,739	7,133	6,755	7,200
Convertible preferred stock	52,276	48,503	52,302	48,503
Unvested restricted stock units	422,758	839,804	421,812	856,749
	3,235,772	3,649,439	3,234,868	3,666,451

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended June 30, 2021 and 2020, 94% and 93%, respectively, of the Company’s revenues were in the United States. For the six months ended June 30, 2021 and 2020, 94% and 96%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

Recent Accounting Pronouncements

Recently adopted accounting standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard was adopted by the Company on January 1, 2021. This new standard did not have a material impact on the Company’s financial statements.

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

As of June 30, 2021 and December 31, 2020, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2021 and December 31, 2020, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the three months ended June 30, 2021.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,974	$1,904
Work-in-process	423	180
Finished products	1,721	1,792
Total inventories	$4,118	$3,876

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

As of June 30, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2021, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all aforementioned amendments, were as follows (in thousands):

Year Ending December 31,
2021 (remaining six months of the year)	$—
2022	—
2023	—
2024	9,045
2025	10,339
19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to June 30, 2021	(7,576)
Less: Amount representing debt issuance costs	(374)
Borrowings, as of June 30, 2021	$11,434

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2021 and December 31, 2020, the balance of the aggregate debt discount was approximately $374,000 and $418,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $16,000 and $42,000 during the three months ended June 30, 2021 and 2020, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $44,000 and $84,000 during the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, the Company incurred interest expense of approximately $397,000 and $410,000, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred interest expense of approximately $790,000 and $808,000, respectively.

As of June 30, 2021, all of the CRG borrowings and associated aggregate debt discount were classified as non-current.

Paycheck Protection Program

On April 23, 2020, the Company received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the PPP under the CARES Act.

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

On April 17, 2021, the Company was notified by SVB that its PPP Loan had been fully forgiven by the U.S. Small Business Administration (the “SBA”) and that there was no remaining balance on the PPP Loan. The Company recorded the forgiveness as other income in April 2021 in the amount of $2.4 million, of which approximately $23,000 was accrued interest.

For the three and six months ended June 30, 2021, the Company incurred interest expense of approximately $1,000 and $7,000 related to the PPP Loan. For the three and six months ended June 30, 2020, the Company incurred interest expense of approximately $4,000 related to the PPP Loan.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of June 30, 2021 is 3.4 years.

The operating lease is included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

For the three months ended June 30, 2021, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $105,000. Rent expense for both the three months ended June 30, 2021 and 2020 was approximately $314,000. Rent expense for both the six months ended June 30, 2021 and 2020 was approximately $628,000. Operating right-of-use asset amortization for the three months ended June 30, 2021 and 2020 was approximately $253,000 and $239,000, respectively. Operating right-of-use asset amortization for the six months ended June 30, 2021 and 2020 was approximately $502,000 and $475,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $223,000 as prepaid rent included in other assets on the condensed balance sheet as of June 30, 2021.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of June 30, 2021 (in thousands):

Year Ending December 31,
2021 (remaining six months of the year)	$563
2022	1,162
2023	1,203
2024	1,138
4,066
Less: Imputed interest	(436)
Leasehold liability as of June 30, 2021	$3,630

7. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.3 million as of June 30, 2021.

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

Legal Proceedings

The Company is not currently involved in any pending legal proceedings that it believes could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, the Company may be involved in legal proceedings or investigations, which could harm our reputation, business and financial condition and divert the attention of our management from the operation of our business.

8. Stockholders’ Equity

Convertible Preferred Stock

As of June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 52,276 shares were issued and outstanding.

Series A Convertible Preferred Stock

On February 14, 2018, the Company entered into a Series A Purchase Agreement with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus $3.8 million in back-end fees, accrued interest, debt discount and prepayment premium applicable thereto), totaling $41.8 million, into a newly authorized Series A convertible preferred stock (the “Series A preferred stock”). The Series A preferred stock was initially convertible into 2,090,000 shares of common stock subject to certain limitations contained in the Series A Purchase Agreement. Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019, December 2019 and December 2020, 2,945, 3,580 and 3,866 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2020. As of June 30, 2021, 52,191 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $1.0 million and $967,000 during the quarters ended June 30, 2021 and 2020, respectively and approximately $2.1 million and $1.9 million during the six months ended June 30, 2021 and 2020, respectively.

Series B Convertible Preferred Stock

On February 16, 2018, the Company completed a public offering of 17,979 shares of Series B convertible preferred stock (the “Series B preferred stock”). As a result, the Company received net proceeds of approximately $15.5 million after underwriting discounts, commissions, legal and accounting fees. The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the quarter ended March 31, 2021, 93 of these shares converted into 372,000 shares of common stock. As of June 30, 2021 and December 31, 2020, 85 shares and 178 shares of Series B preferred stock remained outstanding, respectively, which are currently convertible at $0.25 per share.

Common Stock

As of June 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 95,353,002 shares were issued and outstanding.

Common Stock Warrants

As of June 30, 2021, the Company had outstanding warrants to purchase common stock as follows:

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

As of June 30, 2021 and December 31, 2020, warrants to purchase an aggregate of 2,753,999 shares of common stock were outstanding. The 1,083,091 Series B financing warrants to purchase common stock expired in July 2021.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). As of June 30, 2021, 162,496 shares were available for grant under the 2015 Plan.

Stock option activity under the Plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	6,821	$1,241.59	5.81	$—
Granted	—	—
Exercised	—	—
Expired	(134)	2,546.69
Forfeited	—	—
Balance at June 30, 2021	6,687	$1,215.43	5.40	$—

Exercisable at June 30, 2021	6,687	$1,215.43	5.40	$—

Vested and expected to vest at June 30, 2021	6,687	$1,215.43	5.40	$—

There were no options granted or exercised during the six months ended June 30, 2021 or 2020. For the three months ended June 30, 2021 and 2020, stock-based compensation expense recognized associated with stock options vesting was approximately $0 and $10,000, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expense recognized associated with stock options vesting was approximately $4,000 and $42,000, respectively. As of  June 30, 2021, there is no remaining unamortized stock-based compensation expense associated with unvested stock options. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and six months ended June 30, 2021 and 2020.

The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2020	412,642	$3.84	0.98
Awarded	90,000	$1.61
Released	(54,873)	$2.51
Forfeited	(27,432)	$2.48
Awards outstanding at June 30, 2021	420,337	$3.63	0.78

As of  June 30, 2021, there was approximately $0.5 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 0.8 years. The 420,337 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $0.5 million. The Company used the closing market price of $1.23 per share at June 30, 2021, to determine the aggregate fair value for the RSUs outstanding at that date. For the six months ended June 30, 2021 and 2020, the fair value of RSUs vested was approximately $88,000 and $1,200, respectively. Stock-based compensation expense recognized associated with RSUs vested for both the three months ended June 30, 2021 and 2020, was $0.3 million. Stock-based compensation expense recognized associated with RSUs vested for both the six months ended June 30, 2021 and 2020 was $0.7 million.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. The Board of Directors authorized 20,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 40,000 and 125,000 shares, respectively, to be made available under the ODPP. There was no common stock issued under the ODPP during the six months ended June 30, 2021. As of June 30, 2021, there were 92,170 shares reserved for issuance under the ODPP.

9. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$34	$27	$68	$61
Research and development expenses	84	106	195	238
Selling, general and administrative expenses	185	192	458	477
	$303	$325	$721	$776

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular imaging similar to our Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability within the lumen. Tigereye also features a new distal tip configuration with faster rotational speeds designed to penetrate challenging lesions. The Tigereye catheter has a working length of 140 cm and 5 French sheath compatibility for treatment of lesions in the peripheral vessels both above and below the knee. The product became available in October 2020 for first cases in the U.S on a limited basis and launched commercially in January 2021.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and is expected to continue through 2021. Patient outcomes will be evaluated at thirty days, six months and one year following treatment. In July 2021, we submitted a 510(k) application with the FDA seeking a specific indication for treating in-stent restenosis with Pantheris using the data collected and analyzed from INSIGHT.

We have continued development efforts on the next-generation of the Lightbox imaging console, the Lightbox 3, which is being designed to provide enhanced real-time video imaging capabilities in a much smaller form factor and at a lower cost. We filed a 510(k) submission for the Lightbox 3 in August 2021.

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

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, we experienced a significant decline in sales in the second quarter of 2020, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. Starting in the third quarter of 2020, we experienced a rebound of sales as practitioners began to once again perform elective procedures. At present, a majority of jurisdictions have lifted substantially all restrictions on performing elective procedures. Some jurisdictions have experienced and continue to experience a resurgence in cases of COVID-19 and variants of the disease, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, these jurisdictions may also prolong restrictions on elective procedures. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict. While sales during 2021 increased in comparison to 2020 thus far, we believe COVID-19 has had and continues to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products. Consequently, it is unclear whether any reduction in sales from levels experienced prior to COVID-19 is temporary and whether such sales may be recoverable in the future. In addition to the effects on sales, we have also experienced delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

We have undertaken actions to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. During the second quarter of 2020, we reduced base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. Salaries and hours worked have returned to prior levels starting in the third quarter of 2020. The COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to us in the future.

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

We applied for and, on April 23, 2020, received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. On April 17, 2021, we were notified by Silicon Valley Bank (“SVB”), the lender on our PPP Loan, that our PPP Loan had been fully forgiven by the U.S. Small Business Administration (“SBA”) and that there was no remaining balance on the PPP Loan. (see Financing and Equity below for more details).

Financing

During the three and six months ended June 30, 2021 our net loss and comprehensive net loss was $2.5 million and $7.5 million, respectively; during the years ended December 31, 2020 and 2019, it was $19.0 million and $19.5 million, respectively. We have not been profitable since inception, and as of June 30, 2021, accumulated deficit was $374.8 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On February 14, 2018, we entered into a Series A preferred stock Purchase Agreement (the “Series A Purchase Agreement”) with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus the back-end fee and prepayment premium applicable thereto) under the Loan Agreement into a newly authorized Series A preferred stock. As discussed in the section of this report titled “Dividend Policy,” the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at our option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of our equity in terms of repayment and certain other rights.

We have entered into several amendments to the Term Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on January 22, 2021. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no default has occurred and is continuing; (3) permitted us to make our entire interest payments in PIK interest payments for through December 31, 2023 so long as no default has occurred and is continuing; (4) extended the maturity date to December 31, 2025; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021, $10 million for 2022; (8) added minimum revenue covenants for of $12 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone event of default regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights.

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The Loan, which was in the form of a promissory note, dated April 20, 2020, between us and SVB as the lender, matured on April 20, 2022 and bears interest at a fixed rate of 1% per annum. As previously disclosed, the PPP was administered by the SBA. The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. We applied for debt forgiveness in December 2020. On April 17, 2021, we were notified by SVB, that our PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2021 due to the availability of our Tigereye launch in late 2020 and easing of restrictions on elective procedures due to the diminishing impact of COVID-19. No single customer accounted for more than 10% of our revenues during the three and six months ended June 30, 2021 and 2020.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs and general corporate expenses. We expect SG&A expenses to increase as we expand our commercial efforts.

Interest Expense, net

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenues	$2,802	$1,466	$5,361	$3,727
Cost of revenues	1,784	1,107	3,449	2,867
Gross profit	1,018	359	1,912	860
Gross margin	36%	24%	36%	23%
Operating expenses:
Research and development	1,507	1,297	3,105	2,891
Selling, general and administrative	3,918	2,654	7,863	7,040
Total operating expenses	5,425	3,951	10,968	9,931
Loss from operations	(4,407)	(3,592)	(9,056)	(9,071)
Interest expense, net	(399)	(412)	(795)	(780)
Other income, net	2,354	4	2,347	—
Net loss and comprehensive loss	$(2,452)	$(4,000)	$(7,504)	$(9,851)

Comparison of Three Months Ended June 30, 2021 and 2020

Revenues.

For the three months ended June 30, 2021, revenue increased by approximately $1.3 million or 91% compared to the three months ended June 30, 2020. The increased revenues reflect the impact of the commercial release of our Tigereye product in January 2021 and the rebounding of sales from COVID-19 as practitioners have once again started to perform elective surgical procedures.

Cost of Revenues and Gross Margin.

For the three months ended June 30, 2021, cost of revenues increased by $0.7 million or 61% compared to the three months ended June 30, 2020. This increase was primarily attributable to the increase in revenues. Stock-based compensation expense within cost of revenues totaled $34,000 and $27,000 for the three months ended June 30, 2021 and 2020, respectively.

Gross margin for the three months ended June 30, 2021 increased to 36%, compared to 24% in the three months ended June 30, 2020. The increase in gross margin was primarily due to the rebound of revenues from the significant decline experienced during the three months ended June 30, 2020 due to COVID-19, the economies of scale relating to increased levels of production, lower excess and obsolete charges and favorable customer mix shift.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended June 30, 2021 increased by $0.2 million or 16%, compared to the three months ended June 30, 2020 primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and higher project spending for next generation products. Stock-based compensation expense within R&D totaled approximately $0.1 million for each of the three months ended June 30, 2021 and 2020.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended June 30, 2021 increased by approximately $1.3 million or 48%, compared to the three months ended June 30, 2020, primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and increased variable compensation resulting from the rebounding of sales as practitioners have once again started to perform elective procedures. Stock-based compensation expense within SG&A totaled approximately $0.2 million for each of the three months ended June 30, 2021 and 2020.

Interest Expense, Net.

Interest expense, net for the three months ended June 30, 2021 decreased by less than $0.1 million or 3%, compared to the three months ended June 30, 2020, primarily due to the amendment of the CRG loan partially offset by lower interest income as compared to the prior year period, due to the decline in the money market interest rates during the period.

Other Income, Net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other income, net for the three months ended June 30, 2021 increased $2.4 million in comparison to the three months ended June 30, 2020 as the PPP loan was fully forgiven resulting in a gain on extinguishment of that debt. Both periods consisted of remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, usually resulting in nominal changes between periods.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenues.

For the six months ended June 30, 2021, revenue increased by $1.6 million or 44% compared to the six months ended June 30, 2020. The increased revenues reflect the impact of the commercial release of our Tigereye product in January 2021 and the rebounding of sales from COVID-19 as practitioners have once again started to perform elective surgical procedures.

Cost of Revenues and Gross Margin.

For the six months ended June 30, 2021, cost of revenues increased by $0.6 million or 20% compared to the six months ended June 30, 2020. This increase was primarily attributable to the increase in revenues. Stock-based compensation expense within cost of revenues totaled $0.1 million for each of the six months ended June 30, 2021 and 2020.

Gross margin for the six months ended June 30, 2021 increased to 36%, compared to 23% in the six months ended June 30, 2020. The increase in gross margin was primarily due to the rebound of revenues from the significant decline experienced during the three months ended June 30, 2020 due to COVID-19, the economies of scale relating to increased levels of production, lower excess and obsolete charges and favorable customer mix shift.

Research and Development Expenses (“R&D”).

R&D expense for the six months ended June 30, 2021 increased by $0.2 million or 7%, compared to the six months ended June 30, 2020 primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and higher project spending for next generation products. Stock-based compensation expense within R&D totaled approximately $0.2 million for each of the six months ended June 30, 2021 and 2020.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the six months ended June 30, 2021 increased by $0.8 million or 12%, compared to the six months ended June 30, 2020, primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and increased variable compensation resulting from the rebounding of sales as practitioners have once again started to perform elective surgical procedures. Stock-based compensation expense within SG&A totaled approximately $0.5 million for each of the six months ended June 30, 2021 and 2020, respectively.

Interest Expense, Net.

Interest expense, net for the six months ended June 30, 2021 increased by less than $0.1 million or 2%, compared to the six months ended June 30, 2020 primarily due to the amendment of the CRG loan partially offset by lower interest income as compared to the prior year period, due to the decline in the money market interest rates during the period.

Other Income, Net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other income, net for the six months ended June 30, 2021 increased $2.3 million in comparison to the six months ended June 30, 2020 as the PPP loan was fully forgiven resulting in a gain on extinguishment of that debt. Both periods consisted of remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, usually resulting in nominal changes between periods.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $26.7 million and an accumulated deficit of $374.8 million, compared to cash and cash equivalents of $22.2 million and an accumulated deficit of $367.3 million as of December 31, 2020. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $26.7 million at June 30, 2021 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through 2022.

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

In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to us. While we have taken certain actions to manage our available cash and other resources to mitigate the effects of COVID-19 on our business, there can be no assurance that such strategies will be successful in mitigating the negative impacts of the COVID-19 pandemic on our liquidity and capital resources.

Equity Financings

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

CRG Loan

On March 2, 2020, we and CRG further amended the Loan Agreement to change the date upon which cash payments for interest will commence from the first quarter of 2020 to the third quarter of 2021. No cash payments for principal will be made until the final two years of the loan, which matures in June 2023. On May 12, 2020, we and CRG entered into another amendment to waive the requirement that we comply with the minimum required revenue covenant for 2020 and granted us the ability to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price. The total CRG Loan amount, shown as long-term borrowings on the balance sheet as of June 30, 2021, is $11.4 million. However, upon maturity of the debt in December 2025, we will be obligated to pay $19.4 million under the CRG Loan, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee which is being accreted to the maturity date. Refer to Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings” for additional details.

PPP Loan

On April 23, 2020, we received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program under the CARES Act. The PPP Loan, which was in the form of a promissory note, dated April 20, 2020, between us and Silicon Valley Bank as the lender, matures on April 20, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing one month after the SBA delivers conclusions on the amount of the loan to be forgiven. The conclusion from the SBA will be delivered once an audit of our application for forgiveness along with ancillary materials provided has been completed. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act and the PPPFA, such as payroll costs, benefits mortgage interest, rent, and utilities. We submitted our application for forgiveness to the SBA in December 2020. On April 17, 2021, we were notified by SVB that our PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan.

We continue to evaluate and may still apply for additional programs under the CARES Act or other legislation passed into law from time to time, however, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,544)	$(8,395)
Investing activities	(18)	—
Financing activities	13,077	14,002
Net change in cash and cash equivalents	$4,515	$5,607

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $8.5 million, consisting primarily of a net loss of $7.5 million and an increase in net operating assets of approximately $0.7 million, and net non-cash gains of $0.4 million. We recognized a non-cash gain on extinguishment of debt due to the forgiveness of the PPP Loan of $2.4 million. This gain was partially offset by non-cash charges related to stock-based compensation of $0.7 million, non-cash interest expense of $0.8 million, and depreciation of $0.4 million. The increase in net operating assets was primarily due to the increase in prepaid expenses, inventory, and accounts receivable; partially offset by an increase in accounts payable and other long-term liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 consisted of purchases of property and equipment.

There were no investing activities during the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021 of $13.1 million relates to proceeds from the issuance of common stock in our February 2021 public offering, net of various issuance costs.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG, and non-cancelable purchase commitments. The following table sets out our contractual obligations as of June 30, 2021 due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations	$1,143	$2,407	$516	$—	$4,066
CRG Loan	—	4,637	14,747	—	19,384
Noncancelable purchase commitments	1,294	4	—	—	1,298
	$2,437	$7,048	$15,263	$—	$24,748

The total CRG Loan amount, shown as borrowings on the balance sheet as of June 30, 2021, is $11.4 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

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

Credit Risk

As of June 30, 2021 and December 31, 2020, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At June 30, 2021 and December 31, 2020, there was one customer that represented 16% and 14% of the Company’s accounts receivable, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of filing this Quarterly Report on Form 10-Q, the minimum bid price of our common stock had been less than $1 for twelve consecutive business days. While we have not received any notice from Nasdaq regarding the Company’s compliance with Nasdaq Listing Rule 5550(a)(2), if our common stock continues to trade below the $1 minimum bid price, our common stock may be subject to delisting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Avinger, Inc.
(Registrant)

Date: August 10, 2021	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)