Form 10-Q
period 2021-09-30
Avinger Inc
filed 2021-11-12
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 95,563,955.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our current clinical studies and any additional clinical studies we initiate;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by the FDA for enhanced versions of Pantheris, Ocelot and Lightbox;

●	the expected timing of 510(k) submission to the FDA, and associated marketing clearances by the FDA, for additional versions of Pantheris, Ocelot and Lightbox;

●	the expected growth in our business and our organization;

●	our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris to qualify for reimbursement codes used by other atherectomy products;

●	our ability to regain and remain in compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,078	$22,185
Accounts receivable, net of allowance for doubtful accounts of $6 at September 30, 2021 and $19 at December 31, 2020	1,400	1,484
Inventories	4,519	3,876
Prepaid expenses and other current assets	668	350
Total current assets	29,665	27,895

Right of use asset	3,408	4,063
Property and equipment, net	213	727
Other assets	452	510
Total assets	$33,738	$33,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,178	$694
Accrued compensation	1,379	1,703
Series A preferred stock dividends payable	3,132	—
Accrued expenses and other current liabilities	791	669
Leasehold liability, current portion	959	806
Borrowings, current portion	—	3,590
Total current liabilities	7,439	7,462

Borrowings, long-term portion	11,853	9,400
Leasehold liability, long-term portion	2,449	3,257
Other long-term liabilities	431	—
Total liabilities	22,172	20,119

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001; Aggregate shares authorized: 5,000,000 at September 30, 2021 and December 31, 2020; Aggregate shares issued and outstanding: 52,276 and 52,369 at September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $52,191 at both September 30, 2021 and December 31, 2020 (Note 8)	—	—
Common stock, par value of $0.001; Shares authorized: 100,000,000 at September 30, 2021 and December 31, 2020; Shares issued and outstanding: 95,562,955 and 84,926,129 at September 30, 2021 and December 31, 2020, respectively	96	85
Additional paid-in capital	391,227	380,332
Accumulated deficit	(379,757)	(367,341)
Total stockholders’ equity	11,566	13,076
Total liabilities and stockholders’ equity	$33,738	$33,195

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$2,366	$2,302	$7,727	$6,029
Cost of revenues	1,566	1,525	5,015	4,392
Gross profit	800	777	2,712	1,637

Operating expenses:
Research and development	1,397	1,417	4,502	4,308
Selling, general and administrative	3,892	3,461	11,755	10,501
Total operating expenses	5,289	4,878	16,257	14,809
Loss from operations	(4,489)	(4,101)	(13,545)	(13,172)

Interest income	—	1	3	33
Interest expense	(419)	(433)	(1,217)	(1,245)
Other (expenses) income, net	(4)	8	2,343	8
Net loss and comprehensive loss	(4,912)	(4,525)	(12,416)	(14,376)
Accretion of preferred stock dividends	(1,044)	(967)	(3,132)	(2,901)
Net loss applicable to common stockholders	$(5,956)	$(5,492)	$(15,548)	$(17,277)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.08)	$(0.17)	$(0.46)
Weighted average common shares used to compute net loss per share, basic and diluted	95,382	69,459	94,071	37,246

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	48,503	$—	51,339,024	$51	$365,684	$(358,186)	$7,549
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	33,221,725	33	11,979	—	12,012
Vesting of restricted stock units	—	—	360,330	1	—	—	1
Employee stock-based compensation	—	—	—	—	384	—	384
Accretion of Series A preferred stock dividends	—	—	—	—	(967)	—	(967)
Net and comprehensive loss	—	—	—	—	—	(4,525)	(4,525)
Balance at September 30, 2020	48,503	$—	84,921,079	$85	$377,080	$(362,711)	$14,454

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	52,276	$—	95,353,002	$95	$392,032	$(374,845)	$17,282
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	209,953	1	—	—	1
Employee stock-based compensation	—	—	—	—	239	—	239
Accretion of Series A preferred stock dividends	—	—	—	—	(1,044)	—	(1,044)
Net and comprehensive loss	—	—	—	—	—	(4,912)	(4,912)
Balance at September 30, 2021	52,276	$—	95,562,955	$96	$391,227	$(379,757)	$11,566

See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	48,503	$—	10,364,663	$10	$355,220	$(348,335)	$6,895
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	74,140,297	74	23,574	—	23,648
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	416,119	1	27	—	28
Employee stock-based compensation	—	—	—	—	1,160	—	1,160
Accretion of Series A preferred stock dividends	—	—	—	—	(2,901)	—	(2,901)
Net and comprehensive loss	—	—	—	—	—	(14,376)	(14,376)
Balance at September 30, 2020	48,503	$—	84,921,079	$85	$377,080	$(362,711)	$14,454

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	52,369	$—	84,926,129	$85	$380,332	$(367,341)	$13,076
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	10,000,000	10	13,067	—	13,077
Conversion of Series B preferred stock into common stock	(93)	—	372,000	—	—	—	—
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	264,826	1	—	—	1
Employee stock-based compensation	—	—	—	—	960	—	960
Accretion of Series A preferred stock dividends	—	—	—	—	(3,132)	—	(3,132)
Net and comprehensive loss	—	—	—	—	—	(12,416)	(12,416)
Balance at September 30, 2021	52,276	$—	95,562,955	$96	$391,227	$(379,757)	$11,566

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,416)	$(14,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525	676
Amortization of debt issuance costs and debt discount	65	126
Stock-based compensation	960	1,160
Noncash interest expense and other charges	1,151	1,119
Change in right of use asset	102	129
Provision for excess and obsolete inventories	97	390
Other non-cash charges	3	(52)
Gain on extinguishment of debt	(2,353)	—
Changes in operating assets and liabilities:
Accounts receivable	82	142
Inventories	(733)	(464)
Prepaid expenses and other current assets	(318)	(197)
Other assets	(44)	5
Accounts payable	484	(31)
Accrued compensation	(324)	(327)
Accrued expenses and other current liabilities	122	29
Other long-term liabilities	431	—
Net cash used in operating activities	(12,166)	(11,671)

Cash flows from investing activities
Purchase of property and equipment	(18)	—
Proceeds from sale of property and equipment	—	40
Net cash (used in) provided by investing activities	(18)	40

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	—	2,330
Proceeds from the issuance of common stock in public offerings, net	13,077	23,648
Proceeds from the issuance of common stock under officers’ and directors’ purchase plan	—	36
Net cash provided by financing activities	13,077	26,014

Net change in cash and cash equivalents	893	14,383
Cash and cash equivalents, beginning of period	22,185	10,943
Cash and cash equivalents, end of period	$23,078	$25,326

Supplemental disclosure of cash flow information

Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$3,132	$2,901
Reclassification of right of use asset to prepaid rent	$(102)	$(129)
Transfers between inventory and property and equipment	$(7)	$(7)

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

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company had an accumulated deficit of $379.8 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $23.1 million at September 30, 2021 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through 2022. The Company received net proceeds of approximately $3.9 million from the sale of its common stock in its January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which was forgiven in April 2021, $3.0 million from the sale of its common stock in April and May 2020, $5.5 million from the sale of its common stock in June and July 2020, $11.3 million from the sale of its common stock in August and September 2020, and approximately $13.1 million from the sale of its common stock in February 2021. The Company does not have any immediate plans to raise additional funds through future equity or debt financings. However, the Company may decide to raise additional funds to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that it may undertake in the next twelve months could cause substantial dilution to its existing stockholders, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company. During the second quarter of 2020, the Company took certain actions to manage available cash and other resources to mitigate the effects of COVID-19 on its business, which included reduction of discretionary costs, reduction of base salaries for all of its non-manufacturing employees by 20% and reduction of hours worked by its manufacturing workers by 20%. Salaries and hours worked largely returned to prior levels by July 2020.

On September 22, 2021, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We have a period of 180 calendar days, or until March 21, 2022, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq. If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we could face significant material adverse consequences including among other things, a decreased ability to issue additional securities or obtain additional financing in the future, a limited availability of market quotations for our securities, reduced liquidity for our securities.

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

On August 6, 2020, under our universal shelf registration statement filed on March 7, 2019 (the “Shelf Registration Statement”), the Company completed a public offering of 15,789,474 shares of common stock at an offering price of $0.38 per share. On August 11, 2020 the Company issued an additional 2,368,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, the Company received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or for any other interim period or for any future year. The December 31, 2020 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 11, 2021. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2021 and December 31, 2020.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At September 30, 2021 and December 31, 2020, there was one customer that represented 11% and 14% of the Company’s accounts receivable, respectively. For the three and nine months ended September 30, 2021 and 2020, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, terrorism, product recalls, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products. Many industries, including our own, face supply chain challenges as a result of COVID-19 and other macroeconomic issues, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, labor shortages and other supply chain disruptions. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$231	$221	$193	$215
Warranty provision	5	13	46	124
Usage/Release	(40)	(35)	(43)	(140)
Ending balance	$196	$199	$196	$199

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of September 30, 2021 and 2020, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss applicable to common stockholders	$(5,956)	$(5,492)	$(15,548)	$(17,277)
Weighted average common stock outstanding, basic and diluted	95,382	69,459	94,071	37,246
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.08)	$(0.17)	$(0.46)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock warrants equivalents	2,682,185	2,753,999	2,729,798	2,753,999
Common stock options	6,661	6,903	6,723	7,100
Convertible preferred stock	52,276	48,503	52,293	48,503
Unvested restricted stock units	379,226	749,512	407,461	820,743
	3,120,348	3,558,917	3,196,275	3,630,345

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For each of the three months ended September 30, 2021 and 2020, 94% of the Company’s revenues were in the United States. For each of the nine months ended September 30, 2021 and 2020, 94% of the Company’s revenues were in the United States based on the shipping location of the external customer.

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

As of September 30, 2021 and December 31, 2020, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of September 30, 2021 and December 31, 2020, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2021.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$2,188	$1,904
Work-in-process	558	180
Finished products	1,773	1,792
Total inventories	$4,519	$3,876

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

●	change the date under the on-going stand-alone representation regarding no Material Adverse Change to December 31, 2020; and
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

As of September 30, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2021, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all aforementioned amendments, were as follows (in thousands):

Year Ending December 31,
2021 (remaining three months of the year)	$—
2022	—
2023	—
2024	9,045
2025	10,339
19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to September 30, 2021	(7,177)
Less: Amount representing debt issuance costs	(354)
Borrowings, long term portion, as of September 30, 2021	$11,853

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2021 and December 31, 2020, the balance of the aggregate debt discount was approximately $354,000 and $418,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $21,000 and $42,000 during the three months ended September 30, 2021 and 2020, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $65,000 and $127,000 during the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, the Company incurred interest expense of approximately $419,000 and $427,000, respectively. For each of the nine months ended September 30, 2021 and 2020, the Company incurred interest expense of approximately $1.2 million.

As of September 30, 2021, all of the CRG borrowings and associated aggregate debt discount were classified as non-current.

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

For the three months ended September 30, 2021, the Company incurred no interest expense. For the nine months ended September 30, 2021, the Company incurred interest expense of approximately $7,000 related to the PPP Loan. For the three and nine months ended September 30, 2020, the Company recognized interest expense of approximately $4,000 and $10,000, respectively, related to the PPP Loan.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of September 30, 2021 is 3.2 years.

The operating lease is included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

For the three months ended September 30, 2021, our operating lease expense, excluding variable maintenance fees and other expenses paid by the Company on a monthly basis, was approximately $105,000. Rent expense for both the three months ended September 30, 2021 and 2020 was approximately $314,000. Rent expense for both the nine months ended September 30, 2021 and 2020 was approximately $942,000. Operating right-of-use asset amortization for the three months ended September 30, 2021 and 2020 was approximately $256,000 and $242,000, respectively. Operating right-of-use asset amortization for the nine months ended September 30, 2021 and 2020 was approximately $758,000 and $718,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $189,000 as prepaid rent included in other assets on the condensed balance sheet as of September 30, 2021.

The following table presents the future operating lease payments and lease liability included on the condensed balance sheet related to the Company’s operating lease as of September 30, 2021 (in thousands):

Year Ending December 31,
2021 (remaining three months of the year)	$283
2022	1,162
2023	1,203
2024	1,138
3,786
Less: Imputed interest	(378)
Leasehold liability as of September 30, 2021	$3,408

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 30, 2021 and December 31, 2020 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	September 30, 2021	December 31, 2020
Right of use assets:
Operating lease	Right of use asset	$3,408	$4,063
Total right of use assets		$3,408	$4,063
Lease liabilities:
Operating lease	Leasehold liability, current portion	$959	$806
	Leasehold liability, long-term portion	2,449	3,257
Total lease liabilities		$3,408	$4,063

7. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.6 million as of September 30, 2021.

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

8. Stockholders’ Equity

Convertible Preferred Stock

As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 52,276 shares were issued and outstanding.

Series A Convertible Preferred Stock

Under the terms of the Series A Purchase Agreement, the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. In January 2019, December 2019 and December 2020, 2,945, 3,580 and 3,866 additional shares, respectively, were issued to CRG as payment of dividends accrued through December 31, 2020. As of September 30, 2021, 52,191 shares of Series A preferred stock were outstanding. The Series A preferred stock accrued additional dividends of approximately $1.0 million and $967,000 during the quarters ended September 30, 2021 and 2020, respectively and approximately $3.1 million and $2.9 million during the nine months ended September 30, 2021 and 2020, respectively.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the quarter ended March 31, 2021, 93 of these shares converted into 372,000 shares of common stock. As of September 30, 2021 and December 31, 2020, 85 shares and 178 shares of Series B preferred stock remained outstanding, respectively, which are currently convertible at $0.25 per share.

Common Stock

As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 95,562,955 shares were issued and outstanding.

Common Stock Warrants

As of September 30, 2021, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in February 2018 Series B financing	8,979,000	897,900	$20.00	February 2025
Series 2 Warrants issued in February 2018 Series B financing	8,709,500	870,950	$20.00	February 2025
Warrants issued in November 2018 financing	8,768,395	876,840	$4.00	November 2023
Total	26,456,895	2,645,690

As of September 30, 2021 and December 31, 2020, warrants to purchase an aggregate of 2,645,690 and 2,753,999 shares of common stock were outstanding, respectively. The 1,083,091 Series B financing warrants to purchase 108,309 shares of common stock expired in July 2021.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). As of September 30, 2021, 167,429 shares were available for grant under the 2015 Plan.

Stock option activity under the Plans is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	6,821	$1,241.59	5.81	$—
Expired	(165)	2,801.92
Forfeited	—	—
Balance at September 30, 2021	6,656	$1,202.91	5.16	$—

Exercisable at September 30, 2021	6,656	$1,202.91	5.16	$—

Vested and expected to vest at September 30, 2021	6,656	$1,202.91	5.16	$—

There were no options granted or exercised during the nine months ended September 30, 2021 or 2020. For the three months ended September 30, 2021 and 2020, stock-based compensation expense recognized associated with stock options vesting was approximately $0 and $9,000, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expense recognized associated with stock options vesting was approximately $4,000 and $51,000, respectively. As of  September 30, 2021, there is no remaining unamortized stock-based compensation expense associated with unvested stock options. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the three and nine months ended September 30, 2021 and 2020.

The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2020	412,642	$3.84	0.98
Awarded	90,000	$1.61
Released	(265,826)	$5.22
Forfeited	(32,364)	$2.68
Awards outstanding at September 30, 2021	204,452	$1.25	0.97

As of  September 30, 2021, there was approximately $0.2 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately one year. The 204,452 outstanding non-vested and expected to vest RSUs have an aggregate fair value of approximately $0.2 million. The Company used the closing market price of $0.74 per share at September 30, 2021, to determine the aggregate fair value for the RSUs outstanding at that date. For the nine months ended September 30, 2021 and 2020, the fair value of RSUs vested was approximately $0.3 million and $0.1 million, respectively. Stock-based compensation expense recognized associated with RSUs vested for the three months ended September 30, 2021 and 2020, was $0.2 million and $0.4 million, respectively. Stock-based compensation expense recognized associated with RSUs vested for the nine months ended September 30, 2021 and 2020 was $1.0 million and $1.1 million, respectively.

2018 Officer and Director Share Purchase Plan

There was no common stock issued under the Company’s Officer and Director Share Purchase Plan (“ODPP”) during the nine months ended September 30, 2021. As of September 30, 2021, there were 92,170 shares reserved for issuance under the ODPP.

9. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$24	$36	$93	$97
Research and development expenses	78	116	274	354
Selling, general and administrative expenses	137	232	593	709
	$239	$384	$960	$1,160

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California will be sufficient through at least 2021. We generated revenues of $9.1 million in 2019 and $8.8 million in 2020. The decline in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, we experienced a significant decline in sales in the second quarter of 2020, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. Starting in the third quarter of 2020, we experienced a rebound of sales as practitioners began to once again perform elective procedures. At present, a majority of jurisdictions have lifted substantially all restrictions on performing elective procedures. Some jurisdictions have experienced and continue to experience a resurgence in cases of COVID-19 and variants of the disease, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, these jurisdictions may also prolong restrictions on elective procedures. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict. While sales during 2021 increased in comparison to 2020 thus far, we believe COVID-19 has had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products. Consequently, it is unclear whether any reduction in sales from levels experienced prior to COVID-19 is temporary and whether such sales may be recoverable in the future. In addition, we have experienced disruptions in our manufacturing and supply chain, as well as delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

We have undertaken actions to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. For example, during the second quarter of 2020, we reduced base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. Salaries and hours worked have returned to prior levels starting in the third quarter of 2020. However, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to us in the future. These and other factors could adversely affect our ability to effectively manage our available cash and other resources.

Nasdaq Delisting Notice

On September 22, 2021, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price for the Company’s listed securities was less than $1.00 for the previous 30 consecutive business days. The Company has a period of 180 calendar days, or until March 21, 2022, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq.

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

Global Supply Chain

We are closely monitoring the impacts of COVID-19 and general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs may similarly increase, including costs and availability of materials and labor. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in manufacturing and shipping constraints generally. While we have had sufficient inventory on-hand to meet our production requirements and customer demand, we have experienced some constraints with respect to the availability of certain materials. We have also experienced some delays in shipping products to our customers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers and could harm our business.

Financing

During the three and nine months ended September 30, 2021 our net loss and comprehensive net loss was $4.9 million and $12.4 million, respectively; during the years ended December 31, 2020 and 2019, it was $19.0 million and $19.5 million, respectively. We have not been profitable since inception, and as of September 30, 2021, our accumulated deficit was $379.8 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2021 due to the availability of our Tigereye launch in late 2020 and easing of restrictions on elective procedures due to the diminishing impact of COVID-19. No single customer accounted for more than 10% of our revenues during the three and nine months ended September 30, 2021 and 2020.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients. Additionally, we believe COVID-19 has had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products.

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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Revenues	$2,366	$2,302	$7,727	$6,029
Cost of revenues	1,566	1,525	5,015	4,392
Gross profit	800	777	2,712	1,637
Gross margin	34%	34%	35%	27%
Operating expenses:
Research and development	1,397	1,417	4,502	4,308
Selling, general and administrative	3,892	3,461	11,755	10,501
Total operating expenses	5,289	4,878	16,257	14,809
Loss from operations	(4,489)	(4,101)	(13,545)	(13,172)
Interest expense, net	(419)	(432)	(1,214)	(1,212)
Other income, net	(4)	8	2,343	8
Net loss and comprehensive loss	$(4,912)	$(4,525)	$(12,416)	$(14,376)
Accretion of preferred stock dividends	(1,044)	(967)	(3,132)	(2,901)
Net loss applicable to common stockholders	$(5,956)	$(5,492)	$(15,548)	$(17,277)

Comparison of Three Months Ended September 30, 2021 and 2020

Revenues.

For the three months ended September 30, 2021, revenue increased by approximately $0.1 million or 3% compared to the three months ended September 30, 2020. The increased revenues reflect the impact of the commercial release of our Tigereye product in January 2021 partially offset by fluctuating demand resulting from uncertainties due to COVID-19 as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products. We anticipate that COVID-19 could continue to impact hospital capacities, and related demand for our products, for the foreseeable future.

Cost of Revenues and Gross Margin.

For the three months ended September 30, 2021, cost of revenues increased by less than $0.1 million or 3% compared to the three months ended September 30, 2020. This increase was primarily attributable to the increase in revenues. Stock-based compensation expense within cost of revenues totaled $24,000 and $36,000 for the three months ended September 30, 2021 and 2020, respectively.

Gross margin for the three months ended September 30, 2021 of 34% remained flat in comparison to the three months ended September 30, 2020. The gross margin is primarily affected by economies of scale relating to fluctuating levels of production, excess and obsolete charges and customer mix shifts, which were comparable for the three months ended September 30, 2021 and 2020.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended September 30, 2021 remained flat compared to the three months ended September 30, 2020 as there are similar compensation expenses subsequent to the cessation of cost reduction measures taken due to COVID-19 in the second quarter of 2020 and similar project spending for next generation products. Stock-based compensation expense within R&D totaled approximately $0.1 million for each of the three months ended September 30, 2021 and 2020.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended September 30, 2021 increased by approximately $0.4 million or 12%, compared to the three months ended September 30, 2020, primarily due to increased variable compensation which include retention bonuses, increases to the salesforce and selling and marketing ancillary costs. Stock-based compensation expense within SG&A totaled approximately $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Interest Expense, Net.

Interest expense, net for the three months ended September 30, 2021 decreased by less than $0.1 million or 3%, compared to the three months ended September 30, 2020, primarily due to the amendment of the CRG loan partially offset by lower interest income as compared to the prior year period, due to the decline in the money market interest rates during the period.

Other Income, Net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other income, net for the three months ended September 30, 2021 remained flat in comparison to the three months ended September 30, 2020 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, thus resulting in nominal changes between periods.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenues.

For the nine months ended September 30, 2021, revenue increased by $1.7 million or 28% compared to the nine months ended September 30, 2020. The increased revenues reflect the impact of the commercial release of our Tigereye product in January 2021 and the rebounding of sales from COVID-19 as practitioners have once again started to perform elective surgical procedures in certain jurisdictions. As mentioned previously, we have experienced fluctuating demand resulting from uncertainties due to the impact of COVID-19 on capacity limitations in hospitals. However, the capacity limitations experienced thus far in the nine months ended September 30, 2021 are not as pervasive, and haven’t had as profound an impact on revenues, in comparison to the corresponding period in the prior fiscal year. We anticipate that COVID-19 could continue to impact hospital capacities, and related demand for our products, for the foreseeable future.

Cost of Revenues and Gross Margin.

For the nine months ended September 30, 2021, cost of revenues increased by $0.6 million or 14% compared to the nine months ended September 30, 2020. This increase was primarily attributable to the increase in revenues. Stock-based compensation expense within cost of revenues totaled $0.1 million for each of the nine months ended September 30, 2021 and 2020.

Gross margin for the nine months ended September 30, 2021 increased to 35%, compared to 27% in the nine months ended September 30, 2020. The increase in gross margin was primarily due to the rebound of revenues from the significant decline experienced during the three months ended June 30, 2020 due to COVID-19, the economies of scale relating to increased levels of production, lower excess and obsolete charges and favorable customer mix shift.

Research and Development Expenses (“R&D”).

R&D expense for the nine months ended September 30, 2021 increased by $0.2 million or 5%, compared to the nine months ended September 30, 2020 primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and higher project spending for next generation products such as the Lightbox 3. Stock-based compensation expense within R&D totaled approximately $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the nine months ended September 30, 2021 increased by $1.3 million or 12%, compared to the nine months ended September 30, 2020, primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and increased variable compensation resulting from the rebounding of sales as practitioners have once again started to perform elective surgical procedures. Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest Expense, Net.

Interest expense, net for the nine months ended September 30, 2021 remained flat compared to the nine months ended September 30, 2020 primarily due to the amendment of the CRG loan partially offset by lower interest income as compared to the prior year period, due to the decline in the money market interest rates during the period.

Other Income, Net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other income, net for the nine months ended September 30, 2021 increased $2.3 million in comparison to the nine months ended September 30, 2020 as the PPP loan was fully forgiven resulting in a gain on extinguishment of that debt. Both periods included remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, usually resulting in nominal changes between periods.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $23.1 million and an accumulated deficit of $379.8 million, compared to cash and cash equivalents of $22.2 million and an accumulated deficit of $367.3 million as of December 31, 2020. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $23.1 million at September 30, 2021 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through 2022.

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

On August 6, 2020, under our universal shelf registration statement filed on March 7, 2019 (the “Shelf Registration Statement”), we completed a public offering of 15,789,474 shares of common stock at an offering price of $0.38 per share. On August 11, 2020 we issued an additional 2,368,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

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

CRG Loan

On March 2, 2020, we and CRG further amended the Loan Agreement to change the date upon which cash payments for interest will commence from the first quarter of 2020 to the third quarter of 2021. No cash payments for principal will be made until the final two years of the loan, which matures in June 2023. On May 12, 2020, we and CRG entered into another amendment to waive the requirement that we comply with the minimum required revenue covenant for 2020 and granted us the ability to optionally prepay in whole or in part the outstanding principal amount of the Loans for the Redemption Price. The total CRG Loan amount, shown as long-term borrowings on the balance sheet as of September 30, 2021, is $11.9 million. However, upon maturity of the debt in December 2025, we will be obligated to pay $19.4 million under the CRG Loan, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted to the maturity date. Refer to Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings” for additional details.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,166)	$(11,671)
Investing activities	(18)	40
Financing activities	13,077	26,014
Net change in cash and cash equivalents	$893	$14,383

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $12.2 million, consisting primarily of a net loss of $12.4 million and an increase in net operating assets of approximately $0.3 million, and net non-cash gains of $0.6 million. We recognized a non-cash gain on extinguishment of debt due to the forgiveness of the PPP Loan of $2.4 million. This gain was partially offset by non-cash charges related to stock-based compensation of $1.0 million, non-cash interest expense of $1.2 million, and depreciation of $0.5 million. The increase in net operating assets was primarily due to the increase in inventory and prepaid expenses, and a decrease in accrued compensation; partially offset by an increase in accounts payable and other long-term liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020 was $11.7 million, consisting primarily of a net loss of $14.4 million and an increase in net operating assets of approximately $0.8 million, partially offset by non-cash charges of $3.5 million. Non-cash charges largely related to stock-based compensation of $1.2 million, non-cash interest expense of $1.1 million, depreciation of $0.7 million and provisions for excess and obsolete inventory of $0.4 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and inventory and decreases in accrued compensation; partially offset by a decrease in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 consisted of purchases of property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $40,000 resulting from the proceeds from the sale of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2021 of $13.1 million relates to proceeds from the issuance of common stock in our February 2021 public offering, net of various issuance costs.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG, and non-cancelable purchase commitments. The following table sets out our contractual obligations as of September 30, 2021 due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,152	$2,427	$207	$—	$3,786
CRG Loan (2)	—	6,871	12,513	—	19,384
Noncancelable purchase commitments (3)	1,610	3	29	—	1,642
	$2,762	$9,301	$12,749	$—	$24,812

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of September 30, 2021, is $11.9 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see above and Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

(3)	Noncancelable Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit Risk

As of September 30, 2021 and December 31, 2020, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At September 30, 2021 and December 31, 2020, there was one customer that represented 11% and 14% of the Company’s accounts receivable, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of our quarterly report on Form 10-Q for the period ended June 30, 2021 under the heading “Risk Factors.” In addition to those risk factors, the below risk factors are applicable to us. Any one or more of these risk factors could, in whole or in part, directly or indirectly, materially adversely impact our business and stock price and cause our actual financial condition and results of operations to vary materially from its past, or its anticipated future, financial condition and results of operations.

Nasdaq may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity.

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”), which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our common stock and a minimum bid price.

On September 22, 2021, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We have a period of 180 calendar days, or until March 21, 2022, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq.

In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. We intend to actively monitor our bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules, including considering whether to conduct a reverse stock split.

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

We currently manufacture some of our components and sub-assemblies at our Redwood City facility and rely on third-party vendors for other components and sub-assemblies used in our Lumivascular platform. For several of our components and sub-assemblies we rely on single and limited source suppliers. For example, we rely on single vendors for our optical fiber, coatings and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox. These components are critical to our products and there are relatively few alternative sources of supply. Further, we do not carry a significant inventory of these components. Our reliance on third-party vendors subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

●	delays in shipments resulting from slowdowns in manufacturing due to the COVID-19 pandemic or other causes, such as government restrictions on the movement of people and goods;

●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to consistently produce quality components;

●	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

●	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

●	difficulty identifying and qualifying alternative or additional suppliers for components in a timely manner;

●	inability of the manufacturer or supplier to comply with QSR as enforced by the FDA and state regulatory authorities;

●	inability to control the quality of products manufactured by third parties;

●	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

●	delays in delivery by our suppliers due to changes in demand from us or their other customers.

The ongoing COVID-19 pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased over the last several months. To the extent the COVID-19 pandemic and other events result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products. In addition, any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business.

Disruptions of our supply chain could have a material adverse effect on our operating and financial results.

Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, terrorism, product recalls, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products. Many industries, including our own, face supply chain challenges as a result of COVID-19 and other macroeconomic issues, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, labor shortages and other supply chain disruptions. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

3.1	Amended and Restated Bylaws of Avinger, Inc., as amended on October 27, 2021.

3.2(1)	Amendment to the Amended and Restated Bylaws of Avinger, Inc., dated as of October 27, 2021.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

(1)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2021, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: November 12, 2021	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)