Form 10-K
period 2021-12-31
Avinger Inc
filed 2022-03-22
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital Market on such date, was approximately $116.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 18, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 5,428,770.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in Part I, Item 1A under the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I

ITEM 1.     BUSINESS

Overview

We are a commercial-stage medical device company that designs, manufactures and sells real-time image-guided, minimally invasive catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular real-time image-guided system available in this market.

We design, manufacture, and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current proprietary image-guided Lumivascular platform includes the Lightbox real-time imaging console, the Ocelot family of catheters, which are image-guided catheters designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and the Pantheris family of catheters, our image-guided atherectomy family of catheters designed to allow physicians to precisely remove arterial plaque in PAD patients.

We received CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration, or FDA, 510(k) clearance in November 2012. We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, a version of our Lightbox presenting significant reductions in size, weight and cost in comparison to the incumbent version.

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

We believe our Lumivascular platform is the only technology that offers real-time visualization of the inside of the artery during PAD treatment through the use of optical coherence tomography, or OCT, a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first and only products in the market to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding damage to healthy portions of the artery.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and was completed in July 2021. Patient outcomes were evaluated at thirty days, six months and one year following treatment. In November 2021, we received 510(k) clearance from the FDA for a new clinical indication for treating in-stent restenosis with Pantheris using the data collected and analyzed from INSIGHT. We expect this will expand our addressable market for Pantheris to include a high-incidence disease state for which there are few available indicated treatment options.

We focus our direct sales force, marketing efforts and promotional activities on interventional cardiologists, vascular surgeons and interventional radiologists. We also work on developing strong relationships with physicians and hospitals that we have identified as key opinion leaders. Although our sales and marketing efforts are directed at these physicians since they are the primary users of our technology, we consider the hospitals and medical centers where the procedure is performed to be our customers, as they typically are responsible for purchasing our products. We are designing additional future products to be compatible with our Lumivascular platform, which we expect to enhance the value proposition for hospitals to invest in our technology. Pantheris qualifies for existing reimbursement codes currently utilized by other atherectomy products, further facilitating adoption of our products.

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2022. We generated revenues of $9.1 million in 2019, $8.8 million in 2020 and $10.1 million in 2021. The decline revenue in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures.

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

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
PRODUCTS
Lightbox (1)	OCT Imaging	N/A	FDA Cleared CE Marking	November 2012 September 2011
Lightbox 3 (2)	OCT Imaging	N/A	FDA Cleared	January 2022
Pantheris SV (small vessel) (3)	Atherectomy	140cm, 6F	FDA Cleared CE Marking	April 2019 October 2018
Pantheris (next-generation) (4)	Atherectomy	110cm, 7F	FDA Cleared CE Marking	May 2018 December 2017
Ocelot (5)	CTO Crossing	110cm, 6F	FDA Cleared CE Marking	November 2012 September 2011
Ocelot MVRX (5)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL (5)	CTO Crossing	135cm, 5F	FDA Cleared CE Marking	December 2012 October 2012
Tigereye (5)	CTO Crossing	140cm, 5F	FDA Cleared CE Marking	September 2020 December 2019

PIPELINE PRODUCTS

Tigereye ST (spinning tip)	CTO Crossing

Pantheris LV (large vessel)	Atherectomy

(1)	Lightbox is cleared for use with compatible Avinger products.

(2)	The Lightbox 3 incorporates advanced features, including an advanced solid-state laser for enhanced high-definition OCT imaging, a more powerful computing platform, and a redesigned software system with a highly intuitive user interface that emphasizes efficiency and ease-of-use, intended to deliver advancements in imaging and portability. We initiated a limited launch of Lightbox 3 in the United States in the first quarter of 2022 and expect to expand to full commercial availability shortly thereafter.

(3)

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

(5)

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

Lightbox

Lightbox, including its subsequent versions, is our proprietary video imaging console, which enables the use of Lumivascular catheters during PAD procedures. The console contains an optical transceiver that transmits light into the artery through an optical fiber and displays a cross-sectional image of the vessel to the physician on a high-definition monitor during the procedure.

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

In January 2022, we received 510(k) clearance from the FDA for our next generation Lightbox 3 imaging console, the Lightbox 3, a version of our Lightbox that delivers important advancements in imaging, portability and capability in comparison to the incumbent version. Lightbox 3 incorporates advanced features, including an advanced solid-state laser for enhanced high-definition OCT imaging, a more powerful computing platform, and a redesigned software system with a highly intuitive user interface that emphasizes efficiency and ease-of-use. We initiated a limited launch of Lightbox 3 in the United States in the first quarter of 2022 and expect to expand to full commercial availability shortly thereafter.

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

We also offer Ocelot PIXL, a lower profile CTO crossing device for below-the-knee arteries and Ocelot MVRX, which offers a different tip design for peripheral arteries above-the-knee. We received CE Marking for Ocelot PIXL in October 2012 and received FDA 510(k) clearance in December 2012. We received FDA 510(k) clearance for Ocelot MVRX in December 2012.

Tigereye is a product line extension of our Ocelot family of image-guided CTO crossing catheters. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular video imaging similar to the Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability across the blockage. We received CE Marking for Tigereye in December 2019 and received FDA 510(k) clearance in September 2020. The product became available in the fourth quarter of 2020 for first cases in the U.S with a full commercial launch following shortly thereafter in the first quarter of 2021.

Other Products

Our first-generation CTO crossing catheters, Wildcat and Kittycat 2, employ a proprietary design that uses a rotational spinning technique, allowing the physician to switch between passive and active modes when navigating across a CTO. Once across the CTO, Wildcat and Kittycat 2 allow for placement of a guidewire and removal of the catheter while leaving the wire in place for additional therapies. Both products require the use of fluoroscopy solely rather than our Lumivascular (OCT-guided) platform for imaging. Wildcat was our first commercial product and has both FDA 510(k) clearance in the United States and CE Marking in Europe for crossing peripheral artery CTOs. Kittycat 2 has FDA 510(k) clearance in the United States and CE Marking in Europe for the treatment of peripheral artery CTOs. We are not expecting to sell these products in the future, as we are focusing on the promotion of our Lumivascular platform products.

Clinical Development

We have conducted several clinical trials to evaluate the safety and efficacy of our products in both pre-market and post-market assessments. We received FDA clearance for Ocelot CTO crossing in 2012 and for Pantheris in October 2015 for atherectomy in peripheral arteries and in November 2021 for the addition of treatment of in-stent restenosis following completion of clinical trials of the devices.

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

VISION (Pantheris)

VISION was our pivotal, non-randomized, prospective, single-arm trial to evaluate the safety and effectiveness of Pantheris across 20 sites within the United States and Europe. The objective of the clinical trial was to demonstrate that Pantheris can be used to effectively remove plaque from diseased lower extremity arteries while using on-board visualization as an adjunct to fluoroscopy. Two groups of patients were treated in VISION: (1) optional roll-ins, which are typically the first two procedures at a site, and (2) the primary cohort, which are the analyzable group of patients. The data for these two groups were reported separately in our 510(k) submission to the FDA. Based on final enrollment, the primary cohort included 130 patients. In March 2015, we completed enrollment of patients in the VISION clinical trial and we submitted for 510(k) clearance from the FDA in August 2015. In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made modifications to Pantheris subsequent to the completion of VISION and received 510(k) clearance on the enhanced version of Pantheris in March 2016 and received 501(k) clearance in May 2018 for a next-generation version of Pantheris, which includes new features and design improvements to the handle, shaft, balloon, and nose cone of the device as well as 510(k) clearance in April 2019 for Pantheris SV, a lower profile Pantheris.

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

INSIGHT (Pantheris)

The INSIGHT Trial was a prospective, global, single-arm, multi-center trial to evaluate the safety and effectiveness of Pantheris for treating in-stent restenosis (“ISR”) in lower extremity arteries. ISR occurs when a blocked artery previously treated with a stent becomes narrowed again, thereby reducing blood flow. Physicians often face challenges when treating ISR both in terms of safety and efficacy. From a safety standpoint, limitations in imaging techniques, such X-ray fluoroscopy, and the inability to control the directionality of other atherectomy devices create concerns with impacting the integrity of the stent during the procedure. In terms of efficacy, current therapies for in-stent restenosis, such as balloon angioplasty, have high rates of recurrent narrowing within stents.

The INSIGHT trial enrolled 97 patients at sites in the United States and Europe. Patient enrollment began in October 2017 and concluded in July 2021. Patient were evaluated at thirty days, six months and one year following treatment.

The primary safety endpoint was defined as freedom from a composite of major adverse events (MAEs) through 30 days after the procedure, as adjudicated by an independent Clinical Events Committee (CEC). The primary effectiveness endpoint was technical success, defined as the percent of target lesions that have a residual diameter stenosis ≤ 50% after use of the Pantheris device alone, as assessed by an independent angiographic core laboratory. The secondary safety endpoint was absence of new or worsening stent fracture following use of the Pantheris catheter. A secondary powered effectiveness endpoint was freedom from target lesion revascularization (TLR) at 6 months following the index procedure. Additional secondary effectiveness included procedural success, defined as the percent of target lesions that have residual diameter stenosis ≤ 30% post-Pantheris and any other adjunctive therapy, as determined by an independent core lab, and changes in Ankle- Brachial Index (ABI), and Rutherford Classes at 30 days and 6 months after the procedure in relation to the measurements prior to the procedure.

The subjects enrolled in the INSIGHT trial presented with documented symptomatic in-stent restenosis (stenosis >70% by visual estimation) and met all eligibility criteria. The target in-stent restenotic lesion had to be located in vessels with diameters of > 3 mm and < 7 mm and were not to exceed 30 cm in length. Subjects were followed through 30 days and six months post-procedure for purposes of the FDA submission to expand the indication for use statement. The clinical data for 97 subjects enrolled that reported for clinic visits 30 days and 85 subjects who reported for clinic visits 6 months after the index procedure were analyzed.

The primary safety endpoint was defined as freedom from a composite of major adverse events (MAEs) through 30 days after the procedure, as adjudicated by an independent Clinical Events Committee (CEC). Only 3 subjects (3%) experienced a MAE, with 97% of subjects free from MAEs within 30 days. With only 3% subjects reporting an MAE and a 95% one-sided upper confidence bound of 6.5%, the primary safety performance goal of MAEs occurring in < 20% of subjects was met.

The secondary safety endpoint was absence of new or worsening stent fracture following use of the Pantheris catheter. Only one (1) catheter inadvertently made contact with a stent during the 97 procedures, a rate of 1%. This endpoint was not established with a sample size requirement, so this performance goal was met not only due to its extremely low incidence rate but also by the experience that after re-training the one physician who had this event on the use of real-time optical coherence tomography imaging during the procedure, he completed 12 subsequent cases with no further events.

The primary effectiveness endpoint of this study was technical success, defined as the percent of target lesions that have a residual diameter stenosis ≤ 50% after use of the Pantheris device alone, as assessed by an independent angiographic core laboratory. In this analysis, 86 out of 97 (89%) subjects had <50% residual stenosis following use of the Pantheris catheter alone, with a 95% one-sided upper confidence bound of 95% and a lower confidence bound of 82%, which met the adjusted performance goal of > 79%.

A secondary powered effectiveness endpoint was freedom from target lesion revascularization (TLR) at 6 months following the index procedure. The freedom from TLR of the 85 subjects that have completed their 6-month follow-up visits after the index procedure was 93% (79/85), with a 95% one-sided upper confidence bound of 98% and a lower bound of 87%, which met the performance goal of > 61%.

Additional secondary effectiveness included procedural success, defined as the percent of target lesions that have residual diameter stenosis ≤ 30% post-Pantheris and any other adjunctive therapy, as determined by an independent core lab, and changes in Ankle- Brachial Index (ABI), and Rutherford Classes at 30 days and 6 months after the procedure in relation to the measurements prior to the procedure.

Procedural success was determined if the residual diameter stenosis was < 30% following adjunctive treatment. In this cohort 78 of the 97 subjects (80%) were determined to have a residual stenosis < 30% following review of angiograms by the core lab, with a mean stenosis of 15% ±10.1%.

The ABI measures improved 39% from baseline by the time of the 6-month visit and the Rutherford Classification measures improved by 71% at the same time.

Adjunctive devices used in the procedure were primarily balloons (83%), with balloon angioplasty followed by placement of a stent occurring in 13% of the cases, and no adjunctive treatment provided in 4% of the procedures.

The results from the INSIGHT trial demonstrated that the Pantheris catheter is safe and effective when used to address in-stent restenosis. The study endpoints achieved the effectiveness performance goals while demonstrating a strong safety profile indicating that the Pantheris catheter can be used to safely excise tissue from occluded vascular stents with precision. The study results also demonstrate extremely low, acute device-related adverse events.

A 510(k) application to the FDA was submitted in June and the addition of ISR treatment to the indication for use for the Pantheris catheter cleared in November 2021.

Other Studies

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We are currently enrolling patients and we expect to complete enrollment during 2022.

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

Our sales team currently consists of a Vice President, Regional Directors, Territory Sales Managers, Clinical Specialists, and one Vice President of International Sales. Territory Sales managers are responsible for all product sales, which include disposable catheters and sale and service of our Lightbox console, while Clinical Specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by our marketing team, which focuses primarily on clinical training and education, marketing communications and product management. We have partnered with a third-party field service firm for the installation, service and maintenance of our Lightbox consoles.

For the year ended December 31, 2021, there was one customer that represented 10% of revenues. For the year ended December 31, 2020, there were no customers that represented 10% or more of revenues.

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

As of December 31, 2021, we held 49 issued and allowed U.S. patents, 3 U.S. pending provisional application, 21 U.S. utility patent applications and 2 PCT applications pending. As of December 31, 2021, we also had 77 issued and allowed patents from outside of the United States. As of December 31, 2021, we had 35 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2037.

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

As of December 31, 2021, we held six registered U.S. trademarks. In Europe, we hold three registered trademarks. In the United Kingdom, we hold three registered trademarks. In addition, we held one International Registration under the Madrid Protocol with granted extensions to China, Europe, Japan, and Korea (reflected in the three European registrations noted above).

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

●

Improved software and user interface. We intend to further develop our software to provide more information and control to our end users during a procedure. We use physician and staff feedback to improve the features and user functionality of our Lumivascular platform

In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources.

Manufacturing

All of our products are manufactured in-house using components and sub-assemblies fabricated both at our facility in Redwood City, California and by key qualified outside vendors. We assemble all of our finished catheter products at our manufacturing facility but certain critical processes such as coating and sterilization are done by specialized outside vendors. We expect our current manufacturing facility will be sufficient through at least 2022.

Order quantities and lead times for components purchased from outside suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. To date, we have experienced some delays in obtaining any of our components or subassemblies. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers and could harm our business.

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

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. We and our component suppliers are required to manufacture our products in compliance with FDA’s QSR in 21 CFR part 820 of the FFDCA. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. The audit resulted in zero observations or non-conformances. In 2018 and 2019, BSI conducted multiple routine audits including surveillance audit, Microbiology audit, a MDSAP re-certification audit and most recently, a one-day unannounced audit in September 2019. Our Quality System has undergone 20 external audits by third-parties and regulatory authorities since 2009, the latest of which was a surveillance audit conducted in January 2017 by BSI, our European Notified Body, under the Medical Device Single Audit Program, or MDSAP. All non-conformances identified in the aforementioned audits have been either successfully resolved or are being actively addressed via Avinger’s CAPA system.

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

We are registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health (CDPH). The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit in 2013, there were no observations that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to the observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR. BSI, our European Notified Body, inspected our facility several times between 2010 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. Our Notified Body audit performed in January 2017 resulted in zero non-conformances and an unannounced audit in September 2019, noted only two minor non-conformances, that were addressed promptly and resolved. In 2015, Avinger joined the medical device-single audit program (MDSAP) that permits audits by our Notified Body to substitute for routine FDA inspections. As of the date of this filing, we have no outstanding unresolved major non-conformances or findings.

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

In March 2019, Avinger successfully transferred all current product certificates from BSI-UK to BSI-Netherlands in anticipation of the UK leaving the European Union. Our products currently with CE marking are distributed in the EU, subject to the EU’s medical devices directive, or MDD with certification renewed in May 2021. In May 2021, we successfully extended the validity of the MDD certificates by 3-years, which will provide certification until we need to obtain certification under the EU’s new medical device regulation, or MDR, in 2024. We have multiple ongoing efforts to update our quality management system and product technical documentation to be fully compliant with the MDR requirements before the MDD certificate expires. Until such time as we are fully certified to EU MDR, we will be highly limited in our ability to make significant product changes to existing design and intended purposes of products (for distribution in the EU only) and/or will be unable to launch new products in the EU. Such limitations could harm our business, financial condition, and operating results.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,665-$23,331 for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification, and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products. Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.

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

Foreign Corrupt Practices Act.    The Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.

International Laws.    In Europe, various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties and/or significant fines, for individuals and/or companies committing a bribery offense. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which went into effect in July 2011, a bribery occurs when a person offers, gives, or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under the new regime, an individual found in violation of the Bribery Act of 2010, faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, as can commercial organizations for failure to prevent bribery.

There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.

U.S. Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenues, and impact sales of and reimbursement for our current and future solutions. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry principally by moving healthcare reimbursement towards more value-based and quality-based payment methodologies. The Act contains a number of provisions that impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in federal healthcare programs and reimbursement changes.

There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payors. Furthermore, the current presidential administration and Congress may again attempt broad sweeping changes to the current healthcare laws. We face uncertainties that might result from modification or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. But any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect any future legislation or regulation in the United States may have on our business.

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

Medicare reimbursement for hospital outpatient PAD procedures that include atherectomy for 2021 ranged between approximately $10,000 and $16,000. These amounts include the cost of disposable catheters such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (e.g., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Human Capital

As of December 31, 2021, we had 74 employees, including 22 in manufacturing and operations, 28 in sales and marketing, 7 in research and development and clinical and regulatory affairs, 5 in quality assurance and 12 in finance, general administrative and executive administration. Of these 74 employees, 6 are part time employees.

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

Risks Related to Our Business

●	significant fluctuations in our operating results, our history of net losses and ability to achieve profitability;

●	our ability to obtain additional capital on acceptable terms or at all and our significant levels of debt;

●	our covenants and restrictions under and our ability to service our Loan Agreement with CRG;

●	our reliance on a limited number of products with a limited commercial history;

●	our reliance on sales professionals to market and sell our products;

●	our ability to demonstrate the benefits of our Lumivascular platform to physicians, hospitals, and patients and our ability to innovate successfully;

●	our competition, which includes companies that have longer operating histories, more established products, and greater resources;

●	the potential for disruptions at our manufacturing facility;

●	our dependence on third-party vendors, including some single-source suppliers, to manufacture some of our components, coating, and sub-assemblies;

●	our dependence on our senior management team and key employees;

●	our intention not to devote significant resources in the near-term to market our Lumivascular platform internationally;

●	our ability to use our net operating loss carryforwards;

●	the possibility that we may acquire other companies or technologies, or be the target of strategic transactions;

●	the ongoing COVID-19 pandemic and responses thereto, and its effect on customer demand;

●	Disruptions of our supply chain could have a material adverse effect on our operating and financial results;

●	New product development for the coronary artery disease market carries great risk

Risks Related to Our Use of Technology and Intellectual Property

●	our technology infrastructure and the potential of a cybersecurity incident or data breach;

●	any future intellectual property litigation or administrative proceedings;

●	any failure to adequately protect our intellection property rights and the assertion of patents held by third parties against us;

Regulatory and Litigation Risks

●	compliance with applicable laws and regulations and our ability to obtain necessary regulatory clearances and approvals;

●	any material modifications to our Lumivascular platform products, which may require new clearances or approvals;

●	certain limitations on our ability to market our current products in the United States;

●	the success and timing of our clinical trials;

●	the performance of the outside parties that we engage to perform services related to certain of our clinical studies;

●	our limited long-term data regarding the safety and efficacy of our Lumivascular platform products;

●	our suppliers’ compliance with the FDA’s QSR;

●	any product recalls on our Lumivascular products;

●	any changes in coverage and reimbursement for procedures using our Lumivascular products and any healthcare reform measures;

●	compliance with healthcare regulations, environmental laws and regulations;

●	regulations related to “conflict minerals” and any use, misuse, or off-label use of our products;

●	the expense and availability of insurance coverage for liabilities resulting from our products;

Risks Related to Our Organizational Structure

●	the volatility of our stock price;

●	our ability to meet guidance or expectations and receive coverage of our business by securities or industry analysts;

●	any sales of substantial numbers of shares of our common stock in the public market;

●	the requirements and expense of being a public company;

●	the possibility that Nasdaq may delist our securities from its exchange;

●	anti-takeover provisions in our amended and restated certificate of incorporation, bylaws, and Delaware law;

●	the forum selection clause in our amended and restated certificate of incorporation;

●	our anticipation that we will not pay cash dividends in the foreseeable future;

●	CRG’s ability to exert significant control over certain matters pursuant to our loan agreement;

●	the liquidation preference of our Series A preferred stock,

●	the current number of authorized shares available for issuance, and;

●	our dependence on our board of directors and related composition requirements

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

●	market acceptance of our Lumivascular platform and products, including Pantheris, Ocelot and Lightbox;

●	the availability of reimbursement for our Lumivascular platform products;

●	our ability to attract new customers and increase the amount of business we generate from existing customers;

●	results of our clinical trials;

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

In addition, we rely on estimates and forecasts of our expenses and revenues to provide guidance and inform our business strategies, and some of our past estimates and forecasts have not been accurate. The evolving nature of our business makes forecasting operating results difficult. If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer, and the value of our business may decline. If our estimates and forecasts prove incorrect, we may not be able to adjust our operations quickly enough to respond to lower-than-expected sales which, for example, could result in higher than anticipated inventory levels, or higher-than-expected expenses which, for example, could be the result of building excess capacity.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed the operating results expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our stock, the market price of our common stock could decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns.

You should consider our business in light of the risks and difficulties we may encounter, as described above and elsewhere in this “Risk Factors” section. If we fail to address the risks and difficulties that we face, our business and operating results will be adversely affected.

We have a history of net losses and we may not be able to achieve or sustain profitability.

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $17.4 million in 2021 and $19.0 million in 2020. As of December 31, 2021, we had an accumulated deficit of approximately $384.8 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

We believe that our cash and cash equivalents at December 31, 2021, together with debt and financing activities, including the financing in January 2022, and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least the second quarter of 2023. Even though we received net proceeds of approximately of $3.9 million from the sale of our common stock in our January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, $3.0 million from the sale of our common stock in April and May 2020, $5.5 million from the sale of our common stock in June and July 2020, $11.3 million from the sale of our common stock in August and September 2020, approximately $13.0 million from the sale of our common stock in February 2021, and approximately $6.7 million from the sale of our Series D Convertible Preferred Stock and common stock purchase warrants in a registered direct offering in January 2022, we may need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders.

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

As of December 31, 2021, we had $12.3 million in principal, back-end fees and interest outstanding under a Term Loan Agreement, or the Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”). Our significant amount of debt may:

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

In particular, the Loan Agreement, as most recently amended in January 2021, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenues of $8.0 million in 2021, $10.0 million in 2022, $12.0 million in 2023, $14.5 million in 2024 and $17.0 million in 2025. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Tigereye, Lightbox 3, Pantheris and Pantheris SV are our only products currently cleared for sale, and our current revenues are wholly dependent on them. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of the Pantheris product family and we expect that sales of our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Lumivascular platform products by the medical community.

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

The ongoing COVID-19 pandemic, including subsequent variants, and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight delays have also been increasing as port closures, port congestion, and shipping container and ship shortages have increased. To the extent the COVID-19 pandemic and other events result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products. In addition, any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business.

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

We must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales professionals. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Francisco Bay Area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines or if we do not make grants of stock-based incentive awards, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $334.4 million and $204.8 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2024 for state purposes. Out of the total Federal net operating loss carryforwards, $76.9 million were generated in years after December 31, 2017 and have no expiration. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” A number of our common and preferred stock financings over the past year may affect our ability to use NOLs. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability. On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Act, was enacted into law with many significant changes to the U.S. tax laws. The Tax Act limits the utilization of NOLs arising in tax years beginning after December 31, 2017 to 80% of taxable income per year. However, existing NOLs that arose in years prior to December 31, 2017 are not affected by these provisions. Our ability to utilize NOLs arising in future tax periods may be limited by the Tax Act.

The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect our supply chain, workforce, approval process, and business operations.

The ongoing COVID-19 pandemic, and related government and social responses, have resulted in widespread impacts on our industry and the economy in general, including closures of businesses not deemed “essential,” limitations on the availability of elective medical procedures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, as well as record declines in stock prices, among other effects. We continue to monitor our operations and government mandates and may elect or be required to temporarily close our offices to protect our employees, and limit our access to customers and limit customer use of our products as they are required to prioritize resources to address the public healthcare needs arising from the COVID-19 pandemic. Such disruptions to our activities and operations will negatively impact our business and some of our operating results and may negatively impact our financial condition.

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

In addition, the conduct of clinical trials required to obtain clearance of additional indications and studies gathering post-market data for some of our products previously cleared by the FDA have been, and we expect may continue to be, affected by the COVID-19 pandemic. Specifically, site initiation and patient enrollment were delayed for one of our clinical studies, and we experiencing delays in completing the INSIGHT clinical study with the restrictions on clinical work. As hospital resources are prioritized for the COVID-19 outbreak and quarantines impede patient movement or interrupt healthcare services, these and other clinical studies may continue to be disrupted. If we are unable to successfully complete these or other clinical studies, and thus obtain regulatory approvals and efficacy data sought, our business and operating results may be harmed.

While certain jurisdictions have eased or entirely lifted restrictions on performing elective procedures, we cannot be certain that other jurisdictions will do so, or that, as hospitals continue to ease restrictions on elective procedures, patients will begin requesting such procedures. Furthermore, some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, they may also prolong or reinstate restrictions on elective procedures.

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

Disruptions of our supply chain could have a material adverse effect on our operating and financial results

Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, terrorism, product recalls, port closures, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products. Many industries, including our own, face supply chain challenges as a result of COVID-19 and other macroeconomic issues, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, labor shortages and other supply chain disruptions. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results. We have and continue to experience supply chain challenges resulting from COVID-19, specifically related to extended lead times from certain key suppliers. Should these challenges persist or worsen, we may be unable to manufacture enough inventory to meet the current demand for our Lumivascular products and consequently incur significant adverse effects on our operating and financial results.

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

New product development for the coronary artery disease market may be challenging, expensive and carries no guarantee of an approved commercial product.

In order to create more opportunities to grow our revenue base, we must continue to develop new product offerings and enhancements to our existing Lumivascular platform products. The market for medical devices in general, and in the coronary artery disease (“CAD”) market, is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. We believe that a Lumivascular product developed for the CAD market is important to our future revenues, and we are beginning to devote a significant portion of our resources to its development. Consequently, we anticipate we will need additional capital to finance this endeavor encompassing the research and development, clinical trials and eventual promotion of any new CAD product. Even if we are able to obtain additional capital, we may not be successful in the development any new CAD product.

Our team may not have all the necessary qualifications and experience for the development of such a product. Therefore, we may need to attract and retain highly qualified personnel with specific experience in the coronary industry. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing these types of medical devices, and we may not be successful in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. We may also may not be able to complete development of such products or choose to allocate our financial and other resources elsewhere due to unforeseen circumstances.

Should we develop a CAD product, we will need to conduct a clinical trial. Clinical development is a long, expensive, and uncertain process and is subject to delays and the risk that this product may ultimately prove unsafe or ineffective in treating the indications for which they it will be designed. Completion of clinical trials may take several years or more and failure of the trial can occur at any time. We cannot provide any assurance that our clinical trials will meet their primary endpoints or that such trials or their results will be accepted by the FDA or foreign regulatory authorities. Even if we achieve positive early or preliminary results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not indicate success in later trials. Many companies in the medical device industry have suffered significant setbacks in late-stage clinical trials, even after receiving promising results in earlier trials or in the preliminary results from these late-stage clinical trials.

Furthermore, we do not yet know whether any new CAD product, if developed and approved, will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, such products may subject us to additional risks of product performance, market adoption, customer complaints and litigation. If sales of this coronary device are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve and our business will be adversely affected.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2021, we held 49 issued and allowed U.S. patents, 3 U.S. pending provisional application, 21 U.S. utility patent applications and 2 PCT applications pending. As of December 31, 2021, we also had 77 issued and allowed patents from outside of the United States. As of December 31, 2021, we had 35 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

We use certain open source software in all versions of our Lightbox. We may face claims from companies that incorporate open source software into their products or from open source licensors, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to cease offering Lightbox unless and until we can re-engineer it to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. These risks could be difficult to eliminate or manage, and, if not addressed, could harm our business, financial condition and operating results.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health (CDPH). The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. We have undergone numerous audits, inspections, and reviews by the FDA, CDPH, and BSI, our European Notified Body, in the past, some of which resulted in the identification of instances of non-compliance which we were required to correct. We expect that we will undergo additional audits, inspections, and reviews in the future, which could result in further corrective actions.

We can provide no assurance that we will continue to remain in substantial compliance with the QSR. If the FDA, CDPH or BSI inspect our facility and discover major compliance problems, we may have to shut down our facility and cease manufacturing until we can take the appropriate remedial steps to correct the audit findings. Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility, we may be unable to produce our Lumivascular platform products, which would harm our business.

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

We require limited training in the use of our Lumivascular platform products because we market primarily to physicians who are experienced in the interventional techniques required to use our device. If demand for our Lumivascular platform continues to grow, less experienced physicians will likely use the devices, potentially leading to more injury and an increased risk of product liability claims. The use or misuse of our Lumivascular platform products has in the past resulted, and may in the future result, in complications, including damage to the treated artery, infection, internal bleeding, and limb loss, potentially leading to product liability claims. Our Lumivascular platform products are contraindicated for use in the carotid, cerebral, iliac, or renal arteries. Our sales force does not promote the use of our products for off-label indications, and our U.S. instructions for use specify that our Lumivascular platform products are not intended for use in the carotid, cerebral, coronary, iliac or renal arteries. However, we cannot prevent a physician from using our Lumivascular platform products for these off-label applications. The application of our Lumivascular platform products to coronary arteries, as opposed to peripheral arteries, is more likely to result in complications that have serious consequences. For example, if excised plaque were not captured properly in our device, it could be carried by the bloodstream to a narrower location, blocking a coronary artery, leading to a heart attack, or blocking an artery to the brain, leading to a stroke. If our Lumivascular platform products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation initiated by our customers or their patients. Product liability claims are especially prevalent in the medical device industry and could harm our reputation, divert management’s attention from our core business, be expensive to defend and may result in sizable damage awards against us. Although we maintain product liability insurance, the amount or breadth of our coverage may not be adequate for the claims that are made against us.

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

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. Over the past year, our common stock has traded as low as $9.00 and as high as $46.00 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed in this Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

On March 7, 2019, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities, which expires on March 29, 2022. We have established, and may in the future establish, “at-the-market” programs pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are limited in our ability to use the Shelf Registration Statement.

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

On September 22, 2021, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until March 21, 2022, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq. On March 14, 2022, we effected a 1-for-20 reverse stock split of our outstanding shares of common stock. However, there is no guarantee that such reverse stock split will result in the bid price of our common stock closing at $1 or more for the required ten consecutive business days.

We have not yet regained compliance with the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have provided written notice to Nasdaq requesting an additional 180 calendar days to cure the deficiency on March 17, 2022, but have not yet received a response.

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

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. In addition, our Loan Agreement with CRG prohibits us from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. The terms of our Series A preferred stock, Series B preferred stock and Series D preferred stock provide that we may not pay dividends on our common stock without concurrently declaring dividends on each. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our common stock after our stock price appreciates. For more information on restrictions governing our ability to pay dividends, see the section titled “Dividend Policy” below.

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

The Series A preferred stock and Series D preferred stock have a liquidation preference senior to our common stock and Series B preferred stock.

Series A preferred stock and Series D preferred stock have a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of our outstanding warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $56.4 million as of December 31, 2021, plus any unpaid dividends, and, after the payment of the liquidation preference to the holders of the Series A preferred stock before any amount is paid to the holders of our Series B preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The holders of our Series D preferred stock would also have the right to receive up to $0.01 per share of Series D preferred stock, subject to the liquidation preference of the Series A preferred stock. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. In January 2019, December 2019, December 2020 and December 2021, 2,945, 3,580, 3,866 and 4,175 additional shares of Series A preferred stock, respectively, were issued to CRG as payment of dividends accrued through December 31, 2021.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

We depend on our board of directors and the loss of one or more or our board members or an inability to attract and retain highly qualified members could harm our business.

Our success largely depends upon the continued services and involvement of the members of our board of directors and the loss of one or more of our directors could adversely affect us. Additionally, changes in the composition of our board resulting from the addition or departure of members could disrupt our business.

We must attract and retain highly qualified board members. Competition for these individuals can be intense. We have, from time to time, experienced, and we may experience in the future, difficulty in adding and retaining members of our board with appropriate qualifications. In addition, some states and other regulatory authorities, including Nasdaq, have adopted board diversity requirements, which mandate that companies have a minimum number of directors who meet specified diversity criteria, or otherwise require that companies disclose board diversity information. If we are unable to attract and retain qualified board members who meet such diversity criteria, we will be unable to comply with such requirements and could face enforcement or other regulatory actions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease located in Redwood City, California. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 842, Leases, using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments.

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of December 31, 2021 is 2.9 years.

We believe that our current facilities are adequate for our current and anticipated future needs through at least 2022.

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

HOLDERS OF RECORD

As of March 18, 2022, there were 5,428,770 shares of our common stock held by 123 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

DIVIDEND POLICY

Our Series A preferred stock carries an 8% cumulative dividend, which accumulates and is compounded annually. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2018, and at our option is payable in additional shares of Series A preferred stock. Additionally, the terms of our Series A preferred stock and Series B preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have issued a total of 14,566 shares of Series A preferred stock to pay the preferred dividend to the holder of Series A preferred stock through December 31, 2021. Other than the preferred dividend on Series A preferred stock, we have never declared or paid any cash dividends on any of our capital stock. Except with respect to the Series A preferred stock’s cumulative dividend, we do not anticipate paying any dividends in the foreseeable future and currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2021 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.    [RESERVED]

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

Overview

We are a commercial-stage medical device company that designs, manufactures and sells real-time image-guided, minimally invasive catheter-based systems that are used by physicians to treat patients with peripheral artery disease, or PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular real-time image-guided system available in this market.

We design, manufacture, and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current Lumivascular platform consists of products including our Lightbox real-time imaging console, the Ocelot family of catheters, which are image-guided catheters designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and the Pantheris family of catheters, our image-guided atherectomy family of catheters which is designed to allow physicians to precisely remove arterial plaque in PAD patients.

We received CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration, or FDA, 510(k) clearance in November 2012. We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris SV, a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, a version of our Lightbox presenting significant reductions in size, weight and cost in comparison to the incumbent version.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include in-stent restenosis. Patient enrollment began in October 2017 and was completed in July 2021. Patient outcomes are being evaluated at thirty days, six months and one year following treatment. In November 2021, we received 510(k) clearance from the FDA for a new clinical indication for treating in-stent restenosis with Pantheris using the data collected and analyzed from INSIGHT. We expect this will expand our addressable market for Pantheris to include a high-incidence disease state for which there are few available indicated treatment options.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2022. We generated revenues of $9.1 million in 2019 and $8.8 million in 2020 and $10.1 million in 2021. The decline in revenue in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, we experienced a significant decline in sales in the second quarter of 2020, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. Starting in the third quarter of 2020, we experienced a rebound of sales as practitioners began to once again perform elective procedures. At present, a majority of jurisdictions have eased or are in the process of lifting restrictions on performing elective procedures, we cannot be certain that other jurisdictions in the United States will do so in the near future. Some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, these jurisdictions may also prolong restrictions on elective procedures. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict. While sales during 2021 increased in comparison to 2020, we believe COVID-19 has had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products. Consequently, it is unclear whether any reduction in sales from levels experienced prior to COVID-19 is temporary and whether such sales may be recoverable in the future. In addition, we have experienced disruptions in our manufacturing and supply chain, as well as delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

During 2020, we undertook actions to manage our available cash and other resources to help mitigate the effects of COVID-19 on our business, including by adjusting production to match demand for our products and reducing discretionary costs. For example, during the second quarter of 2020, we reduced base salaries for all of our non-manufacturing employees by 20% and reduction of hours worked by our manufacturing workers by 20%. Salaries and hours worked returned to prior levels starting in the third quarter of 2020. However, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to us in the future. These and other factors could adversely affect our ability to effectively manage our available cash and other resources.

Nasdaq Delisting Notice

On September 22, 2021, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price for the Company’s listed securities was less than $1.00 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until March 21, 2022, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq. On March 14, 2022, we effected a 1-for-20 reverse stock split of our outstanding shares of common stock. However, there is no guarantee that such reverse stock split will result in the bid price of our common stock closing at $1 or more for the required ten consecutive business days.

We have not yet regained compliance with the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we provided written notice to Nasdaq requesting an additional 180 calendar days to cure the deficiency on March 17, 2022, but have not yet received a response.

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

Global Supply Chain

We are closely monitoring the impacts of COVID-19 and general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs may similarly increase, including costs and availability of materials and labor. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in manufacturing and shipping constraints generally. While we have had sufficient inventory on-hand to meet our production requirements and customer demand, we have experienced some constraints with respect to the availability of certain materials and extended lead times from certain key suppliers. We have also experienced some delays in shipping products to our customers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers and could harm our business.

Reverse Stock Split

On March 11, 2022, our Board of Directors approved an amendment to our amended and restated certificate of incorporation to effect a 1-for-20 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective on March 14, 2022. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. All common stock, stock options, and restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

Financing

During the years ended December 31, 2021 and 2020, our net loss and comprehensive loss was $17.4 million and $19.0 million, respectively. We have not been profitable since inception, and as of December 31, 2021, our accumulated deficit was $384.8 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

In September 2015, we entered into a Term Loan Agreement, or Loan Agreement, with CRG Partners III L.P. and certain of its affiliated funds, collectively CRG, under which we were able to borrow up to $50.0 million on or before March 29, 2017, subject to certain terms and conditions. We borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016 under the Loan Agreement. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG, pursuant to which CRG purchased 44 shares of our common stock on September 22, 2015 at a price of $111,928 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

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

We have entered into several amendments to the Term Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which, was entered into on January 22, 2021. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no default has occurred and is continuing; (3) permitted us to make our entire interest payments in PIK interest payments for through December 31, 2023 so long as no default has occurred and is continuing; (4) extended the maturity date to December 31, 2025; (5) reduced the minimum liquidity requirement to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021, $10 million for 2022; (8) added minimum revenue covenants for of $12 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone event of default regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2022 due to the availability of our Tigereye product launch in late 2020 and easing of restrictions on elective procedures due to the diminishing impact of COVID-19. For the year ended December 31, 2021, there was one customer that represented 10% of revenues. For the year ended December 31, 2020, there were no customers that represented 10% or more of revenues.

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

Results of Operations (in thousands):

	Year Ended December 31,
	2021	2020

Revenues	$10,130	$8,761
Cost of revenues	6,706	6,143
Gross profit	3,424	2,618
Gross margin	34%	30%

Operating expenses:
Research and development	5,900	5,695
Selling, general and administrative	15,625	14,327
Total operating expenses	21,525	20,022
Loss from operations	(18,101)	(17,404)
Interest expense, net	(1,648)	(1,658)
Other income, net	2,337	56
Net loss and comprehensive loss	$(17,412)	$(19,006)

Comparison of Years Ended December 31, 2021 and 2020

Revenues.

Revenues increased $1.4 million, or 16%, to $10.1 million during the year ended December 31, 2021. The increased revenues reflect the impact of the commercial release of our Tigereye product in January 2021 and the rebounding of sales from COVID-19 as practitioners once again started to perform elective surgical procedures in certain jurisdictions. As mentioned previously, we have experienced fluctuating demand resulting from uncertainties due to the impact of COVID-19 on capacity limitations in hospitals. However, the capacity limitations experienced during the year ended December 31, 2021 were not as pervasive, and haven’t had as profound an impact on revenues, in comparison to the prior fiscal year. We anticipate that COVID-19 could continue to impact hospital capacities, and related demand for our products, for the foreseeable future.

Cost of Revenues and Gross Margin.

Cost of revenues increased $0.6 million, or 9%, to $6.7 million during the year ended December 31, 2021. This increase was primarily attributable to the increase in revenues. Stock-based compensation expense within cost of revenues totaled $0.1 million for each of the years ended December 31, 2021 and 2020.

Gross margin for the year ended December 31, 2021 increased to 34% compared to 30% in the prior year. The increase in gross margin was primarily due to the rebound of revenues from the significant decline experienced during the three months ended June 30, 2020 due to COVID-19 and the economies of scale experienced in 2021 relating to increased levels of production.

Research and Development Expenses.

R&D expenses increased $0.2 million or 4%, to $5.9 million during the year ended December 31, 2021. The increase is primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and higher project spending for next generation products such as Lightbox 3. Stock-based compensation expense within R&D totaled $0.3 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. We expect R&D expense to remain flat.

Selling, General and Administrative Expenses.

SG&A expenses increased $1.3 million, or 9%, to $15.6 million during the year ended December 31, 2021. This increase was primarily due to increases in compensation expense resulting from the cessation of cost reduction measures taken due to COVID-19 in the third quarter of 2020 and increased variable compensation resulting from the rebounding of sales as practitioners have once again started to perform elective surgical procedures. Stock-based compensation expense within SG&A totaled $0.6 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

Interest Expense, net.

Interest expense, net is comprised of interest expense net of interest income. Interest expense remained flat compared to the prior year primarily due to the amendment of the CRG loan, pursuant to which we extended the maturity date of the loan thereby resulting in lesser interest expense in the near term. This was partially offset by lower interest income as compared to the prior year, due to the decline in money market interest rates during the period.

Other income, net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other income, net for the year ended December 31, 2021 increased $2.3 million in comparison to the prior year as the PPP loan was fully forgiven resulting in a gain on extinguishment of that debt. Both periods included remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, usually resulting in nominal changes between periods.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $19.5 million and an accumulated deficit of $384.8 million, compared to cash and cash equivalents of $22.2 million and an accumulated deficit of $367.3 million as of December 31, 2020. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $19.5 million at December 31, 2021, together with the approximately $6.7 million net proceeds from the January 2022 equity financing (see Equity Financings below), expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the second quarter of 2023.

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

Equity Financings

On January 31, 2020, we completed a public offering of 321,429 shares of common stock at an offering price of $14.00 per share. As a result, we received net proceeds of approximately $3.9 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $14.00 per share.

On April 30, 2020, we completed a public offering of 630,000 shares of common stock at an offering price of $5.00 per share. On May 6, 2020, we issued an additional 94,500 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $3.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in our February 2018 offering, was reduced to $5.00 per share.

On June 26, 2020, we completed a public offering of 1,000,000 shares of common stock at an offering price of $5.40 per share. On July 9, 2020, we issued an additional 150,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering resulting in $0.7 million of additional net proceeds. As a result, we received aggregate net proceeds of approximately $5.5 million including the overallotment option and after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 6, 2020, under our universal shelf registration statement filed on March 7, 2019 (the “Shelf Registration Statement,”), we completed a public offering of 789,474 shares of common stock at an offering price of $7.60 per share. On August 11, 2020, we issued an additional 118,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 25, 2020, under the Shelf Registration Statement, we completed a public offering of 553,192 shares of common stock at an offering price of $9.40 per share. On September 1, 2020, we issued an additional 50,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, we received aggregate net proceeds of approximately $5.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On February 2, 2021, under the Shelf Registration Statement, we completed a bought deal offering of 500,000 shares of common stock at an offering price of $28.80 per share. As a result, we received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

January 2022 Offering

On January 14, 2022, the Company entered into a securities purchase agreement with several institutional investors pursuant to which the Company agreed to sell and issue, in a registered direct offering (“January 2022 offering”), an aggregate of 7,600 shares of the Company’s Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). As a result, the Company received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

In connection with the January 2022 offering and in accordance with the securities purchase agreement, we held a special meeting of stockholders on March 11, 2022 to consider a proposal (the “Proposal”) to amend to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to effect a reverse split of the outstanding shares of the Company’s common stock at a ratio between 1-for-5 and 1-for-20 (the “Reverse Split Amendment”). Our stockholders approved the Reverse Split Amendment at the special meeting. On March 11, 2022, following receipt of stockholder approval, our Board of Directors approved a reverse split ratio of 1-for-20 and we filed an amendment to our Charter to effect such reverse stock split, effective as of 5:00 pm Eastern Time on March 14, 2022.

Pursuant to the purchase agreement, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the shares of Series D preferred stock, which became effective on January 14, 2022. The Certificate of Designation provided, in particular, that the Series D preferred stock will have no voting rights, other than the right to vote as a class on certain matters, except that each share of Series D preferred stock had the right to cast 37,500 votes per share of Series D preferred stock on the Proposal (the “Supermajority Voting Rights”); provided, that the votes cast by the holders of the Series D preferred stock must be counted in the same proportion as the aggregate shares of common stock voted on the Proposal. Because the Proposal was approved by our stockholders at the special meeting held on March 11, 2022, the Series D preferred stock no longer has Supermajority Voting Rights.

The holders of the Series D preferred stock are entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Series D preferred stock is convertible into shares of common stock at a conversion price of $8.00 per share, as adjusted for the most recent reverse stock split. The conversion price can be adjusted pursuant to the Certificate of Designation for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a fundamental transaction (as defined in the Certificate of Designation). The Series D preferred stock can be converted at the option of the holders at any time. In addition, subject to the satisfaction of certain conditions, we may cause the holders of the Series D preferred stock to convert their shares of Series D preferred stock; provided, that shares of Series D preferred stock cannot be converted to common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Series D preferred stock, 9.99%) of our outstanding common stock. A holder of Series D preferred stock may, upon notice to us, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%. In March 2022, after the effectiveness of the Reverse Split Amendment, 5,200 shares of Series D preferred stock were converted into an aggregate of 650,000 shares of common stock.

The Common Warrants have an exercise price of $9.60 per share and become exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The Company also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 66,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $10.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

As a result of the issuance of the Common Warrants and Placement Agent Warrants issued in connection with our January 2022 offering, we expect a significant non-cash charge which will reduce our net income in the first quarter of 2022.

PPP Loan

On April 23, 2020, the Company received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the PPP under the CARES Act. The PPP Loan, which was in the form of a promissory note, dated April 20, 2020 (the “Promissory Note”), between the Company and Silicon Valley Bank (“SVB”) as the lender, was set to mature on April 20, 2022 and bore interest at a fixed rate of 1% per annum, payable monthly commencing six months from the date of the PPP Loan. The Company may voluntarily prepay the borrowings in full with no associated penalty or premium.

As previously disclosed, the PPP was administered by the U.S. Small Business Administration (the “SBA”). The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. The Company applied for debt forgiveness in December 2020.

On April 17, 2021, the Company was notified by SVB that its PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. The Company recorded the forgiveness as other income in April 2021 in the amount of $2.4 million, of which approximately $23,000 was accrued interest.

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of December 31, 2021, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Within 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,162	$2,341	$—	$—	$3,503
CRG Loan (2)	—	9,045	10,339	—	19,384
Noncancellable purchase commitments (3)	1,411	3	26	—	1,440
	$2,573	$11,389	$10,365	$—	$24,327

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of December 31, 2021, is $12.3 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. Refer to Item 8, Financial Statements and Supplementary Data, Footnote 7 for additional details.

(3)	Noncancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

CRG Loan

On March 2, 2020, we and CRG further amended the Loan Agreement to change the date upon which cash payments for interest would commence from the first quarter of 2020 to the third quarter of 2021. No cash payments for principal would be made until the final two years of the loan, which would mature in June 2023 at the time. On May 12, 2020, we and CRG entered into another amendment to waive the requirement that we comply with the minimum required revenue covenant for 2020 and granted us the ability to optionally prepay in whole or in part the outstanding principal amount of the Loan for the Redemption Price. On January 22, 2021, we and CRG entered into yet another amendment to extend the maturity date of the Loan Agreement from June 30, 2023 to December 31, 2025 while also extending the interest only payment period and the period we can make interest payments in PIK to December 31, 2023. This amendment also established minimum revenue covenants of $12 million for 2023, $14.5 million for 2024, and $17.5 million for 2025, among other things. The total CRG Loan amount, shown as long-term borrowings on the balance sheet as of December 31, 2021, is $12.3 million. However, upon maturity of the debt in December 2025, we will be obligated to pay $19.4 million under the CRG Loan, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted to the maturity date. Refer to Item 8, Financial Statements and Supplementary Data, Footnote 7 for additional details.

Lease Agreements

Our operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented below, the lease requires us to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. We record deferred rent calculated as the difference between rent expense and the cash rental payments.

The lease will expire on November 30, 2024. We are obligated to pay a total approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of December 31, 2021 is 2.9 years.

Cash Flows

	Year Ended December 31,
	2021	2020

Net cash (used in) provided by:
Operating activities	$(15,697)	$(14,835)
Investing activities	(34)	65
Financing activities	13,043	26,012
Net (decrease) increase in cash and cash equivalents	$(2,688)	$11,242

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $15.7 million, consisting primarily of a net loss of $17.4 million and a decrease in net operating assets of approximately $0.4 million, partially offset by net non-cash charges of $1.3 million. We recognized a non-cash gain on extinguishment of debt due to the forgiveness of the PPP Loan of $2.4 million. This gain was partially offset by non-cash charges related to stock-based compensation of $1.0 million, non-cash interest expense of $1.6 million, and depreciation of $0.7 million. The decrease in net operating assets was primarily due to an increase in accounts payable and other long-term liabilities; partially offset by the increase in inventory and a decrease in accrued compensation.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 of $34,000 consisted of purchases of property and equipment.

Net cash provided by investing activities during the year ended December 31, 2020 was $65,000 consisting of proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended December 31, 2021 of $13.0 million relates to proceeds from the issuance of common stock in our February 2021 public offering, net of various issuance costs.

Net cash provided by financing activities in the year ended December 31, 2020 of $26.0 million primarily relates to $23.6 million of proceeds from the issuance of common stock in our public offerings, net of various issuance costs and proceeds of $2.3 million from borrowings pursuant to the PPP Loan under the CARES Act.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. At each balance sheet date, management evaluates inventories for excess quantities, and obsolescence. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory, management adjusts the carrying value to estimated net realizable value. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories along with a corresponding charge to cost of revenues. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Specifically, the future demand is derived based on our historical experience, from discussion with users of our products and general market conditions. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. We also regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSU”), based on the grant-date estimated fair value. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As allowed under ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures as they occur. There haven’t been any recent grants of stock options.

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

Credit Risk

As of December 31, 2021, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At December 31, 2021 and 2020, there was one customer that represented 21% and 14% of accounts receivable. For the year ended December 31, 2021, there was one customer that represented 10% of revenues. For the year ended December 31, 2020, there were no customers that represented 10% or more of revenues.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The following table sets forth the names, ages as of March 1, 2022 and certain other information for each of the directors with terms expiring at the 2022 annual meeting of stockholders (the “Annual Meeting”) (who are also nominees for election as a director at the Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since	Current Term Expires
Directors
James G. Cullen(1)(2)(3)	III	79	Director and Chairman of the Board of Directors	2014	2024
Jeffrey M. Soinski	I	59	President, Chief Executive Officer and Director	2014	2022
James B. McElwee(1)(2)(3)	II	69	Director	2011	2023
Tamara N. Elias(1)(2)(3)	II	50	Director	2019	2024

(1)	Member of our audit committee
(2)	Member of our compensation committee
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

Executive Officers

The following table identifies certain information about our executive officers as of March 1, 2022.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Each of our executive officers serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Jeffrey M. Soinski	59	President, Chief Executive Officer and Director
Mark Weinswig	49	Chief Financial Officer
Himanshu N. Patel	61	Chief Technology Officer

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

Board Meetings and Committees

During our fiscal year ended December 31, 2021, our board of directors held 12 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he served during the periods that he served.  All of our directors who were directors at the time attended our 2021 annual meeting of stockholders telephonically.

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

All audit and non-audit services must be approved in advance by the audit committee.  Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our audit committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2021, our audit committee held four meetings.

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

Our Chief Executive Officer and Chief Financial Officer make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.  From time to time, the compensation committee may use outside compensation consultants to assist it in analyzing our compensation programs and in determining appropriate levels of compensation and benefits.  For example, we have periodically engaged Radford, a business unit of Aon Hewitt, to help develop our compensation philosophy, select a group of peer companies to use for compensation benchmarking purposes and advise on cash and equity compensation levels for our directors, executives and other employees based on current market practices.  We did not use any compensation consultants during our year ended December 31, 2021. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our compensation committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2021, our compensation committee held three meetings.

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2021, our nominating and corporate governance committee held no meetings.

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

Under our amended and restated bylaws, stockholders may also nominate candidates for our board of directors.  Any nomination must comply with the requirements set forth in our amended and restated bylaws and should be sent in writing to our Secretary at 400 Chesapeake Drive, Redwood City, California 94063.  To be timely for our 2022 annual meeting of stockholders, our Secretary must receive the nomination no earlier than August 22, 2022 and no later than September 21, 2022.

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

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our Chief Executive Officer and our two other most highly compensated executive officers in our fiscal years ended December 31, 2021 and 2020.  The individuals listed in the table below are our named executive officers for our fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey M. Soinski	2021	400,000	-	-	-	194,824	-	594,824
President and Chief Executive Officer	2020	376,667	-	-	-	128,236	-	504,903
Himanshu Patel	2021	300,000	-	-	-	116,047	-	416,047
Chief Technology Officer	2020	282,500	-	-	-	76,942	-	359,442
Mark B. Weinswig	2021	300,000	-	-	-	115,411	-	415,411
Chief Financial Officer	2020	282,500	-	-	-	76,942	-	359,442

(1)

The amounts reported for 2020 are inclusive of salary reductions for the above individuals as part of temporary cost saving measures employed by the company due to the adverse effects of COVID-19 pandemic on its business.

(2)

Non-equity incentive plan compensation includes cash awards granted at the discretion of the Compensation Committee under our Executive Incentive Compensation Plan for achieving certain performance-based criteria.

Executive Employment Letters

Jeffrey M. Soinski

Pursuant to the employment letter, as revised on September 9, 2020, between the Company and Jeffrey M. Soinski, our President and Chief Executive Officer, Mr. Soinski is entitled to receive as compensation (i) a base salary of $400,000, (ii) a discretionary bonus targeted at 75% of his base salary, subject to the achievement of certain goals mutually agreed upon by him and our board of directors and payable semi-annually; and (iii) other standard benefits provided to each of the Company’s executive officers. The letter has no specific term and provides for at-will employment.

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers at December 31, 2021.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Name	Grant Date	Exercisable (3)	Unexercisable
Jeffrey M. Soinski	12/31/2014(1)(7)	77	—	36,000	12/31/2024	—	—
	3/7/2016 (2)(7)	8	—	103,680	3/7/2026	—	—
	3/13/2017 (2) (7)	8	—	16,400	3/13/2027	—	—
	9/18/2019(2) (8)	—	—	—	—	1,250	11,250

Himanshu Patel	11/5/2013 (1) (6)	3	—	162,000	11/5/2023	—	—
	12/31/2014(1)(7)	22	—	36,000	12/31/2024	—	—
	3/3/2016(2) (7)	3	—	103,920	3/3/2026	—	—
	3/13/2017 (2) (7)	4	—	16,400	3/13/2027	—	—
	9/18/2019(2) (8)	—	—	—	—	833	7,497

Mark Weinswig	9/18/2019(2) (8)	—	—	—	—	833	7,497

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
(5)

This column represents the market value of the unvested shares of our common stock underlying the RSUs as of December 31, 2021, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, of $9.00 per share.

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

Retention Bonuses

On March 9, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company determined to provide certain incentive payments (the “Retention Bonuses”) to certain full-time executive officers and vice presidents of the Company, including Jeffrey M. Soinski, Mark Weinswig, and Himanshu Patel, who serve as the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer, respectively (the “Bonus Officers”), based on certain performance goals. The Retention Bonus consists of incentive payments in an amount equal to 100% of such Bonus Officer’s annual salary as of December 31, 2023, 50% of which will be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2023, and 50% to be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2024 (each, a “Retention Bonus Payment”). The Retention Bonus Payments may be paid in cash or equity, or a combination of both, as determined by the Committee. In addition, the Retention Bonus Payments shall accelerate in the event of a Change in Control, as defined in the Company’s Amended and Restated 2015 Equity Incentive Plan, provided that the Bonus Officer remains in his or her respective position through such Change in Control. Each Retention Bonus Payment shall be increased in the event that the price of the common stock of the Company is above $60.00 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of such Retention Bonus Payment, according to the schedule below:

●

If the stock price is between $60.00 and $79.99 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 25%;

●

If the stock price is between $80.00 and $99.99 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 50%; and

●

If the stock price is $100.00 or above (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 100%.

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

Compensation for Fiscal Year 2021

The following table sets forth a summary of the compensation received by our non-employee directors who received compensation during our fiscal year ended December 31, 2021:

Name	Fees earned or	Option awards(1)	Stock	Total
	paid in cash		awards(2)
James G. Cullen	$92,500	$-	$-	$92,500
James B. McElwee	65,000	-	-	65,000
Tamara Elias (3)	62,500	-	145,000	207,500

(1)	As of December 31, 2021, Messrs. Cullen and McElwee had outstanding options to purchase a total of 3,429 and 274 shares of our common stock, respectively.
(2)	During 2021, all non-employee directors that were directors at the time of grant did not receive an Annual RSU grant due to insufficient shares available within the 2015 Stock Plan.
(3)

During 2021, Dr. Elias received an RSU grant totaling $145,000 as compensation for her appointment to the board of directors on December 12, 2019. As of December 31, 2021, Dr. Elias had a total of 2,250 outstanding RSUs.

Directors who are also our employees receive no additional compensation for their service as directors.  During 2021, Jeffrey M. Soinski, our President, Chief Executive Officer and a director, was also our employee.  See the section titled “Summary Compensation Table” below for additional information about the compensation for Mr. Soinski.

Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors authorized 1,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 2,000 and 6,250 shares, respectively, to be made available under the ODPP. Common stock issued under the ODPP during the year ended December 31, 2020 totaled 2,652 shares. As of December 31, 2021, there were 4,609 shares reserved for issuance under the ODPP.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders.  The following table provides information as of December 31, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Restricted Stock Units and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	10,381	$23,816.00	8,480

(1)

Includes the following plans: our 2009 Stock Plan and our 2015 Plan.  Our 2015 Plan provides that on the first day of each fiscal year commencing in fiscal year 2016, the number of shares authorized for issuance under the 2015 Plan is automatically increased by a number equal to the lesser of (i) 211 shares of common stock, (ii) 5.0% of the aggregate number of shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors.

(2)	The weighted average exercise price does not take into account outstanding restricted stock, or RSUs, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of December 31, 2021 for:

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

Applicable percentage ownership is based on 4,778,263 shares of our common stock outstanding as of December 31, 2021. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of December 31, 2021.  However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Named Executive Officers and Directors:

Jeffrey M. Soinski(1)	5,913	*
Himanshu Patel(2)	14,536	*
Mark Weinswig(3)	4,019	*
James G. Cullen(4)	3,662	*
James B. McElwee(5)	3,507	*
Tamara N. Elias (6)	2,250	*
All executive officers, directors and director nominees as a group (6 individuals)(7)	33,887	*

*	Represents ownership of less than 1%

(1)	Consists of (i) 5,820 shares of common stock held of record by Mr. Soinski, and (ii) 93 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2021.

(2)

Consists of (i) 4,254 shares of common stock held of record by Mr. Patel, (ii) warrants to purchase 250 shares of common stock, (iii) 32 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2021, and (iv) 10,000 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock.

(3)	Consists of 4,019 shares of common stock held of record by Mr. Weinswig.

(4)

Consists of (i) 3,491 shares of common stock held of record by 2000 James Cullen Generation Skipping Family Trust, and (ii) 171 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2021. Mr. Cullen has sole voting and dispositive power with respect to shares held by James Cullen Generation Skipping Family Trust.  Mr. Cullen does not have a pecuniary interest in the James Cullen Generation Skipping Family Trust.

(5)	Consists of (i) 3,493 shares of common stock held of record by Mr. McElwee, and (ii) 14 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2021.

(6)	Consists of 2,250 shares of common stock held of record by Mrs. Elias.

(7)

Consists of (i) 23,327 shares of common stock, (ii) warrants to purchase 250 shares of common stock, (iii) 310 shares of common stock issuable upon exercise of options exercisable within 60 days of December 31, 2021 and (iv) 10,000 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We describe below transactions and series of similar transactions, since January 1, 2020, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years; and

●

any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

We have entered into employment and separation arrangements with certain current and former executive officers.  For more information on these employment and separation agreements, see the section titled “Executive Compensation - Executive Employment Letters” in Item 11 above.

We have entered into indemnification agreements with our directors and executive officers.  The indemnification agreements, as well as our certificate of incorporation and bylaws, require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee.  Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval.  In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Information regarding the independence of directors is disclosed above under Item 10 under the heading “Director Independence” and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us for the years ended December 31, 2021 and 2020 by Moss Adams, as applicable.  All fees below were approved by our Audit Committee.

Year ending December 31,	2021	2020
Audit fees(1)(2)	$414,750	$629,041
Audit related fees	—	14,450
All other fees(3)	1,725	—
Total	$416,475	$643,491

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

(2)	For the years ended December 31, 2021 and 2020, audit fees also include fees related to our public offerings and review of documents filed with the SEC of $52,500 and $281,491, respectively.
(3)	For the years ended December 31, 2021 all other fees was comprised of consultations relating to sales tax matters.

Auditor Independence

In our fiscal year ended December 31, 2021, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under this policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.  All fees paid to Moss Adams for our fiscal years ended December 31, 2021 and 2020 were pre-approved by our audit committee.

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

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2020	$19	$26	$26	$19
Fiscal year ended 2021	$19	$2	$15	$6

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2020	$6	$29	$15	$20
Fiscal year ended 2021	$20	$10	$10	$20

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4 (3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.5 (4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
3.6 (5)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
3.7 (5)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.8 (6)	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc.
3.9 (7)	Amendment to the Amended and Restated Bylaws of Avinger, Inc., dated as of October 27, 2021.
3.10 (8)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock.
3.11 (32)	Certificate of Amendment to the Restated Certificate of Incorporation Avinger, Inc. dated March 11, 2022.
4.1 (9)	Specimen Common Stock certificate of the registrant.
4.2 (5)	Specimen Series 1/2 warrant of the registrant.
4.3 (10)	Form of Common Stock Purchase Warrant
4.4 (11)	Description of Registrant’s Securities
4.5 (12)	Form of Common Stock Purchase Warrant.
4.6 (12)	Form of Placement Agent Warrant.
10.1 (13)	Form of Indemnification Agreement for directors and executive officers.
10.2 (14)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3 (14)	2014 Preferred Stock Plan.
10.4 (15)	2015 Equity Incentive Plan, as amended
10.5 (13)	Form of Restricted Stock Unit Award Agreement.
10.6 (13)	Form of Stock Option Agreement.
10.7 (13)	2015 Employee Stock Purchase Plan.
10.8 (13)	Executive Incentive Compensation Plan.
10.9 (14)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.

Exhibit Number	Exhibit Title
10.10 (14)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (14)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (17)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.13 (14)	Employment Letter dated December 29, 2010 by and between the registrant and Matthew B. Ferguson.
10.14 (14)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.15 (14)	Change of Control and Severance Agreement dated March 1, 2012 by and between the registrant and Matthew B. Ferguson.
10.16 (18)	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.17 (4)	Registration Rights Agreement, dated as of February, 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.18 (14)	Note and Warrant Purchase Agreement dated October 29, 2013 by and between the registrant and holders of convertible promissory notes.
10.19 (14)	Amendment No. 1 to the Note and Warrant Purchase Agreement dated May 6, 2014 by and between the registrant and holders of convertible promissory notes.
10.20 (16)

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.21 (16)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.23 (17)	Purchase Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.24 (19)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.26 (20)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.27 (21)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.28 (4)	Amendment No. 2 to Term Loan Agreement, dated as of February 14, 2018, by and among the registrant and the lenders party thereto.
10.29 (4)	Series A Preferred Stock Purchase Agreement, dated as of February 14, 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.30 (22)	Securities Purchase Agreement, dated as of July 12, 2018, by and among the registrant and the purchasers identified on the signature pages thereto.
10.31 (23)	Separation Agreement and Release, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.32 (23)	Master Consulting Agreement, dated as of August 1, 2018, between the registrant and Matt Ferguson.
10.33 (23)	Employment Offer Letter, dated as of June 11, 2018, between the registrant and Mark Weinswig.
10.34 (23)	Change of Control and Severance Agreement, dated as of June 25, 2018, between the registrant and Mark Weinswig.
10.35 (24)	Officer and Director Share Purchase Plan.
10.36 (25)	Change of Control and Severance Agreement, dated as of October 10, 2013, between the registrant and Himanshu Patel.
10.37 (26)	Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC.
10.38 (27)	Amended and Restated 2015 Equity Incentive Plan
10.39 (28)	Amended and Restated Officer and Director Share Purchase Plan
10.40 (11)	Amendment No. 1 to Amended and Restated Officer and Director Share Purchase Plan
10.41 (11)	Amendment No. 3 to Term Loan Agreement dated as of March 2, 2020, by and among the registrant and the lenders party thereto
10.42 (11)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated March 29, 2018, by and between the registrant and Jeff Soinski
10.43 (11)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated October 10, 2013, by and between the registrant and Himanshu Patel

10.44 (11)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated June 25, 2018, by and between the registrant and Mark Weinswig
10.45 (29)	Promissory Note dated April 20, 2020 between Avinger, Inc. and Silicon Valley Bank
10.46 (30)	Amendment No. 4 and Waiver to Term Loan Agreement
10.47 (31)	Amendment No. 5 to Term Loan Agreement, dated January 22, 2021, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.
10.48 (12)	Form of Securities Purchase Agreement, dated January 12, 2022 by and between Avinger, Inc. and the purchasers party thereto.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.
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

(5)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2018, and incorporated by reference herein.
(6)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019, and incorporated by reference herein.
(7)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2021, and incorporated by reference herein.
(8)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022, and incorporated by reference herein.
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

(11)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2020, and incorporated by reference herein.
(12)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2022, and incorporated by reference herein.
(13)

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

(15)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(16)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.
(17)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.
(18)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, and incorporated by reference herein.
(19)

Previously filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221368), filed with the Securities and Exchange Commission on November 6, 2017, and incorporated by reference herein.

(20)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(21)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.
(22)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.
(23)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(24)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018, and incorporated by reference herein.
(25)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019, and incorporated by reference herein.
(26)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019, and incorporated by reference herein.
(27)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2019, and incorporated by reference herein.
(28)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2019, and incorporated by reference herein.
(29)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020, and incorporated by reference herein.
(30)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2020, and incorporated by reference herein.
(31)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021, and incorporated by reference herein.
(32)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2022, and incorporated by reference herein.

ITEM 16.     FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, and for the

Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avinger, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and the financial statement schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Inventories

As described in Notes 2 and 4 to the financial statements, the Company’s inventories balance was $4.6 million as of December 31, 2021. The Company values its inventories at lower of cost (determined using the first-in, first-out method) or net realizable value. The Company writes down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. The evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory.

We identified the valuation of inventories, in particular the estimates for excess quantities and obsolescence, as a critical audit matter, because of the significant assumptions and subjective judgments used by management, which in turn led to the use of subjective auditor judgment and audit effort to address the matter.

The primary procedures we performed to address the critical audit matter included:

●	Evaluating management’s process for developing the estimates of excess and obsolete inventories by:

●	Evaluating the methodology utilized to calculate the write-downs;

●	Performing inquiries with management as to the composition of the reserve for inventory items without recent sales;

●	Assessing the appropriateness of the formulaic calculation and management adjustments by product type; and

●	Testing the mathematical accuracy of the formulaic calculation.

●	Evaluating the reasonableness of the significant assumptions used by management including those related to future demand by:

●	Evaluating management’s ability to provide reasonable forecast of sales by comparing prior period sales forecasts to actual results; and

●

Performing inquiries with nonfinancial personnel, including sales and production employees, regarding obsolete or discontinued inventory items and other factors to corroborate management’s assertions regarding qualitative judgments about excess and obsolete inventories or unrecorded reserves.

●

Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate and calculations related to the application of the methodology to specific inventory categories by agreement to supporting documentation and recalculation.

●

Performing a substantive analytical procedure, whereby we developed an independent expectation of the excess and obsolescence reserve based primarily on historical trends, and compared that expectation to the recorded amount.

/s/ Moss Adams LLP

San Francisco, California

March 22, 2022

We have served as the Company’s auditor since 2017.

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,497	$22,185
Accounts receivable, net of allowance for doubtful accounts of $6 and $19 at December 31, 2021 and 2020, respectively	1,393	1,484
Inventories	4,601	3,876
Prepaid expenses and other current assets	300	350
Total current assets	25,791	27,895

Right of use asset	3,179	4,063
Property and equipment, net	95	727
Other assets	420	510
Total assets	$29,485	$33,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,394	$694
Accrued compensation	1,609	1,703
Accrued expenses and other current liabilities	718	669
Leasehold liability, current portion	985	806
Borrowings, current portion	—	3,590
Total current liabilities	4,706	7,462

Borrowings, long-term portion	12,287	9,400
Leasehold liability, long-term portion	2,194	3,257
Other long-term liabilities	575	—
Total liabilities	19,762	20,119

Commitments and contingencies (Note 9)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2021 and 2020
Shares issued and outstanding: 56,451 and 52,369 at December 31, 2021 and 2020, respectively; aggregate liquidation preference related to Series A convertible preferred stock of $56,366 and $52,191 at December 31, 2021 and 2020, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2021 and 2020
Shares issued and outstanding: 4,778,263 and 4,246,308 at December 31, 2021 and 2020, respectively	96	85
Additional paid-in capital	394,380	380,332
Accumulated deficit	(384,753)	(367,341)
Total stockholders’ equity	9,723	13,076
Total liabilities and stockholders’ equity	$29,485	$33,195

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenues	$10,130	$8,761
Cost of revenues	6,706	6,143
Gross profit	3,424	2,618

Operating expenses:
Research and development	5,900	5,695
Selling, general and administrative	15,625	14,327
Total operating expenses	21,525	20,022
Loss from operations	(18,101)	(17,404)

Interest income	3	34
Interest expense	(1,651)	(1,692)
Other income, net	2,337	56
Net loss and comprehensive loss	(17,412)	(19,006)
Accretion of preferred stock dividends	(4,175)	(3,866)
Net loss applicable to common stockholders	$(21,587)	$(22,872)
Net loss per share attributable to common stockholders, basic and diluted	$(4.57)	$(9.29)

Weighted average common shares used to compute net loss per share, basic and diluted	4,722	2,462

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2019	48,503	$—	518,233	$10	$355,220	$(348,335)	$6,895
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	3,707,016	74	23,572	—	23,646
Employee stock-based compensation	—	—	—	—	1,513	—	1,513
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	21,059	1	27	—	28
Issuance of Series A preferred stock to pay dividends	3,866	—	—	—	3,866	—	3,866
Accretion of Series A preferred stock dividends	—	—	—	—	(3,866)	—	(3,866)
Net and comprehensive loss	—	—	—	—	—	(19,006)	(19,006)
Balance at December 31, 2020	52,369	—	4,246,308	85	380,332	(367,341)	13,076
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	500,000	10	13,033	—	13,043
Conversion of Series B preferred stock into common stock	(93)	—	18,600	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	13,355	1	—	—	1
Employee stock-based compensation	—	—	—	—	1,015	—	1,015
Issuance of Series A preferred stock to pay dividends	4,175	—	—	—	4,175	—	4,175
Accretion of Series A preferred stock dividends	—	—	—	—	(4,175)	—	(4,175)
Net and comprehensive loss	—	—	—	—	—	(17,412)	(17,412)
Balance at December 31, 2021	56,451	$—	4,778,263	$96	$394,380	$(384,753)	$9,723

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(17,412)	$(19,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687	897
Amortization of debt issuance costs and debt discount	86	168
Stock-based compensation	1,015	1,513
Noncash interest expense and other charges	1,564	1,524
Change in right of use asset	133	169
Provision for excess and obsolete inventories	125	528
Gain on extinguishment of debt	(2,353)	—
Other non-cash charges	2	(54)
Changes in operating assets and liabilities:
Accounts receivable	89	(1)
Inventories	(849)	(490)
Prepaid expenses and other current assets	50	(48)
Other assets	(43)	5
Accounts payable	679	31
Accrued compensation	(94)	(79)
Accrued expenses and other current liabilities	49	15
Other long-term liabilities	575	(7)
Net cash used in operating activities	(15,697)	(14,835)

Cash flows from investing activities
Purchase of property and equipment	(34)	—
Proceeds from sale of property and equipment	—	65
Net cash provided by (used in) investing activities	(34)	65

Cash flows from financing activities
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	13,043	23,646
Proceeds from borrowings, net of issuance costs	—	2,330
Proceeds from issuance of common stock under officers’ and directors’ purchase plan	—	36
Net cash provided by financing activities	13,043	26,012

Net change in cash and cash equivalents	(2,688)	11,242
Cash and cash equivalents, beginning of period	22,185	10,943
Cash and cash equivalents, end of period	$19,497	$22,185

Supplemental disclosure of cash flow information

Noncash investing and financing activities:

Accretion of Series A preferred stock dividends	$4,175	$3,866
Issuance of Series A preferred stock as dividend payment	$4,175	$3,866
Reclassification of right of use asset to prepaid rent	$(133)	$(169)
Purchases of property and equipment in accounts payable	$21	$—

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography ( “OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, our Lightbox consoles, as well as a variety of disposable catheter products. The Company’s current catheter products includes its Lumivascular platform products, Ocelot and Tigereye, all of which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company also has image-guided atherectomy solutions under its suite of Lumivascular products, Pantheris and Pantheris SV, which are designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company is located in Redwood City, California.

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company had an accumulated deficit of $384.8 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $19.5 million at December 31, 2021, together with approximately $6.7 million net proceeds from the January 2022 equity financing, and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through the second quarter of 2023. The Company received net proceeds of approximately $3.9 million from the sale of its common stock in its January 2020 offering, $2.3 million of loan proceeds in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which was forgiven in April 2021, $3.0 million from the sale of its common stock in April and May 2020, $5.5 million from the sale of its common stock in June and July 2020, $11.3 million from the sale of its common stock in August and September 2020, and approximately $13.0 million from the sale of its common stock in February 2021. The Company does not have any immediate plans to raise additional funds through future equity or debt financings. However, the Company may decide to raise additional funds to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

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

On September 22, 2021, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until March 21, 2022, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq. On March 14, 2022, we effected a 1-for-20 reverse stock split of our outstanding shares of common stock. However, there is no guarantee that such reverse stock split will result in the bid price of our common stock closing at $1 or more for the required ten consecutive business days.

The Company has not yet regained compliance with the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company provided written notice to Nasdaq requesting an additional 180 calendar days to cure the deficiency on March 17, 2022, but have not yet received a response. If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we could face significant material adverse consequences including among other things, a decreased ability to issue additional securities or obtain additional financing in the future, a limited availability of market quotations for our securities, reduced liquidity for our securities.

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

Public Offerings

On January 31, 2020, the Company completed a public offering of 321,429 shares of common stock at an offering price of $14.00 per share. As a result, the Company received net proceeds of approximately $3.9 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in the February 2018 offering, was reduced to $14.00 per share.

On April 30, 2020, the Company completed a public offering of 630,000 shares of common stock at an offering price of $5.00 per share. On May 6, 2020, the Company issued an additional 94,500 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, the Company received aggregate net proceeds of approximately $3.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. Due to anti-dilution provisions, the conversion price of the outstanding shares of Series B preferred stock, which was issued in the February 2018 offering, was reduced to $5.00 per share.

On June 26, 2020, the Company completed a public offering of 1,000,000 shares of common stock at an offering price of $5.40 per share. On July 9, 2020, the Company issued an additional 150,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering resulting in $0.7 million of additional net proceeds. As a result, the Company received aggregate net proceeds of approximately $5.5 million including the overallotment option and after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 6, 2020, under the universal shelf registration statement filed on March 7, 2019 (the “Shelf Registration Statement,”), the Company completed a public offering of 789,474 shares of common stock at an offering price of $7.60 per share. On August 11, 2020, the Company issued an additional 118,421 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, the Company received aggregate net proceeds of approximately $6.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On August 25, 2020, under the Shelf Registration Statement, the Company completed a public offering of 553,192 shares of common stock at an offering price of $9.40 per share. On September 1, 2020, the Company issued an additional 50,000 shares of common stock at the same offering price pursuant to the exercise in full of the underwriter’s over-allotment option in connection with the aforementioned offering. As a result, the Company received aggregate net proceeds of approximately $5.1 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

On February 2, 2021, under the Shelf Registration Statement, the Company completed a bought deal offering of 500,000 shares of common stock at an offering price of $28.80 per share. As a result, the Company received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

January 2022 Offering

On January 14, 2022, the Company entered into a securities purchase agreement with several institutional investors pursuant to which the Company agreed to sell and issue, in a registered direct offering ( “January 2022 offering”), an aggregate of 7,600 shares of the Company’s Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). As a result, the Company received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

In connection with the January 2022 offering and in accordance with the securities purchase agreement, the Company held a special meeting of stockholders on March 11, 2022 to consider a proposal (the “Proposal”) to amend to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to effect a reverse split of the outstanding shares of the Company’s common stock at a ratio between 1-for-5 and 1-for-20 (the “Reverse Split Amendment”). The Company’s stockholders approved the Reverse Split Amendment at the special meeting. On March 11, 2022, following receipt of stockholder approval, the Company’s Board of Directors approved a reverse split ratio of 1-for-20 and the Company filed an amendment to our Charter to effect such reverse stock split, effective as of 5:00 pm Eastern Time on March 14, 2022.

Pursuant to the purchase agreement, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the shares of Series D preferred stock, which became effective on January 14, 2022. The Certificate of Designation provided, in particular, that the Series D preferred stock will have no voting rights, other than the right to vote as a class on certain matters, except that each share of Series D preferred stock had the right to cast 37,500 votes per share of Series D preferred stock on the Proposal (the “Supermajority Voting Rights”); provided, that the votes cast by the holders of the Series D preferred stock must be counted in the same proportion as the aggregate shares of common stock voted on the Proposal. Because the Proposal was approved by our stockholders at the special meeting held on March 11, 2022, the Series D preferred stock no longer has Supermajority Voting Rights.

The holders of the Series D preferred stock are entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Series D preferred stock is convertible into shares of common stock at a conversion price of $8.00 per share, as adjusted for the most recent reverse stock split. The conversion price can be adjusted pursuant to the Certificate of Designation for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a fundamental transaction (as defined in the Certificate of Designation). The Series D preferred stock can be converted at the option of the holders at any time. In addition, subject to the satisfaction of certain conditions, the Company may cause the holders of the Series D preferred stock to convert their shares of Series D preferred stock; provided, that shares of Series D preferred stock cannot be converted to common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Series D preferred stock, 9.99%) of our outstanding common stock. A holder of Series D preferred stock may, upon notice to the Company, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

The Common Warrants have an exercise price of $9.60 per share and become exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The Company also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 66,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $10.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

On March 11, 2022, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-20 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on March 14, 2022. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. All common stock, stock options, restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2021 and 2020. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2021 and 2020, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of December 31, 2021 and 2020. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable to the extent of the amounts recorded on the balance sheets.

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2021 and 2020.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At December 31, 2021 and 2020, there was one customer that represented 21% and 14% of accounts receivable. For the year ended December 31, 2021, there was one customer that represented 10% of revenues. For the year ended December 31, 2020, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

The Company manufactures its commercial products in-house, including the Pantheris and Ocelot family of catheters. Certain of the Company’s product components and sub-assemblies are manufactured by sole suppliers, including internally. Disruption in component or sub-assembly supply from these manufacturers or from in-house production would have a negative impact on the Company’s financial position and results of operations.

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

Accounts receivable allowance for doubtful accounts provision and recoveries or write-offs are summarized as follows (in thousands):

	2021	2020
Beginning balance	$19	$19
Provision	2	26
Recoveries/write-offs	(15)	(26)
Ending balance	$6	$19

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. At each balance sheet date, management evaluates inventories for excess quantities, and obsolescence. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory, management adjusts the carrying value to estimated net realizable value. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories along with a corresponding charge to cost of revenues. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. The cost of inventories are regularly reviewed against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on the gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2021.

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

	2021	2020
Beginning balance	$193	$215
Warranty provision	49	142
Usage/Release	(55)	(164)
Ending balance	$187	$193

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

Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSU”), based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company has not granted any stock options since 2017. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As allowed under ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures as they occur.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income, net. During the years ended December 31, 2021 and 2020, the Company recorded $16,000 and $18,000 of foreign currency exchange net (gains)/losses, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2021 and 2020, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of December 31, 2021 and 2020, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Net loss applicable to common stockholders	$(21,587)	$(22,872)
Weighted average common stock outstanding, basic and diluted	4,722	2,462
Net loss per share attributable to common stockholders, basic and diluted	$(4.57)	$(9.29)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Year Ended December 31,
	2021	2020
Common stock warrants equivalents	135,430	137,700
Common stock options	335	351
Convertible preferred stock	52,289	48,503
Unvested restricted stock units	17,793	35,971
	205,847	222,525

Comprehensive Loss

For the years ended December 31, 2021 and 2020, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For each of the years ended December 31, 2021 and 2020, 94% of the Company’s revenues were in the United States, based on the shipping location of the external customer.

Recent Accounting Pronouncements

Recently adopted accounting standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard was adopted by the Company on January 1, 2021. The adoption of this new standard did not have a material impact on the Company’s financial statements.

Recent accounting standards not yet adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument.  As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company in the first quarter of 2024 and early adoption is permitted.  This new standard is not expected to have a material impact on the Company’s financial statements.

In May 2021, ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options was issued to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such was warrants, that remain equity classified after modification or exchange. This ASU became effective for the Company on January 1, 2022 and is not expected to have a material impact on the financial statements.

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

As of December 31, 2021 and 2020, the Company’s cash equivalents were all categorized as Level 1 and consisted of money market funds. As of December 31, 2021 and 2020, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the years ended December 31, 2021 and 2020.

In January 2022, the Company issued warrants to purchase common stock categorized as Level 3.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$2,503	$1,904
Work-in-process	1	180
Finished products	2,097	1,792
Total inventories	$4,601	$3,876

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Equipment held by customers	$2,362	$2,746
Machinery and equipment	1,391	1,679
Computer software	122	122
Computer equipment	173	144
Furniture and fixture	78	78
Leasehold improvements	320	311
Total property and equipment, gross	4,446	5,080
Less: Accumulated depreciation and amortization	(4,351)	(4,353)
Total property and equipment, net	$95	$727

Depreciation expense for the years ended December 31, 2021 and 2020, was approximately $687,000 and $897,000, respectively.

Property and equipment include certain equipment that is leased to customers and located at customer premises. The Company retains the ownership of the equipment held for evaluation and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers of $539,000 and $629,000 was recorded in cost of revenues during the years ended December 31, 2021 and 2020, respectively. This leased equipment was fully depreciated as of December 31, 2021. The net book value of this leased equipment was $518,000 at December 31, 2020.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued product warranty costs	$187	$193
Accrued clinical trial costs	153	96
Deferred revenue	123	28
Accrued travel expenses	118	104
Accrued sales and use tax	33	43
Accrued professional fees	—	65
Other accrued liabilities	104	140
Total accrued expenses and other current liabilities	$718	$669

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

●

and amend the on-going stand-alone representation and stand-alone event of default regarding “Material Adverse Change” such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change

Under the amended Loan Agreement, no cash payments for either principal or interest are due until the first quarter of 2024. The interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2024, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.9 million with total principal payments of $7.5 million in 2024 and $7.5 million in 2025. The maturity date of the Loan is December 31, 2025.

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

As of December 31, 2021, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of December 31, 2021, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all amendments occurring prior to our fiscal year end, were as follows (in thousands):

Year Ending December 31,
2022	$—
2023	—
2024	9,045
2025	10,339
Total	19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to December 31, 2021	(6,765)
Less: Amount representing debt issuance costs	(332)
Borrowings, long term portion, as of December 31, 2021	$12,287

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2021 and 2020, the balance of the aggregate debt discount was approximately $333,000 and $418,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $86,000 and $169,000 during the years ended December 31, 2021 and 2020, respectively. The Company incurred total interest expense of approximately $1.6 million and $1.5 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, all of the CRG borrowings and associated aggregate debt discount were classified as non-current.

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

The PPP was administered by the U.S. Small Business Administration (the “SBA”). The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. The Company applied for debt forgiveness in December 2020.

On April 17, 2021, the Company was notified by SVB that its PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. The Company recorded the forgiveness as other income in April 2021 in the amount of $2.4 million, of which approximately $23,000 was accrued interest.

For the years ended December 31, 2021 and 2020, the Company incurred interest expense of approximately $7,000 and $16,000, respectively, related to the PPP Loan.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of December 31, 2021 is 2.9 years.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for both the years ended December 31, 2021 and 2020 was approximately $1.3 million. Our variable expenses for both the years ended December 31, 2021 and 2020 was approximately $0.2 million. Operating right-of-use asset amortization for the year ended December 31, 2021 and 2020 was approximately $1.0 million and $964,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $158,000 and $291,000 as prepaid rent included in other assets on the balance sheet as of December 31, 2021 and 2020, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	$1,162
2023	1,203
2024	1,138
Total	3,503
Less: Imputed interest	(324)
Leasehold liability as of December 31, 2021	$3,179

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of December 31, 2021 and December 31, 2020 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	December 31, 2021	December 31, 2020
Right of use assets:
Operating lease	Right of use asset	$3,179	$4,063
Total right of use assets		$3,179	$4,063
Lease liabilities:
Operating lease	Leasehold liability, current portion	$985	$806
	Leasehold liability, long-term portion	2,194	3,257
Total lease liabilities		$3,179	$4,063

9. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.4 million as of December 31, 2021. The majority of this amount is related to commitments to purchase inventory components for our various product lines.

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

10. Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share, of which 56,451 shares were issued and outstanding. As of December 31, 2020, there were 52,369 shares of convertible preferred stock issued and outstanding.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share, no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. During the years ended December 31, 2021 and 2020, 4,175 and 3,866 additional shares, respectively, were issued to CRG as payment of dividends. As of December 31, 2021, 56,366 shares of Series A preferred stock were outstanding, which are currently convertible into shares of the Company’s common stock at $400 per share. The Series A preferred stock annual dividends of approximately $4.2 million and $3.9 million during the years ended December 31, 2021 and 2020, respectively.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2021, 93 of these shares converted into 18,600 shares of common stock. As of December 31, 2021, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $5 per share.

Series D Convertible Preferred Stock

On January 14, 2022, the Company entered into a security purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering ( “January 2022 offering”), an aggregate of 7,600 shares of the Company’s Series D convertible preferred stock, par value $0.001 per share at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). The shares of Series D Preferred Stock has a stated value of $1,000 per share and are convertible into an aggregate of 950,000 shares of common stock at a conversion price of $8.00 per share.

The Series D preferred stock has no voting rights, other than the right to vote as a class on certain matters, except that each share of Series D preferred stock has the right to cast 37,500 votes per share of Series D preferred stock on a one-time proposal (the “Proposal”) to amend to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to effect a reverse split of the outstanding shares of the Company’s common stock at a ratio between 1-for-5 and 1-for-20 (the “Reverse Split Amendment”) (the “Supermajority Voting Rights”); provided, that the votes cast by the holders of the Series D preferred stock must be counted by the Company in the same proportion as the aggregate shares of common stock voted on the Proposal. Because the Proposal was approved by our stockholders at the special meeting held on March 11, 2022, the Series D preferred stock no longer has Supermajority Voting Rights.

The holders of the Series D preferred stock are entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Series D preferred stock is convertible into shares of common stock at a conversion price of $8.00 per share, as adjusted for the most recent reverse stock split. The conversion price can be adjusted pursuant to the Certificate of Designation for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a fundamental transaction (as defined in the Certificate of Designation). The Series D preferred stock can be converted at the option of the holders at any time. In addition, subject to the satisfaction of certain conditions, we may cause the holders of the Series D preferred stock to convert their shares of Series D preferred stock; provided, that shares of Series D preferred stock cannot be converted to common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Series D preferred stock, 9.99%) of our outstanding common stock. A holder of Series D preferred stock may, upon notice to us, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

Common Stock

At December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 4,778,263 shares were issued and outstanding.

Common Stock Warrants

As of December 31, 2021, we had outstanding warrants to purchase common stock as follows, which include the warrants issued in connection with the Company’s January 2022 offering:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	September 2027
Total	43,936,895	1,006,285

As of December 31, 2020, we had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the July 2018 financing	1,083,091	5,416	$316.00	July 2021
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Total	27,539,986	137,701

Pursuant to the purchase agreement entered into on January 14, 2022, the Company issued the Common Warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock at an exercise price of $9.60 per share and become exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The exercise price and the number of shares of common stock issuable upon exercise of each common warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Common Warrants immediately prior to the fundamental transaction.

The Common Warrants can be exercised at the option of the holders at any time after they become exercisable provided that shares of the Common Warrants cannot be exercised into common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Common Warrants, 9.99%) of the Company’s outstanding common stock immediately after giving effect to the exercise. A holder of the Common Warrants may, upon notice to the Company, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

The Company also issued to the placement agent of the January 2022 Offering warrants to purchase up to an aggregate of 66,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $10.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

During the year ended December 31, 2021, a total of 1,083,091 warrant shares to purchase a total of up to 5,416 shares of common stock that issued in connection with the July 2018 financing expired without being exercised. As of December 31, 2021 and 2020, warrants to purchase an aggregate of 1,006,285 and 137,701 shares of common stock, respectively, were outstanding.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. The shares reserved for issuance under the 2015 Plan includes share awards granted under the prior equity incentive plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. In addition, the number of shares available for issuance under the 2015 Plan includes an automatic annual increase on the first day of each fiscal year equal to the lesser of 211 shares, 5.0% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year or an amount as determined by the Board of Directors. As of December 31, 2021, 8,480 shares were available for grant under the 2015 Plan.

Pursuant to the 2015 Plan, ISOs and NSOs may be granted with exercise prices at not less than 100% of the fair value of the common stock on the date of grant and the exercise price of ISOs granted to a stockholder, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be not less than 110% of the fair market value per share of common stock on the date of grant. The Company’s Board of Directors determines the vesting schedule of the options. Options granted generally vest over four years and expire ten years from the date of grant.

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2019	370	$26,189.40		$—
Options expired	(28)	$42,583.40
Options forfeited	(1)	$16,400.00
Balance at December 31, 2020	341	$24,831.70	5.81	$—
Options expired	(10)	$58,632.36
Options forfeited	—	$—
Balance at December 31, 2021	331	$23,815.95	4.93	$—

Exercisable at December 31, 2021	331	$23,815.95	4.93	$—

Vested and expected to vest at December 31, 2021	331	$23,815.95	4.93	$—

Additional information related to the Company’s stock options as of December 31, 2021 is summarized as follows:

Options Outstanding						Options Vested
				Weighted	Weighted		Weighted
				Average	Average		Average
Exercise			Options	Remaining	Exercise	Number	Exercise
Price			Outstanding	Contractual Life	Price	Exercisable	Price
		$334.00	155	6.44	$334.00	155	$334.00
$400.00	-	29,400.00	39	5.18	$17,372.31	39	$17,372.31
		$36,000.00	110	3.00	$36,000.00	110	$36,000.00
$87,280.00	-	162,000.00	27	3.69	$115,913.85	27	$115,913.85
			331	4.93	$23,342.58	331	$23,342.58

There were no options granted or exercised during either of the years ended December 31, 2021 or 2020. For the years ended December 31, 2021 and 2020, stock-based compensation expense recognized associated with stock options vesting was approximately $4,000 and $58,000, respectively. As of  December 31, 2021, there is no remaining unamortized stock-based compensation expense associated with unvested stock options. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2021 and 2020.

The Company’s RSUs generally vest annually over three years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2019	45,425	$81.80	1.81
Awarded	2,375	$11.60
Released	(18,407)	$91.40
Forfeited	(8,761)	$54.40
Awards outstanding at December 31, 2020	20,632	$76.82	0.98
Awarded	4,500	$32.20
Released	(13,355)	$104.23
Forfeited	(1,727)	$53.79
Awards outstanding at December 31, 2021	10,050	$24.37	0.72

As of  December 31, 2021, there was approximately $0.2 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of less than one year. The outstanding non-vested and expected to vest RSUs at December 31, 2021 have an aggregate fair value of approximately $0.1 million. The Company used the closing market price of $9 per share at December 31, 2021 to determine the aggregate fair value for the RSUs outstanding at that date. For the years ended December 31, 2021 and 2020, the fair value of RSUs vested was approximately $273,000 and $135,000, respectively. For the years ended December 31, 2021 and 2020, stock-based compensation expense recognized associated with the vesting of RSUs was approximately $1.0 million and $1.5 million, respectively.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. The Board of Directors authorized 1,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 2,000 and 6,250 shares, respectively, to be made available under the ODPP. There was no common stock issued under the ODPP during the year ended December 31, 2021. Common stock issued under the ODPP during the year ended December 31, 2020 totaled 2,652 shares. As of December 31, 2021, there were 4,609 shares reserved for issuance under the ODPP.

11. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized, before taxes, during the years ended December 31, 2021 and 2020, is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenues	$101	$132
Research and development expenses	287	469
Selling, general and administrative expenses	627	912
	$1,015	$1,513

12. Income Taxes

For the years ended December 31, 2021 and 2020, the Company’s provision for income taxes consisted of zero state income tax expense. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Tax at federal statutory rate	$(3,657)	$(3,991)
State taxes, net of federal benefit	(711)	(760)
Permanent differences	(445)	56
Change in valuation allowance	5,104	4,909
Research credits	(286)	(211)
Other	(5)	(3)
Provision for taxes	$—	$—

Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Federal, state and foreign net operating losses	$83,211	$79,253
Research and other credits	4,892	4,766
Operating lease liability	752	994
Accruals and other	2,845	2,305
Total deferred tax assets	91,700	87,318
Less: Valuation allowance	(90,908)	(86,193)
Total net deferred tax assets	792	1,125
Deferred liabilities:
Fixed assets	(2)	(60)
Operating lease right of use asset	(790)	(1,065)
Total deferred tax liabilities	(792)	(1,125)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by $4.7 million and increased by $3.4 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had approximately $334.4 million of federal and $204.8 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2027 and 2024, respectively. Out of the Federal net operating loss carryforwards, $76.9 million were generated post  December 31, 2017 and have no expiration.

As of December 31, 2021, the Company also had approximately $3.9 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for both federal and California purposes. The federal credit carryforwards expire beginning in 2027, and the California research credits do not expire and may be carried forward indefinitely.

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

A reconciliation of the beginning and ending amount of the gross recognized tax benefit is as follows (in thousands):

	As of December 31,
	2021	2020
Balance at beginning of year	$2,307	$2,094
Increase based on the tax positions in the current year	228	169
(Decrease) Increase for tax positions of prior year	(169)	44
Balance at end of year	$2,366	$2,307

As of December 31, 2021, all unrecognized tax benefits would be subject to a full valuation allowance, if recognized, and would not affect the Company’s tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2021 or 2020.

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

14. Subsequent Events

On March 15, 2022, certain holders of Series D preferred stock opted to convert their Series D preferred stock into common stock. A total of 5,200 shares of Series D preferred stock were converted resulting in the issuance of an aggregate of 650,000 shares of common stock. After giving effect to these aforementioned conversions, there remains 2,400 shares of Series D preferred stock, which if converted, would result in the issuance of 300,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 22, 2022	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2022	/s/ Mark Weinswig
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

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer);	March 22, 2022
Jeffrey M. Soinski	Director

/s/ Mark Weinswig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2022
Mark Weinswig

/s/ James B. McElwee	Director	March 22, 2022
James B. McElwee

/s/ James G. Cullen	Director	March 22, 2022
James G. Cullen

/s/ Tamara Elias	Director	March 22, 2022
Tamara Elias