Form 10-Q
period 2022-03-31
Avinger Inc
filed 2022-05-10
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 5,679,849.

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

●	the effects of the COVID-19 pandemic on our business and results of operations;

●	our ability to identify and develop new and planned products and acquire new products, including those for the coronary market;

●	our financial performance;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally; and

●	developments and projections relating to our competitors or our industry.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2022. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,006	$19,497
Accounts receivable, net of allowance for doubtful accounts of $6 at March 31, 2022 and December 31, 2021	1,365	1,393
Inventories	5,350	4,601
Prepaid expenses and other current assets	1,315	300
Total current assets	28,036	25,791

Right of use asset	2,940	3,179
Property and equipment, net	230	95
Other assets	406	420
Total assets	$31,612	$29,485

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,172	$1,394
Accrued compensation	1,881	1,609
Series A preferred stock dividends payable	1,127	—
Accrued expenses and other current liabilities	816	718
Leasehold liability, current portion	1,011	985
Total current liabilities	6,007	4,706

Borrowings, long-term portion	12,727	12,287
Leasehold liability, long-term portion	1,929	2,194
Other long-term liabilities	719	575
Total liabilities	21,382	19,762

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at March 31, 2022 and December 31, 2021
Shares issued and outstanding: 58,851 and 56,451 at March 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $56,366 at March 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at March 31, 2022 and December 31, 2021
Shares issued and outstanding: 5,454,849 and 4,778,263 at March 31, 2022 and December 31, 2021, respectively	5	96
Additional paid-in capital	400,118	394,380
Accumulated deficit	(389,893)	(384,753)
Total stockholders’ equity	10,230	9,723
Total liabilities and stockholders’ equity	$31,612	$29,485

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$1,888	$2,559
Cost of revenues	1,364	1,665
Gross profit	524	894

Operating expenses:
Research and development	1,072	1,598
Selling, general and administrative	4,148	3,945
Total operating expenses	5,220	5,543
Loss from operations	(4,696)	(4,649)

Interest expense, net	(439)	(396)
Other expense, net	(5)	(7)
Net loss and comprehensive loss	(5,140)	(5,052)
Accretion of preferred stock dividends	(1,127)	(1,044)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	(5,111)	—
Net loss applicable to common stockholders	$(11,378)	$(6,096)

Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(1.33)
Weighted average common shares used to compute net loss per share, basic and diluted	4,889	4,572

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	52,369	$—	4,246,306	$85	$380,332	$(367,341)	$13,076
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	500,000	10	13,067	—	13,077
Conversion of Series B preferred stock into common stock	(93)	—	18,600	—	—	—	—
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	2,669	—	—	—	—
Employee stock-based compensation	—	—	—	—	418	—	418
Accretion of Series A preferred stock dividends	—	—	—	—	(1,044)	—	(1,044)
Net and comprehensive loss	—	—	—	—	—	(5,052)	(5,052)
Balance at March 31, 2021	52,276	$—	4,767,575	$95	$392,773	$(372,393)	$20,475

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	56,451	$—	4,778,263	$96	$394,380	$(384,753)	$9,723
Issuance of Series D preferred stock, net of commissions and issuance costs	7,600	—	—	—	6,721	—	6,721
Conversion of Series D preferred stock into common stock	(5,200)	—	650,000	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	—	—	417	—	—	—	—
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	26,169	(92)	92	—	—
Employee stock-based compensation	—	—	—	—	52	—	52
Accretion of Series A preferred stock dividends	—	—	—	—	(1,127)	—	(1,127)
Net and comprehensive loss	—	—	—	—	—	(5,140)	(5,140)
Balance at March 31, 2022	58,851	$—	5,454,849	$5	$400,118	$(389,893)	$10,230

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(5,140)	$(5,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	194
Amortization of debt issuance costs and debt discount	21	28
Stock-based compensation	52	418
Noncash interest expense and other charges	419	370
Change in right of use asset	24	34
Provision for excess and obsolete inventories	8	7
Other non-cash charges	1	2
Changes in operating assets and liabilities:
Accounts receivable	28	(49)
Inventories	(875)	(67)
Prepaid expenses and other current assets	(1,015)	(968)
Other assets	(10)	—
Accounts payable	(223)	84
Accrued compensation	272	(135)
Accrued expenses and other current liabilities	98	187
Other long-term liabilities	144	144
Net cash used in operating activities	(6,181)	(4,803)

Cash flows from investing activities
Purchase of property and equipment	(31)	(11)
Net cash used in investing activities	(31)	(11)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of commissions and issuance costs	6,721	—
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	—	13,077
Net cash provided by financing activities	6,721	13,077

Net change in cash and cash equivalents	509	8,263
Cash and cash equivalents, beginning of period	19,497	22,185
Cash and cash equivalents, end of period	$20,006	$30,448

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$1,127	$1,044
Transfers between inventory and property and equipment	$118	$—
Reclassification of right of use asset to prepaid rent	$(24)	$(34)

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography ( “OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, our Lightbox consoles, as well as a variety of disposable catheter products. The Company’s current catheter products include Ocelot and Tigereye, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company also has image-guided atherectomy products, Pantheris and Pantheris SV, which are designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company is in the process of developing next-generation CTO crossing devices to target coronary CTO markets. The Company is located in Redwood City, California.

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2022, the Company had an accumulated deficit of $389.9 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $20.0 million at March 31, 2022 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations into the second quarter of 2023. The Company received net proceeds of approximately $6.7 million net proceeds from the  January 2022 Series D preferred stock equity financing and $13.0 million from the sale of its common stock in February 2021. The Company may decide to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that the Company may undertake in the next twelve months could cause substantial dilution to its existing stockholders, and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. In addition, the COVID-19 pandemic and responses thereto have resulted in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue the development and sale of one or more of its products. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development of innovative medical technologies, its ability to successfully commercialize its products and its ability to raise significant additional funding.

On September 22, 2021, the Company received a letter from Nasdaq’s Listing Qualifications Department notifying it that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for its listed securities was less than $1 for the previous 30 consecutive business days. The Company had a period of 180 calendar days, or until March 21, 2022, to regain compliance with the rule referred to in this paragraph. The Company did not regain compliance with the minimum bid price requirement by March 21, 2022. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company provided written notice to Nasdaq of its intent to cure the deficiency and, on March 22, 2022, the Company received notice that Nasdaq granted the Company an additional 180 calendar days, or until September 19, 2022, to regain compliance.

On March 29, 2022, the Company received a letter from Nasdaq notifying the Company that the Staff had determined that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, that the Company had regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Stock Market and that the matter is now closed. While the Company has regained compliance with the minimum bid price requirement, there can be no assurance that the Company will be able to maintain compliance with the minimum bid price requirement in the future.

Public Offerings

Past Offerings

On February 2, 2021, under the shelf registration statement, the Company completed a bought deal offering of 500,000 shares of common stock at an offering price of $28.80 per share. As a result, the Company received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

January 2022 Offering

On January 14, 2022, the Company entered into a securities purchase agreement with several institutional investors pursuant to which the Company agreed to sell and issue, in a registered direct offering ( “January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share which is convertible into common stock at a conversion price of $8.00 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). As a result, the Company received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

In connection with the January 2022 Offering and in accordance with the securities purchase agreement, the Company held a special meeting of stockholders on March 11, 2022 to consider a proposal (the “Proposal”) to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to effect a reverse split of the outstanding shares of the Company’s common stock at a ratio between 1-for-5 and 1-for-20 (the “Reverse Split Amendment”). The Company’s stockholders approved the Reverse Split Amendment at the special meeting. On March 11, 2022, following receipt of stockholder approval, the Company’s Board of Directors approved a reverse split ratio of 1-for-20 and the Company filed an amendment to the Company’s Charter to effect such reverse stock split, effective as of 5:00 pm Eastern Time on March 14, 2022.

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

The 807,500 Common Warrants have an exercise price of $9.60 per share and become exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The Company also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 66,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $10.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year. The December 31, 2021 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 22, 2022. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

On March 11, 2022, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-20 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on March 14, 2022. The par value of the common stock was not adjusted as a result of the reverse stock split. All common stock, stock options, restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2022 and December 31, 2021.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At March 31, 2022 and December 31, 2021, there was one customer that represented 13% and 21% of accounts receivable, respectively. For the three months ended March 31, 2022, there was one customer that represented 14% of revenues. For the three months ended March 31, 2021, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended March 31,
	2022	2021
Beginning balance	$187	$193
Warranty provision	4	20
Usage/Release	(20)	(2)
Ending balance	$171	$211

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share applicable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share applicable to common stockholders is computed by dividing the net loss attributable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of March 31, 2022 and 2021, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share applicable to common stockholders is the same as diluted net loss per share applicable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss applicable to common stockholders	$(11,378)	$(6,096)
Weighted average common stock outstanding, basic and diluted	4,889	4,572
Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(1.33)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended March 31,
	2022	2021
Common stock warrants equivalents	871,808	137,700
Common stock options	331	339
Convertible preferred stock	62,002	2,617
Unvested restricted stock units	9,866	21,043
	944,007	161,699

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For both the three months ended March 31, 2022 and 2021, 94% of the Company’s revenues were in the United States, based on the shipping location of the external customer.

As of March 31, 2022 and December 31, 2021, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2022 and December 31, 2021, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2022.

Recent Accounting Pronouncements

Recently adopted accounting standards

In May 2021, ASU No. 2021-04, Issuer’s Accounting for Certain Modifications of Exchanges of Freestanding Equity-Classified Written Call Options was issued to clarify the accounting for modifications or exchanges of freestanding equity-classified written call options, such was warrants, that remain equity classified after modification or exchange. The standard was adopted by the Company on January 1, 2022. This new standard did not have a material impact on the Company’s financial statements.

Recent accounting standards not yet adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument.  As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (ii) a convertible debt instrument was issued at a substantial premium. The standard becomes effective for the Company, as a smaller reporting company as defined by the SEC, in the first quarter of 2024 and early adoption is permitted.  This new standard is not expected to have a material impact on the Company’s financial statements.

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$2,530	$2,503
Work-in-process	989	1
Finished products	1,831	2,097
Total inventories	$5,350	$4,601

4. Borrowings

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

As of March 31, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2022, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all aforementioned amendments, were as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months of the year)	$—
2023	—
2024	9,045
2025	10,339
Total	19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to March 31, 2022	(6,345)
Less: Amount representing debt financing costs	(312)
Borrowings, long-term portion, as of March 31, 2022	$12,727

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2022 and December 31, 2021, the balance of the aggregate debt discount was approximately $312,000 and $333,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $21,000 and $38,000 during the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company incurred total interest expense of approximately $440,000 and $393,000, respectively.

As of March 31, 2022, all of the CRG borrowings and associated aggregate debt discount were classified as non-current.

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

The PPP Loan was administered by the U.S. Small Business Administration (the “SBA”). The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. The Company applied for debt forgiveness in December 2020.

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

5. Leases

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of March 31, 2022 is 2.7 years.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for both the three months ended March 31, 2022 and 2021 was approximately $314,000. The Company’s variable expenses for the three months ended March 31, 2022 and 2021 were approximately $66,000 and $59,000, respectively. Operating right-of-use asset amortization for the three months ended March 31, 2022 and 2021 was approximately $264,000 and $249,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $150,000 and $158,000 as prepaid rent included in other assets on the condensed balance sheet as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of March 31, 2022 (in thousands):

Year Ending December 31,
2022 (remaining nine months of the year)	$873
2023	1,203
2024	1,138
Total	3,214
Less: Imputed interest	(274)
Leasehold liability as of March 31, 2022	$2,940

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of March 31, 2022 and December 31, 2021 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	March 31, 2022	December 31, 2021
Right of use assets:
Operating lease	Right of use asset	$2,940	$3,179
Total right of use assets		$2,940	$3,179
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,011	$985
	Leasehold liability, long-term portion	1,929	2,194
Total lease liabilities		$2,940	$3,179

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.2 million as of March 31, 2022. The majority of this amount is related to commitments to purchase inventory components for our various product lines.

Legal Proceedings

The Company is not currently involved in any pending legal proceedings that the Company believes could have a material adverse effect on our financial condition, results of operations or cash flows. From time to time, the Company may be involved in legal proceedings or investigations, which could harm our reputation, business and financial condition and divert the attention of our management from the operation of our business.

7. Stockholders’ Equity

Convertible Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of March 31, 2022 and December 31, 2021, 58,851 and 56,451 shares were issued and outstanding, respectively.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share, no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. During the year ended December 31, 2021, 4,175 additional shares were issued to CRG as payment of dividends. As of March 31, 2022 and December 31, 2021, 56,366 shares of Series A preferred stock were outstanding, which are currently convertible into shares of the Company’s common stock at $400 per share. The Series A preferred stock accrued additional dividends of approximately $1.1 million and $1.0 million during the quarters ended March 31, 2022 and 2021, respectively.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2021, 93 of these shares converted into 18,600 shares of common stock. As of March 31, 2022 and December 31, 2021, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $5 per share.

Series D Convertible Preferred Stock

On January 14, 2022, the Company entered into a security purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering ( “January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D convertible preferred stock, par value $0.001 per share at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). The shares of Series D preferred stock has a stated value of $1,000 per share and are convertible into an aggregate of 950,000 shares of common stock at a conversion price of $8.00 per share. During the three months ended March 31, 2022, 5,200 of these shares converted into 650,000 shares of common stock. As of March 31, 2022, 2,400 shares of Series D preferred stock were outstanding, which are currently convertible into shares of the Company’s common stock at $8 per share.

On April 1, 2022 and on May 6, 2022, a holder of Series D preferred stock opted to convert some of their Series D preferred stock into common stock. A total of 600 and 1,200 shares of Series D preferred stock were converted resulting in the issuance of an aggregate of 75,000 and 150,000 shares of common stock, respectively. After giving effect to these conversion, there remains 600 shares of Series D preferred stock, which if converted, would result in the issuance of 75,000 shares of common stock.

The Series D preferred stock can be converted at the option of the holders at any time. In addition, subject to the satisfaction of certain conditions, the Company may cause the holders of the Series D preferred stock to convert their shares of Series D preferred stock; provided, that shares of Series D preferred stock cannot be converted to common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Series D preferred stock, 9.99%) of our outstanding common stock. A holder of Series D preferred stock may, upon notice to us, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%. The Series D preferred stock have a liquidation preference equal to $0.01 per share of Series D preferred stock.

The Series D preferred stock does not have any mandatory redemption provisions, contingently redeemable redemption provisions, preferential dividend rights, or voting rights, apart from mirrored, non-discretionary voting rights with common stock as a single class, equal to 37,500 votes per share of common stock underlying the preferred stock on a one-time proposal (the “Proposal”) to amend to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to effect a reverse split of the outstanding shares of the Company’s common stock at a ratio between 1-for-5 and 1-for-20 (the “Reverse Split Amendment”) which was approved by the Company’s stockholders at a special stockholder meeting on March 11, 2022.

The Company evaluated the classification of the Series D preferred stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the preferred stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to each instrument of $4,009 and $3,591, respectively. On the issuance date, the Company estimated the fair value of the warrants issued to investors (the “Common Warrants”) and to placement agent designees using a Black-Scholes option pricing model using the following assumptions: (i) contractual term of 5.5 years, (ii) expected volatility rate of 136.61%, (iii) risk-free interest rate of 1.51%, (iv) expected dividend rate of 0%, and (v) closing price of the Company’s common stock of the day immediately preceding the registered direct offering. The fair value of preferred stock was estimated based upon equivalent common shares that preferred stock could have been converted into at the closing price of the day immediately preceding the purchase date.

The embedded conversion feature was evaluated and bifurcation from the preferred stock equity host was not considered necessary. The issuance of the Series D convertible preferred stock generated a beneficial conversion feature (“BCF”) which arose as the equity security was issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recorded the BCF as a discount to the preferred stock resulting in the amount of $5,111 based on the intrinsic value of the beneficial conversion. As the preferred stock was immediately convertible into common stock subject to the consummation of the reverse stock split on March 14, 2022, a deemed dividend related to the discount associated with the beneficial conversion feature was recorded on that date. This one-time, non-cash charge impacted net loss applicable to common stockholders and net loss per share attributable to common stockholders for the three months ended March 31, 2022.

Common Stock

As of March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 5,454,849 shares were issued and outstanding.

Common Stock Warrants

As of March 31, 2022, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Total as of December 31, 2021	26,456,895	132,265
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	July 2027
Total as of March 31, 2022	43,936,895	1,006,285

Pursuant to the purchase agreement entered into on January 14, 2022, the Company issued the Common Warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock at an exercise price of $9.60 per share and which become exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The exercise price and the number of shares of common stock issuable upon exercise of each common warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Common Warrants immediately prior to the fundamental transaction.

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

As of March 31, 2022 and December 31, 2021, warrants to purchase an aggregate of 1,006,285 and 132,265 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). As of March 31, 2022, 8,564 shares were available for grant under the 2015 Plan.

The Company’s RSUs generally vest annually over three years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2021	10,060	$24.39	0.72
Awarded	—	$—	—
Released	(417)	$11.64	—
Forfeited	(84)	$23.00	—
Awards outstanding at March 31, 2022	9,559	$24.95	0.48

As of  March 31, 2022, there was approximately $0.1 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 0.5 years. The outstanding non-vested and expected to vest RSUs at March 31, 2022 have an aggregate fair value of less than $0.1 million. The Company used the closing market price of $3.63 per share at March 31, 2022, to determine the aggregate fair value for the RSUs outstanding at that date. For the three months ended March 31, 2022 and 2021, the fair value of RSUs vested was approximately $3,000 and $87,000 respectively. For the three months ended March 31, 2022 and 2021, stock-based compensation expense recognized associated with the vesting of RSUs was $52,000 and $0.4 million, respectively.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. The Board of Directors authorized 1,000 shares to be made available for purchase by officers and directors under the ODPP. Effective on August 28, 2019 and March 10, 2020, the Board of Directors approved an additional 2,000 and 6,250 shares, respectively, to be made available under the ODPP. There was no common stock issued under the ODPP during either the three months ended March 31, 2022 or 2021. As of March 31, 2022, there were 4,609 shares reserved for issuance under the ODPP.

8. Stock-Based Compensation

Total non-cash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three months ended March 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$7	$34
Research and development expenses	13	111
Selling, general and administrative expenses	32	273
	$52	$418

9. Subsequent Events

Departure of Officer

On April 29, 2022, Mark Weinswig, the Chief Financial Officer of the Company, provided notice to the Company of his resignation as Chief Financial Officer of the Company effective end-of-day May 12, 2022. Concurrent with his departure, the Company expects to adjust certain accrued compensation in the amount of $0.1 million that will no longer have to be paid with respect to Mr. Weinswig.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 22, 2022 titled “Risk Factors.”

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

We are in the process of developing CTO crossing devices to target the coronary CTO market. The market for medical devices in the coronary artery disease (“CAD”) market is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation and there is no guarantee that we will be successful in developing and marketing any new CAD product. We are working on understanding market requirements and beginning the development process for the new CAD product. We anticipate that we will incur additional expenses as we continue to evaluate and develop potential CAD products.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. We expect our current manufacturing facility in California, will be sufficient through at least 2022. We generated revenues of $8.8 million in 2020 and $10.1 million in 2021. The lower revenues in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures. Revenues in 2021 and 2022 continue to fluctuate due to COVID-19.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic, we experienced a significant decline in sales, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. We have continued to experience fluctuating sales as practitioners in certain jurisdictions were able to perform elective procedures while other jurisdictions were continuing to experience capacity issues. While at present, a majority of jurisdictions have eased or are in the process of lifting restrictions on performing elective procedures, we cannot be certain that other jurisdictions in the United States will do so in the near future, or that such restrictions will not be adopted again in the future. Some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which has prompted certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, these jurisdictions may also prolong restrictions on elective procedures. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict. We believe COVID-19 has had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products as was the case during the three months ended March 31, 2022. Consequently, it is unclear whether any reduction in sales from levels experienced prior to COVID-19 is temporary and whether such sales may be recoverable in the future. In addition, we have experienced disruptions in our manufacturing and supply chain, as well as delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

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

Nasdaq Delisting Notice

On September 22, 2021, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until March 21, 2022, to regain compliance with the rule referred to in this paragraph. We did not regain compliance with the minimum bid price requirement by March 21, 2022. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we provided written notice to Nasdaq of our intent to cure the deficiency and, on March 22, 2022, we received notice that Nasdaq granted us an additional 180 calendar days, or until September 19, 2022, to regain compliance.

On March 29, 2022, we received a letter from Nasdaq notifying us that the Staff had determined that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, that we had regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Stock Market and that the matter is now closed. While we have regained compliance with the minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or Nasdaq’s other continued listing requirements in the future.

Global Supply Chain

We are closely monitoring the impacts of COVID-19 and general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs may similarly increase, including costs and availability of materials and labor. In addition, COVID-19 and other events, including port closures or labor shortages, have resulted in manufacturing and shipping constraints generally. While we have had sufficient inventory on-hand to meet our current production requirements and customer demand, we have experienced some constraints with respect to the availability of certain materials and extended lead times from certain key suppliers. We have also experienced some delays in shipping products to our customers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers in the future and could harm our business.

We may need to identify and qualify new suppliers in response to disruptions and difficulties experienced by some of our current suppliers. The process of identifying and qualifying suppliers is lengthy with no guarantee of ultimately mitigating the current issues experience by the Company. This process can include but is not limited to delays in qualification, quality issues on components, and higher costs to source these components. All of these issues may impair our ability to meet the demands of our customers in the future.

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

Financing

During the three months ended March 31, 2022, our net loss and comprehensive net loss was $5.1 million; during the years ended December 31, 2021 and 2020, it was $17.4 million and $19.0 million, respectively. We have not been profitable since inception, and as of March 31, 2022, our accumulated deficit was $389.9 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 22, 2022.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. For the three months ended March 31, 2022, there was one customer that represented 14% of revenues. For the three months ended March 31, 2021, there were no customers that represented 10% or more of revenues.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter and our ability to have product available in light of supply chain challenges. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients. Additionally, we believe COVID-19 has had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs and general corporate expenses. We expect SG&A expenses to increase as we expand our commercial efforts and additional costs related to corporate matters.

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

Results of Operations:

	Three Months Ended March 31,
	2022	2021

Revenues	$1,888	$2,559
Cost of revenues	1,364	1,665
Gross profit	524	894
Gross margin	28%	35%
Operating expenses:
Research and development	1,072	1,598
Selling, general and administrative	4,148	3,945
Total operating expenses	5,220	5,543
Loss from operations	(4,696)	(4,649)
Interest expense, net	(439)	(396)
Other expense, net	(5)	(7)
Net loss and comprehensive loss	$(5,140)	$(5,052)

Comparison of Three Months Ended March 31, 2022 and 2021

Revenues.

For the three months ended March 31, 2022, revenue decreased by $0.7 million or 26% compared to the three months ended March 31, 2021. The decrease in revenues reflect the fluctuating demand primarily resulting from uncertainties due to COVID-19 as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. We anticipate that COVID-19 could continue to impact hospital capacities, and related demand for our products, for the foreseeable future.

Cost of Revenues and Gross Margin.

For the three months ended March 31, 2022, cost of revenues decreased by $0.3 million or 18% compared to the three months ended March 31, 2021. This decrease was primarily attributable to the decrease in revenues. Stock-based compensation expense within cost of revenues totaled $7,000 and $34,000 for the three months ended March 31, 2022 and 2021, respectively.

Gross margin for the three months ended March 31, 2022 decreased to 28%, compared to 35% in the three months ended March 31, 2021. The decrease in gross margin was primarily due to the decrease in revenues and consequently a decrease in economies of scale relating to the decreased levels of production.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended March 31, 2022 decreased $0.5 million or 33% compared to the three months ended March 31, 2021 primarily due to the completion of our development efforts on the Lightbox 3 last fiscal year. Stock-based compensation expense within R&D totaled approximately $13,000 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended March 31, 2022 increased by $0.2 million or 5%, compared to the three months ended March 31, 2021 primarily due to an increase in third-party professional services and other ancillary expenses. Stock-based compensation expense within SG&A totaled approximately $33,000 and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Interest Expense, Net.

Interest expense, net for the three months ended March 31, 2022 increased by 11% or $42,000, compared to the three months ended March 31, 2021, primarily due to the higher CRG loan balance from interest being compounded. Interest income remains low due to the decline in the money market interest rates.

Other Expense, Net.

Other expense, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other expense, net for the three months ended March 31, 2022 remained flat in comparison to the three months ended March 31, 2021 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, thus resulting in nominal changes between periods.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $20.0 million and an accumulated deficit of $389.9 million, compared to cash and cash equivalents of $19.5 million and an accumulated deficit of $384.8 million as of December 31, 2021. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $20.0 million at March 31, 2022 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations into the second quarter of 2023.

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

January 2022 Offering

On January 14, 2022, we entered into a securities purchase agreement with several institutional investors pursuant to which we agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of our Series D convertible preferred stock, par value of $0.001 per share, at an offering price of $1,000 per share. Concurrently, we agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of our common stock (the “Common Warrants”). As a result, we received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

In connection with the January 2022 Offering and in accordance with the securities purchase agreement, we held a special meeting of stockholders on March 11, 2022 to consider a proposal (the “Proposal”) to amend to our Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to effect a reverse split of the outstanding shares of our common stock at a ratio between 1-for-5 and 1-for-20 (the “Reverse Split Amendment”). Our stockholders approved the Reverse Split Amendment at the special meeting. On March 11, 2022, following receipt of stockholder approval, our Board of Directors approved a reverse split ratio of 1-for-20 and we filed an amendment to our Charter to effect such reverse stock split, effective as of 5:00 pm Eastern Time on March 14, 2022.

Pursuant to the purchase agreement, we filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the shares of Series D preferred stock, which became effective on January 14, 2022. The Certificate of Designation provided, in particular, that the Series D preferred stock will have no voting rights, other than the right to vote as a class on certain matters, except that each share of Series D preferred stock had the right to cast 37,500 votes per share of Series D preferred stock on the Proposal (the “Supermajority Voting Rights”); provided, that the votes cast by the holders of the Series D preferred stock must be counted in the same proportion as the aggregate shares of common stock voted on the Proposal. Because the Proposal was approved by our stockholders at the special meeting held on March 11, 2022, the Series D preferred stock no longer has Supermajority Voting Rights.

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

The Common Warrants have an exercise price of $9.60 per share and become exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. We also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 66,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $10.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

PPP Loan

On April 23, 2020, we received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the PPP under the CARES Act. The PPP Loan, which was in the form of a promissory note, dated April 20, 2020 (the “Promissory Note”), between us and Silicon Valley Bank (“SVB”) as the lender, was set to mature on April 20, 2022 and bore interest at a fixed rate of 1% per annum.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of March 31, 2022, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,173	$2,041	$—	$—	$3,214
CRG Loan (2)	—	11,153	8,230	—	19,383
Noncancelable purchase commitments (3)	1,158	30	26	—	1,214
	$2,331	$13,224	$8,256	$—	$23,811

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of March 31, 2022, is $12.7 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

(3)	Noncancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,181)	$(4,803)
Investing activities	(31)	(11)
Financing activities	6,721	13,077
Net change in cash and cash equivalents	$509	$8,263

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $6.2 million, consisting primarily of a net loss of $5.1 million and an increase in net operating assets of $1.6 million, partially offset by non-cash charges of $0.5 million. Non-cash charges largely related to non-cash interest expense of $0.4 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due; and purchases of inventory components. These increases were partially offset by the increase in accrued compensation and other long-term liabilities due to timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during both the three months ended March 31, 2022 and 2021 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2022 of $6.7 million relates to proceeds from the issuance of preferred stock and warrants in the January 2022 Offering, net of commissions and various issuance costs.

Net cash provided by financing activities in the three months ended March 31, 2021 of $13.1 million relates to proceeds from the issuance of common stock in our January 2021 public offering, net of commissions and various issuance costs.

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

Credit Risk

As of March 31, 2022 and December 31, 2021, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At March 31, 2022 and December 31, 2021, there was one customer that represented 13% and 21% of accounts receivable.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.” In addition to those risk factors, the below risk factors are applicable to us. Any one or more of these risk factors could, in whole or in part, directly or indirectly, materially adversely impact our business and stock price and cause our actual financial condition and results of operations to vary materially from its past, or its anticipated future, financial condition and results of operations.

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

In particular, Nasdaq Listing Rule 5550(a) and 5550(b)(1) require us to maintain a minimum stockholders’ equity of $2.5 million. While we are currently in compliance with this rule, we may not be able to maintain compliance in the future. We have, since our inception, incurred net losses and expect we will continue to incur net losses. The decline in our equity is a direct result of our net loss. As we continue to incur losses, our accumulated deficit will continue to increase, which will have a negative impact on our equity balance. Therefore, if we do not continually raise funds through various equity offerings that have an accretive value to our equity, our equity balances will continue to decline. If we are unable to raise capital in a manner that provides accretive value to our equity, our stockholders’ equity may decrease below the minimum required by Nasdaq, which could result in Nasdaq delisting our common stock.

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

In particular, the Loan Agreement, as most recently amended in January 2021, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenues of $10.0 million in 2022, $12.0 million in 2023, $14.5 million in 2024 and $17.0 million in 2025. Our revenue for the quarter ended March 31, 2022 was approximately $1.9 million. Based on our annualized revenue as of March 31, 2022, we are not currently on-track to satisfy the minimum revenue covenant for 2022. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. Such prepayment would use capital resources that are otherwise required for us to operate our business and, therefore, if we are required to pay such amounts our liquidity and operations could be adversely affected. In addition, if we are unable to make such required prepayment and, as a result, default on our obligations under the Loan Agreement, our business will be adversely affected. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

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

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Our employees may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. For example, our Chief Financial Officer recently provided notice to us that he is resigning effective May 12, 2022. If we are unable to hire one or more replacement employees or otherwise fill his responsibilities, our ability to effectively manage our business could be adversely affected.

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

We currently manufacture some of our components and sub-assemblies at our Redwood City facility and rely on third-party vendors for other components and sub-assemblies used in our Lumivascular platform. For several of our components and sub-assemblies we rely on single and limited source suppliers. For example, we rely on single vendors for our optical fiber, coatings and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox. These components are critical to our products and there are relatively few, and in some cases, no alternative sources of supply. Further, we do not carry a significant inventory of these components. If our suppliers of these materials cease doing business, reduce their production capacity, or otherwise limit the amount of materials we can purchase, we may be unable to acquire necessary materials on favorable terms, or at all. If we are unable to purchase required inputs for our production, our business will be adversely affected.

Our reliance on third-party vendors subjects us to a number of risks that could impact our ability to manufacture our products and harm our business.

We rely on third-party vendors to supply us with raw materials, as well as certain components and sub-assemblies used in the manufacture of our products. Our reliance on such third parties subjects us to a number of risks that could adversely affect our operations, including:

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

The ongoing COVID-19 pandemic, including subsequent variants, and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight delays have also been increasing in response to port closures, port congestion, shipping container and ship shortages, and global conflicts. To the extent the COVID-19 pandemic and other events result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products.

Some of our suppliers have begun requiring us to provide longer-term forecasts of our supply requirements. If our assumptions about customer demand are incorrect, the forecasts we provide to our suppliers may result in excess inventory due to reduced demand or insufficient inventory to meet demand, which would adversely affect our business and results of operations. We also compete with other manufacturers who require the same components as us, or inputs used in producing the components that we purchase. Other purchasers may be able to leverage stronger relationships or greater purchasing power than we have to gain advantages over us in the supply chain.

In addition, any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business.

Disruptions of supply chains could have a material adverse effect on our operating and financial results

Disruption of supply chains due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the ongoing COVID-19 pandemic, terrorism, product recalls, port closures, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products, or cause the demand for our products to decrease. Many industries, including our own, face supply chain challenges as a result of COVID-19 and other macroeconomic issues, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, labor shortages and other supply chain disruptions. For example, hospitals are currently reporting a shortage of an iodinated contract medium used in X-rays, radiography and CT scans due to Shanghai’s lock-downs. A shortage of such product could lead to a reduced number of surgeries and decrease the demand for our products.

In addition, we have and continue to experience supply chain challenges related to extended lead times from certain key suppliers. Should these challenges persist or worsen, we may be unable to manufacture enough inventory to meet the current demand for our Lumivascular products and consequently incur significant adverse effects on our operating and financial results. To the extent we are unable to mitigate the likelihood or potential impact of such events, there could be a material adverse effect on our operating and financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of the registrant.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.3(3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock

3.4(4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

3.5(5)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock

3.6(6)	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc.

3.7(7)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock.

3.8(8)	Certificate of Amendment to the Restated Certificate of Incorporation Avinger, Inc. dated March 11, 2022.

4.1(9)	Form of Common Stock Purchase Warrant.

4.2(9)	Form of Placement Agent Warrant.

10.1(9)	Form of Securities Purchase Agreement, dated January 12, 2022 by and between Avinger, Inc. and the purchasers party thereto.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

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

(5)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2018, and incorporated by reference herein.
(6)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019, and incorporated by reference herein.
(7)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2022, and incorporated by reference herein.
(8)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2022, and incorporated by reference herein.
(9)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2022, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: May 10, 2022	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ MARK WEINSWIG
Mark Weinswig
Chief Financial Officer
(Principal Financial and Accounting Officer)