Form 10-Q
period 2022-06-30
Avinger Inc
filed 2022-08-11
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 7,040,470.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our current clinical studies and any additional clinical studies we initiate;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by the FDA for additional versions of Pantheris, Ocelot, Tigereye and Lightbox;

●	the expected timing of 510(k) submission to the FDA, and associated marketing clearances by the FDA, for additional versions of Pantheris, Ocelot, Tigereye and Lightbox;

●	the expected growth in our business and our organization;

●	our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris to qualify for reimbursement codes used by other atherectomy products;

●	our ability to remain in compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,039	$19,497
Accounts receivable, net of allowance for doubtful accounts of $9 at June 30, 2022 and $6 at December 31, 2021	1,279	1,393
Inventories	5,178	4,601
Prepaid expenses and other current assets	1,099	300
Total current assets	23,595	25,791

Right of use asset	2,696	3,179
Property and equipment, net	520	95
Other assets	357	420
Total assets	$27,168	$29,485

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$727	$1,394
Accrued compensation	1,493	1,609
Series A preferred stock dividends payable	2,255	—
Accrued expenses and other current liabilities	744	718
Leasehold liability, current portion	1,038	985
Total current liabilities	6,257	4,706

Borrowings, long-term portion	13,187	12,287
Leasehold liability, long-term portion	1,658	2,194
Other long-term liabilities	745	575
Total liabilities	21,847	19,762

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at June 30, 2022 and December 31, 2021;
Shares issued and outstanding: 56,451 at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $56,366 at June 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at June 30, 2022 and December 31, 2021;
Shares issued and outstanding: 6,081,333 and 4,778,263 at June 30, 2022 and December 31, 2021, respectively	6	96
Additional paid-in capital	399,422	394,380
Accumulated deficit	(394,107)	(384,753)
Total stockholders’ equity	5,321	9,723
Total liabilities and stockholders’ equity	$27,168	$29,485

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,132	$2,802	$4,020	$5,361
Cost of revenues	1,475	1,784	2,839	3,449
Gross profit	657	1,018	1,181	1,912

Operating expenses:
Research and development	1,086	1,507	2,158	3,105
Selling, general and administrative	3,330	3,918	7,478	7,863
Total operating expenses	4,416	5,425	9,636	10,968
Loss from operations	(3,759)	(4,407)	(8,455)	(9,056)

Interest expense, net	(440)	(399)	(879)	(795)
Other (expenses) income, net	(15)	2,354	(20)	2,347
Net loss and comprehensive loss	(4,214)	(2,452)	(9,354)	(7,504)
Accretion of preferred stock dividends	(1,127)	(1,044)	(2,254)	(2,088)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	(5,111)	—
Net loss applicable to common stockholders	$(5,341)	$(3,496)	$(16,719)	$(9,592)

Net loss per share attributable to common stockholders, basic and diluted	$(0.94)	$(0.73)	$(3.16)	$(2.05)
Weighted average common shares used to compute net loss per share, basic and diluted	5,702	4,768	5,298	4,670

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	52,276	$—	4,767,575	$95	$392,773	$(372,393)	$20,475
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	75	—	—	—	—
Employee stock-based compensation	—	—	—	—	303	—	303
Accretion of Series A preferred stock dividends	—	—	—	—	(1,044)	—	(1,044)
Net and comprehensive loss	—	—	—	—	—	(2,452)	(2,452)
Balance at June 30, 2021	52,276	$—	4,767,650	$95	$392,032	$(374,845)	$17,282

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	58,851	$—	5,454,849	$5	$400,118	$(389,893)	$10,230
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	326,466	1	395	—	396
Conversion of Series D preferred stock into common stock	(2,400)	—	300,000	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	18	—	—	—	—
Employee stock-based compensation	—	—	—	—	36	—	36
Accretion of Series A preferred stock dividends	—	—	—	—	(1,127)	—	(1,127)
Net and comprehensive loss	—	—	—	—	—	(4,214)	(4,214)
Balance at June 30, 2022	56,451	$—	6,081,333	$6	$399,422	$(394,107)	$5,321

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	52,369	$—	4,246,306	$85	$380,332	$(367,341)	$13,076
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	500,000	10	13,067	—	13,077
Conversion of Series B preferred stock into common stock	(93)	—	18,600	—	—	—	—
Issuance of common stock under officers and directors purchase plan and vesting of restricted stock units	—	—	2,744	—	—	—	—
Employee stock-based compensation	—	—	—	—	721	—	721
Accretion of Series A preferred stock dividends	—	—	—	—	(2,088)	—	(2,088)
Net and comprehensive loss	—	—	—	—	—	(7,504)	(7,504)
Balance at June 30, 2021	52,276	$—	4,767,650	$95	$392,032	$(374,845)	$17,282

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	56,451	$—	4,778,263	$96	$394,380	$(384,753)	$9,723
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	326,466	1	395	—	396
Issuance of Series D preferred stock, net of commissions and issuance costs	7,600	—	—	—	6,721	—	6,721
Conversion of Series D preferred stock into common stock	(7,600)	—	950,000	1	—	—	1
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	26,169	(92)	92	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	435	—	—	—	—
Employee stock-based compensation	—	—	—	—	88	—	88
Accretion of Series A preferred stock dividends	—	—	—	—	(2,254)	—	(2,254)
Net and comprehensive loss	—	—	—	—	—	(9,354)	(9,354)
Balance at June 30, 2022	56,451	$—	6,081,333	$6	$399,422	$(394,107)	$5,321

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(9,354)	$(7,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	367
Amortization of debt issuance costs and debt discount	42	44
Stock-based compensation	88	721
Noncash interest expense and other charges	858	753
Change in right of use asset	48	68
Provision for excess and obsolete inventories	86	22
Other non-cash charges	1	10
Gain on extinguishment of debt	—	(2,353)
Changes in operating assets and liabilities:
Accounts receivable	111	(314)
Inventories	(1,134)	(241)
Prepaid expenses and other current assets	(799)	(762)
Other assets	15	(44)
Accounts payable	(668)	343
Accrued compensation	(116)	(36)
Accrued expenses and other current liabilities	26	95
Other long-term liabilities	170	287
Net cash used in operating activities	(10,547)	(8,544)

Cash flows from investing activities
Purchase of property and equipment	(31)	(18)
Net cash used in investing activities	(31)	(18)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of commissions and issuance costs	6,721	—
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	399	13,077
Net cash provided by financing activities	7,120	13,077

Net change in cash and cash equivalents	(3,458)	4,515
Cash and cash equivalents, beginning of period	19,497	22,185
Cash and cash equivalents, end of period	$16,039	$26,700

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$2,254	$2,088
Reclassification of right of use asset to prepaid rent	$(48)	$(68)
Transfers between inventory and property and equipment	$471	$(23)

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

Liquidity Matters

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company had an accumulated deficit of $394.1 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $16.0 million at June 30, 2022 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through the second quarter of 2023. The Company received net proceeds of approximately $6.7 million from the  January 2022 Series D preferred stock equity financing and $13.0 million from the sale of its common stock in February 2021. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

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

January 2022 Offering

On January 14, 2022, the Company entered into a securities purchase agreement with several institutional investors pursuant to which the Company agreed to sell and issue, in a registered direct offering ( “January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share which was convertible into common stock at a conversion price of $8.00 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). As a result, the Company received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

The 807,500 Common Warrants have an exercise price of $9.60 per share and became exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The Company also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 66,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $10.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

At the Market Offering Agreement

On May 20, 2022, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at-the-market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the at-the-market offering filed with the SEC on May 20, 2022. During the quarter ended June 30, 2022, the Company sold 326,466 shares of common stock pursuant to the ATM Agreement at an average price of $1.76 per share for aggregate proceeds of approximately $0.6 million, of which approximately $17,000 was paid in the form of commissions to the Agent. Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds. Subsequent to June 30, 2022, the Company sold an additional 259,137 shares of common stock at an average price of $1.56 per share for aggregate net proceeds of $0.4 million, of which approximately $12,000 was paid in the form of commissions to the Agent. On August 3, 2022, the Company suspended sales under the ATM Agreement. While the Company may resume sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any other interim period or for any future year. The December 31, 2021 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 22, 2022. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2022 and December 31, 2021.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At June 30, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. At December 31, 2021, there was one customer that represented 21% of the Company’s accounts receivable. For the three and six months ended June 30, 2022, there was one customer that represented 16% and 15% of revenues, respectively. For the three and six months ended June 30, 2021, there were no customers that represented 10% or more of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

We are closely monitoring general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs may similarly increase, including costs and availability of materials and labor. While we have had sufficient inventory on-hand to meet our current production requirements and customer demand, we have experienced some constraints with respect to the availability of certain materials and extended lead times from certain key suppliers. We have also experienced some delays in shipping products to our customers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers in the future and could harm our business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$171	$211	$187	$193
Warranty provision	—	21	4	41
Usage/Release	(34)	(1)	(54)	(3)
Ending balance	$137	$231	$137	$231

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share applicable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholder by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of June 30, 2022 and 2021, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share applicable to common stockholders is the same as diluted net loss per share applicable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss applicable to common stockholders	$(5,341)	$(3,496)	$(16,719)	$(9,592)
Weighted average common stock outstanding, basic and diluted	5,702	4,768	5,298	4,670
Net loss per share attributable to common stockholders, basic and diluted	$(0.94)	$(0.73)	$(3.16)	$(2.05)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock warrants equivalents	1,006,285	137,700	939,419	137,700
Common stock options	303	304	303	304
Convertible preferred stock	57,295	48,503	59,636	48,503
Unvested restricted stock units	9,077	21,168	9,474	21,120
	1,072,960	207,675	1,008,832	207,627

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended June 30, 2022 and 2021, 89% and 94%, respectively, of the Company’s revenues were in the United States. For the six months ended June 30, 2022 and 2021, 92% and 94%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer.

As of June 30, 2022 and December 31, 2021, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2022 and December 31, 2021, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three or six months ended June

30, 2022.

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

3. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$3,156	$2,503
Work-in-process	338	1
Finished products	1,684	2,097
Total inventories	$5,178	$4,601

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

On August 10, 2022, the Company entered into Amendment No. 6 to the Loan Agreement to lower the Minimum Revenue Covenants to $8 million and $10 million for 2022 and 2023, respectively; the Revenue Covenants remained unchanged for 2024 and 2025.

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

As of June 30, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2022, principal, final facility fee and PIK payments under the Loan Agreement, which incorporates all aforementioned amendments, were as follows (in thousands):

Year Ending December 31,
2022 (remaining six months of the year)	$—
2023	—
2024	9,045
2025	10,339
19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to June 30, 2022	(5,906)
Less: Amount representing debt issuance costs	(291)
Borrowings, long term portion, as of June 30, 2022	$13,187

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2022 and December 31, 2021, the balance of the aggregate debt discount was approximately $291,000 and $333,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $21,000 and $16,000 during the three months ended June 30, 2022 and 2021, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $42,000 and $44,000 during the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, the Company incurred interest expense of approximately $440,000 and $397,000, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred interest expense of approximately $900,000 and $790,000, respectively.

As of June 30, 2022, all of the CRG borrowings and associated aggregate debt discount were classified as non-current.

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

The PPP Loan was administered by the U.S. Small Business Administration (“SBA”). The SBA was given the authority under the PPP to forgive loans if all employees were kept on the payroll for a required period and the loan proceeds were used for payroll, rent and utilities. The Company applied for debt forgiveness in December 2020.

On April 17, 2021, the Company was notified by SVB that its PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. The Company recorded the forgiveness as other income in April 2021 in the amount of $2.4 million, of which approximately $23,000 was accrued interest. For the three and six months ended June 30, 2021, the Company incurred interest expense of approximately $1,000 and $7,000, respectively, related to the PPP Loan.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of June 30, 2022 is 2.4 years.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for both the three months ended June 30, 2022 and 2021 was approximately $314,000. Rent expense for both the six months ended June 30, 2022 and 2021 was approximately $628,000. The Company’s variable expenses for the three months ended  June 30, 2022 and 2021 were approximately $71,000 and $59,000, respectively. The Company’s variable expenses for the six months ended  June 30, 2022 and 2021 were approximately $137,000 and $118,000, respectively. Operating right-of-use asset amortization for the three months ended June 30, 2022 and 2021 was approximately $265,000 and $253,000, respectively. Operating right-of-use asset amortization for the six months ended June 30, 2022 and 2021 was approximately $531,000 and $502,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $110,000 and $158,000 as prepaid rent included in other assets on the condensed balance sheet as of June 30, 2022 and December 31, 2022, respectively.

The following table presents the future operating leasehold payments and lease liability included on the balance sheet related to the Company’s operating lease as of June 30, 2022 (in thousands):

Year Ending December 31,
2022 (remaining six months of the year)	$583
2023	1,203
2024	1,138
2,924
Less: Imputed interest	(228)
Leasehold liability as of June 30, 2022	$2,696

The following table shows right of use (“ROU”) assets and lease liabilities, and the associated financial statement line items, as of June 30, 2022 and December 31, 2021 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	June 30, 2022	December 31, 2021
Right of use assets:
Operating lease	Right of use asset	$2,696	$3,179
Total right of use assets		$2,696	$3,179
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,038	$985
	Leasehold liability, long-term portion	1,658	2,194
Total lease liabilities		$2,696	$3,179

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.9 million as of June 30, 2022. The majority of this amount is related to commitments to purchase inventory components for our various product lines.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of both June 30, 2022 and December 31, 2021, 56,451 shares were issued and outstanding.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share, no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. During the year ended December 31, 2021, 4,175 additional shares were issued to CRG as payment of dividends. As of June 30, 2022 and December 31, 2021, 56,366 shares of Series A preferred stock were outstanding, which are currently convertible into shares of the Company’s common stock at $400 per share. The Series A preferred stock accrued additional dividends of approximately $1.1 million and $1.0 million during the quarters ended June 30, 2022 and 2021, respectively and approximately $2.3 million and $2.1 million during the six months ended June 30, 2022 and 2021, respectively.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2021, 93 of these shares converted into 18,600 shares of common stock. As of June 30, 2022 and December 31, 2021, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $5 per share.

Series D Convertible Preferred Stock

On January 14, 2022, the Company entered into a security purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering ( “January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D convertible preferred stock, par value $0.001 per share at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). The shares of Series D preferred stock had a stated value of $1,000 per share and were convertible into an aggregate of 950,000 shares of common stock at a conversion price of $8.00 per share. During the three months ended June 30, 2022, 2,400 of these shares converted into 300,000 shares of common stock. During the six months ended June 30, 2022, all 7,600 shares of Series D preferred stock were converted into a total of 950,000 shares of common stock. Consequently, there were no shares of Series D preferred stock outstanding as of June 30, 2022.

At the time of issuance, the Company evaluated the classification of the Series D preferred stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the preferred stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to each instrument of $4,009 and $3,591, respectively. On the issuance date, the Company estimated the fair value of the Common Warrants issued to investors and warrants issued to the placement agent designees using a Black-Scholes option pricing model using the following assumptions: (i) contractual term of 5.5 years, (ii) expected volatility rate of 136.61%, (iii) risk-free interest rate of 1.51%, (iv) expected dividend rate of 0%, and (v) closing price of the Company’s common stock of the day immediately preceding the registered direct offering. The fair value of preferred stock was estimated based upon equivalent common shares that preferred stock could have been converted into at the closing price of the day immediately preceding the purchase date.

The embedded conversion feature was evaluated and bifurcation from the preferred stock equity host was not considered necessary. The issuance of the Series D convertible preferred stock generated a beneficial conversion feature (“BCF”) which arose as the equity security was issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recorded the BCF as a discount to the preferred stock resulting in the amount of $5,111 based on the intrinsic value of the beneficial conversion. As the preferred stock was immediately convertible into common stock subject to the consummation of the reverse stock split on March 14, 2022, a deemed dividend related to the discount associated with the beneficial conversion feature was recorded on that date. This one-time, non-cash charge impacted net loss applicable to common stockholders and net loss per share attributable to common stockholders for the six months ended June 30, 2022.

Common Stock

As of June 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 6,081,333 shares were issued and outstanding.

Common Stock Warrants

As of June 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Total as of December 31, 2021	26,456,895	132,265
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	July 2027
Total as of June 30, 2022	43,936,895	1,006,285

Pursuant to the purchase agreement entered into on January 14, 2022, the Company issued the Common Warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock at an exercise price of $9.60 per share and which became exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The exercise price and the number of shares of common stock issuable upon exercise of each common warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Common Warrants immediately prior to the fundamental transaction.

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

As of June 30, 2022 and December 31, 2021, warrants to purchase an aggregate of 1,006,285 and 132,265 shares of common stock were outstanding, respectively.

Stock Plans

In January 2015, the Board of Directors adopted, and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). As of June 30, 2022, 9,482 shares were available for grant under the 2015 Plan.

The Company’s RSUs generally vest annually over three years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2021	10,060	$24.39	0.72
Awarded	—	$—	—
Released	(435)	$15.32	—
Forfeited	(969)	$24.36	—
Awards outstanding at June 30, 2022	8,656	$24.84	0.25

As of  June 30, 2022, there was less than $0.1 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 0.3 years. The outstanding non-vested and expected to vest RSUs have an aggregate fair value of less than $0.1 million. The Company used the closing market price of $1.46 per share at June 30, 2022, to determine the aggregate fair value for the RSUs outstanding at that date. For the six months ended June 30, 2022 and 2021, the fair value of RSUs vested was approximately $3,000 and $88,000, respectively. Stock-based compensation expense recognized associated with RSUs vested for the three months ended June 30, 2022 and 2021, was $36,000 and $0.3 million, respectively. Stock-based compensation expense recognized associated with RSUs vested for the six months ended June 30, 2022 and 2021 was $0.1 million and $0.7 million, respectively.

2018 Officer and Director Share Purchase Plan

There was no common stock issued under the Company’s Officer and Director Share Purchase Plan (“ODPP”) during either the six months ended June 30, 2022 or 2021. On May 16, 2022, the Board of Directors of the Company terminated the Amended and Restated Officer and Director Share Purchase Plan due to the administrative costs of maintaining such plan and the limited amount of remaining shares. Consequently, there are no longer any shares reserved for issuance under this plan.

8. Stock-Based Compensation

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized during the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$7	$34	$14	$68
Research and development expenses	13	84	26	195
Selling, general and administrative expenses	16	185	48	458
	$36	$303	$88	$721

9. Subsequent Events

Principal Financial and Accounting Officer

As previously disclosed, our prior Chief Financial Officer left the Company on May 12, 2022. On July 21, 2022, the board of directors of the Company appointed Nabeel Subainati, who currently serves as the Company’s Vice President, Corporate Controller, as the Company’s Principal Financial Officer and Principal Accounting Officer.

August 2022 Offering

On August 4, 2022, the Company issued a press release announcing the Company’s entry into a securities purchase agreement with a single institutional investor for the purchase and sale of 1,484,019 shares of its common stock at a purchase price of $1.752 per share (or pre-funded warrants in lieu thereof) and associated preferred investment options in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, the Company also agreed to issue and sell to the investor 1,369,864 shares of common stock at the same purchase price as in the registered direct offering (or pre-funded warrants in lieu thereof).

In addition, the Company has agreed to issue to the investor in the offerings unregistered Series A preferred investment options to purchase up to 2,853,883 additional shares of the Company’s common stock and Series B preferred investment options to purchase up to 2,853,883 additional shares of the Company’s common stock. The Series A preferred investment options have an exercise price of $1.502 per share, will be immediately exercisable, and will expire five and one-half years from the date of issuance and the Series B preferred investment options have an exercise price of $1.502 per share, will be immediately exercisable, and will expire two years from the date of issuance.

The net proceeds to the Company from the registered offering and concurrent private placement, excluding proceeds from the exercise of pre-funded warrants and preferred investment options, was approximately $4.4 million, after deducting placement agent fees and estimate offering expenses.

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

We design, manufacture, and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current Lumivascular platform consists of products including our Lightbox imaging console, the Ocelot and Tigereye family of catheters, which are image-guided catheters designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion, or CTO, and the Pantheris family of catheters, our image-guided atherectomy catheters which are designed to allow physicians to precisely remove arterial plaque in PAD patients.

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

In July 2022, we submitted a 510(k) application to the FDA for the Tigereye ST catheter, a next generation CTO crossing system. Tigereye ST is a line extension of our Ocelot and Tigereye family of CTO crossing catheters. This new image-guided catheter has an integrated outer spinning tip that pairs with the rotation of the inner tip to penetrate challenging blockages and CTO caps. Tigereye ST incorporates an advanced shaft design for pushability and torque response and a three-marker system, similar to Ocelot's, to facilitate consistent image interpretation across the platform. Tigereye ST continues to provide the high definition, real-time intravascular imaging, user-controlled deflectable tip, and faster rotational speeds introduced to Avinger's CTO portfolio with the commercial launch of Tigereye in early 2021. The low-profile Tigereye ST has a working length of 140 cm and 5 French sheath.

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

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We are currently enrolling patients, and we expect to complete enrollment by the end of the first quarter of 2023.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California, will be sufficient through at least 2023. We generated revenues of $8.8 million in 2020 and $10.1 million in 2021. The lower revenues in 2020 was primarily due to the adverse effects of COVID-19 on our customers as hospitals deferred elective procedures. Revenues in 2021 and 2022 continue to fluctuate due to COVID-19.

Recent Developments

COVID-19 Update

As a result of the effects of the COVID-19 pandemic and hospital staffing shortages, we experienced a significant decline in sales, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. We have continued to experience fluctuating sales as practitioners in certain jurisdictions were able to perform elective procedures while other jurisdictions were continuing to experience capacity issues. While at present, a majority of jurisdictions have eased restrictions on performing elective procedures, we cannot be certain that such restrictions will not be adopted again in the future. Some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which could prompt certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, these jurisdictions may also prolong restrictions on elective procedures. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict.

We believe COVID-19 has had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products as was the case during the six months ended June 30, 2022. Consequently, it is unclear whether any reduction in sales from levels experienced prior to COVID-19 is temporary and whether such sales may be recoverable in the future. In addition, we have experienced disruptions in our manufacturing and supply chain, as well as delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

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

Principal Financial and Accounting Officer

As previously disclosed, our prior Chief Financial Officer left the Company on May 12, 2022. On July 21, 2022, our board of directors appointed Nabeel Subainati, who currently serves as our Vice President, Corporate Controller, as our Principal Financial Officer and Principal Accounting Officer.

Financing

During the three and six months ended June 30, 2022 our net loss and comprehensive net loss was $4.2 million and $9.4 million, respectively; during the years ended December 31, 2021 and 2020, it was $17.4 million and $19.0 million, respectively. We have not been profitable since inception, and as of June 30, 2022, our accumulated deficit was $394.1 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On August 10, 2022, the Company entered into Amendment No. 6 to the Loan Agreement to lower the Minimum Revenue Covenants to $8 million and $10 million for 2022 and 2023, respectively; the Revenue Covenants remained unchanged for 2024 and 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 22, 2022.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. For the three and six months ended June 30, 2022, one customer represented 16% and 15% of revenues, respectively. For the three and six months ended June 30, 2021, there were no customers that represented 10% or more of revenues.

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Revenues	$2,132	$2,802	$4,020	$5,361
Cost of revenues	1,475	1,784	2,839	3,449
Gross profit	657	1,018	1,181	1,912
Gross margin	31%	36%	29%	36%
Operating expenses:
Research and development	1,086	1,507	2,158	3,105
Selling, general and administrative	3,330	3,918	7,478	7,863
Total operating expenses	4,416	5,425	9,636	10,968
Loss from operations	(3,759)	(4,407)	(8,455)	(9,056)
Interest expense, net	(440)	(399)	(879)	(795)
Other (expenses) income, net	(15)	2,354	(20)	2,347
Net loss and comprehensive loss	$(4,214)	$(2,452)	$(9,354)	$(7,504)

Comparison of Three Months Ended June 30, 2022 and 2021

Revenues.

For the three months ended June 30, 2022, revenue decreased by approximately $0.7 million or 24% compared to the three months ended June 30, 2021. The decrease in revenues reflects the fluctuating demand primarily resulting from uncertainties due to COVID-19 and hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. During the quarter ended June 30, 2021, we experienced increases in revenue largely due to easing restrictions from COVID-19 prompting a backlog of elective procedures that were previously deferred during 2020 to be performed. We anticipate that COVID-19 could continue to impact hospital capacities, and related demand for our products, for the foreseeable future.

Cost of Revenues and Gross Margin.

For the three months ended June 30, 2022, cost of revenues decreased by approximately $0.3 million or 17% compared to the three months ended June 30, 2021. This decrease was primarily attributable to the decrease in revenues. Stock-based compensation expense within cost of revenues totaled $7,000 and $34,000 for the three months ended June 30, 2022 and 2021, respectively.

Gross margin for the three months ended June 30, 2022 decreased to 31%, compared to 36% during the three months ended June 30, 2021. The decrease in gross margin was primarily due to the decrease in revenues and consequently a decrease in economies of scale relating to the decreased levels of production.

Research and Development Expenses (“R&D”).

R&D expense for the three months ended June 30, 2022 decreased $0.4 million or 28% compared to the three months ended June 30, 2021 primarily due to the completion of our development efforts on the Lightbox 3 last fiscal year. Stock-based compensation expense within R&D totaled approximately $13,000 and $84,000 for the three months ended June 30, 2022 and 2021, respectively.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the three months ended June 30, 2022 decreased by approximately $0.6 million or 15%, compared to the three months ended June 30, 2021, primarily due to decreased variable compensation which include retention bonuses and decreased selling and marketing ancillary costs. Stock-based compensation expense within SG&A totaled approximately $16,000 and $185,000 for the three months ended June 30, 2022 and 2021, respectively.

Interest Expense, Net.

Interest expense, net for the three months ended June 30, 2022 increased by less than $0.1 million or 10%, compared to the three months ended June 30, 2021, primarily due to the higher CRG loan balance from interest being compounded, partially offset by increases in interest income due to the rising money market interest rates.

Other (Expense) Income, Net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other income, net for the three months ended June 30, 2022 decreased approximately $2.4 million or 101% in comparison to the three months ended June 30, 2021 as the PPP loan was fully forgiven resulting in a gain on extinguishment of that debt, a one-time occurrence during the prior year period. Both periods also included remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, thus resulting in nominal changes between periods.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenues.

For the six months ended June 30, 2022, revenue decreased by $1.3 million or 25% compared to the six months ended June 30, 2021. The decrease in revenues reflect the fluctuating demand primarily resulting from uncertainties due to COVID-19 and hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. During the six months ended June 30, 2021, we experienced increases in revenue largely due to easing restrictions from COVID-19 prompting a backlog of elective procedures that were previously deferred during 2020 to be performed. We anticipate that COVID-19 could continue to impact hospital capacities, and related demand for our products, for the foreseeable future.

Cost of Revenues and Gross Margin.

For the six months ended June 30, 2022, cost of revenues decreased by $0.6 million or 18% compared to the six months ended June 30, 2021. This decrease was primarily attributable to the decrease in revenues. Stock-based compensation expense within cost of revenues totaled $14,000 and $68,000 for the six months ended June 30, 2022 and 2021.

Gross margin for the six months ended June 30, 2022 decreased to 29%, compared to 36% in the six months ended June 30, 2021. The decrease in gross margin was primarily due to the decrease in revenues and consequently a decrease in economies of scale relating to the decreased levels of production.

Research and Development Expenses (“R&D”).

R&D expense for the six months ended June 30, 2022 decreased by $0.9 million or 30%, compared to the six months ended June 30, 2021 primarily due to the completion of our development efforts on the Lightbox 3 last fiscal year. Stock-based compensation expense within R&D totaled approximately $26,000 and $195,000 for the six months ended June 30, 2022 and 2021, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device and future iterations of existing product lines.

Selling, General and Administrative Expenses (“SG&A”).

SG&A expense for the six months ended June 30, 2022 decreased by $0.4 million or 5%, compared to the six months ended June 30, 2021, primarily due to decreased variable compensation which include retention bonuses and decreased selling and marketing ancillary costs, partially offset by increased third-party expenses resulting from corporate and administrative activities. Stock-based compensation expense within SG&A totaled approximately $48,000 and $458,000 for the six months ended June 30, 2022 and 2021, respectively.

Interest Expense, Net.

Interest expense, net for the six months ended June 30, 2022 increased by approximately $0.1 million or 11%, compared to the six months ended June 30, 2021, primarily due to the higher CRG loan balance from interest being compounded, partially offset by increases in interest income due to the recent rising money market interest rates.

Other (Expense) Income, Net.

Other income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions and other miscellaneous income and expenses. Other income, net for the six months ended June 30, 2022 decreased approximately $2.4 million or 101% in comparison to the six months ended June 30, 2021 as the PPP loan was fully forgiven resulting in a gain on extinguishment of that debt, a one-time occurrence during the prior year period. Both periods also included remeasurement gains and losses from foreign exchange transactions which are typically a small percentage of transaction volume, thus resulting in nominal changes between periods.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $16.0 million and an accumulated deficit of $394.1 million, compared to cash and cash equivalents of $19.5 million and an accumulated deficit of $384.8 million as of December 31, 2021. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $16.0 million at June 30, 2022 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the second quarter of 2023.

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

January 2022 Offering

On January 14, 2022, we entered into a securities purchase agreement with several institutional investors pursuant to which we agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of the our Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share which was convertible into common stock at a conversion price of $8.00 per share. Concurrently, we agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of our common stock (the “Common Warrants”). As a result, we received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. During the three months ended June 30, 2022, 2,400 of these shares converted into 300,000 shares of common stock. During the six months ended June 30, 2022, all 7,600 shares issued of Series D preferred stock were converted into a total of 950,000 shares of common stock. Consequently, there were no shares of Series D preferred stock outstanding as of June 30, 2022.

The 807,500 Common Warrants have an exercise price of $9.60 per share and became exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. We also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 66,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $10.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

At the Market Offering Agreement

On May 20, 2022, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at-the-market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the at-the-market offering filed with the SEC on May 20, 2022. During the quarter ended June 30, 2022, the Company sold 326,466 shares of common stock pursuant to the ATM Agreement at an average price of $1.76 per share for aggregate proceeds of approximately $0.6 million, of which approximately $17,000 was paid in the form of commissions to the Agent. Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds. Subsequent to June 30, 2022, the Company sold an additional 259,137 shares of common stock at an average price of $1.56 per share for aggregate net proceeds of $0.4 million, of which approximately $12,000 was paid in the form of commissions to the Agent. On August 3, 2022, we suspended sales under the ATM Agreement. While we may resume sales in the future, there can be no assurance that we will be successful in acquiring additional funding through these means.

August 2022 Offering

On August 4, 2022, we issued a press release announcing the Company’s entry into a securities purchase agreement with a single institutional investor for the purchase and sale of 1,484,019 shares of our common stock at a purchase price of $1.752 per share (or pre-funded warrants in lieu thereof) and associated preferred investment options in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we also agreed to issue and sell to the investor 1,369,864 shares of common stock at the same purchase price as in the registered direct offering (or pre-funded warrants in lieu thereof).

In addition, we agreed to issue to the investor in the offerings unregistered Series A preferred investment options to purchase up to 2,853,883 additional shares of our common stock and Series B preferred investment options to purchase up to 2,853,883 additional shares of our common stock. The Series A preferred investment options have an exercise price of $1.502 per share, will be immediately exercisable, and will expire five and one-half years from the date of issuance and the Series B preferred investment options have an exercise price of $1.502 per share, will be immediately exercisable, and will expire two years from the date of issuance.

The net proceeds from the registered offering and concurrent private placement, excluding proceeds from the exercise of pre-funded warrants and preferred investment options, was approximately $4.4 million, after deducting placement agent fees and estimate offering expenses.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of June 30, 2022, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,183	$1,741	$—	$—	$2,924
CRG Loan (2)	—	13,205	6,179	—	19,384
Noncancelable purchase commitments (3)	898	25	23	—	946
	$2,081	$14,971	$6,202	$—	$23,254

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of June 30, 2022, is $13.2 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 5. Borrowings.”

(3)	Noncancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,547)	$(8,544)
Investing activities	(31)	(18)
Financing activities	7,120	13,077
Net change in cash and cash equivalents	$(3,458)	$4,515

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $10.5 million, consisting primarily of a net loss of $9.4 million and an increase in net operating assets of $2.4 million, partially offset by non-cash charges of $1.2 million. Non-cash charges largely related to non-cash interest expense of $0.9 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due. Other increases included purchases of inventory components and a decrease in accounts payable due to timing of payments. These increases were partially offset by the increase in other long-term liabilities as they continue to accrue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during both the six months ended June 30, 2022 and 2021 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2022 of $7.1 million primarily relates to proceeds of $6.7 million from the issuance of preferred stock and warrants in the January 2022 Offering, net of commissions and various issuance costs. We also received approximately $0.4 million, net of commissions and various issuance costs, from the sale of common stock pursuant to the ATM Agreement.

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

Credit Risk

As of June 30, 2022 and December 31, 2021, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At June 30, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. At December 31, 2021, there was one customer that represented 21% of the Company’s accounts receivable.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our business, financial condition and results of operations can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of our quarterly report on Form 10-Q for the period ended March 31, 2022 under the heading “Risk Factors.” Any one or more of these risk factors could, in whole or in part, directly or indirectly, materially adversely impact our business and stock price and cause our actual financial condition and results of operations to vary materially from its past, or its anticipated future, financial condition and results of operations.

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

In particular, the Loan Agreement, as most recently amended on August 10, 2022, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenues of $8.0 million in 2022, $10.0 million in 2023, $14.5 million in 2024 and $17.0 million in 2025. Our revenue for the three and six months ended June 30, 2022 was approximately $2.1 million and $4.0 million, respectively. Based on our annualized revenue as of June 30, 2022, we are currently on-track to satisfy the minimum revenue covenant for 2022. However, should we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. Such prepayment would use capital resources that are otherwise required for us to operate our business and, therefore, if we are required to pay such amounts our liquidity and operations could be adversely affected. In addition, if we are unable to make such required prepayment and, as a result, default on our obligations under the Loan Agreement, our business will be adversely affected. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

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

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Our employees may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. For example, our Chief Financial Officer resigned from the Company effective May 12, 2022. If we are unable to hire one or more replacement employees or otherwise fill his responsibilities, our ability to effectively manage our business could be adversely affected.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

On August 10, 2022, the Company entered into Amendment No. 6 to the Loan Agreement to lower the Minimum Revenue Covenants to $8 million and $10 million for 2022 and 2023, respectively; the Revenue Covenants remained unchanged for 2024 and 2025.

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1(1)	At the Market Offering Agreement dated May 20, 2022 by and between Avinger, Inc., and H.C. Wainwright & Co., LLC.

10.2(2)	Change in Control Agreement and Severance Agreement dated May 16, 2022 by and between the registrant and Nabeel Subainati.

10.3	Amendment No. 6 to Term Loan Agreement, dated August 10, 2022, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: August 11, 2022	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	/s/ NABEEL SUBAINATI
Nabeel Subainati
Vice President, Corporate Controller
(Principal Financial and Accounting Officer)