Form 10-K
period 2022-12-31
Avinger Inc
filed 2023-03-16
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital Market on such date, was approximately $8.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 10, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,614,508.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1.     BUSINESS

Overview

We are a commercial-stage medical device company that designs, manufactures, and sells real-time high-definition image-guided, minimally invasive catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular real-time high-definition image-guided system available in this market.

We design, manufacture, and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current Lumivascular platform consists of products including our Lightbox imaging console, the Ocelot and Tigereye family of devices, which are image-guided devices designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”), and the Pantheris family of catheters, our image-guided atherectomy catheters which are designed to allow physicians to precisely remove arterial plaque in PAD patients.

We are in the process of developing CTO crossing devices to target the coronary CTO market. However, the market for medical devices in the coronary artery disease (“CAD”) space is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation and there is no guarantee that we will be successful in developing and commercializing any new CAD product. At this stage, we are working on understanding market requirements, and initiated the development process for the new CAD product, which we anticipate will require additional expenses. We currently anticipate assessing our prototype CAD products in animal studies in the second quarter of 2023, with the goal of filing of an investigational device exemption submission with the FDA within the next 12 months to allow for initiation of a clinical study in 2024.

We received CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration, or FDA, 510(k) clearance in November 2012. We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris Small Vessel (“SV”), a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, an advanced version of our Lightbox that allows for easy portability and offers significant reductions in size, weight, and production cost in comparison to the incumbent version.

In July 2022, we submitted a 510(k) application to the FDA for the Tigereye Spinning Tip (“ST”) device, a next generation CTO crossing system. Tigereye ST is a line extension of our Ocelot and Tigereye family of CTO crossing catheters. This new image-guided catheter has an integrated outer spinning tip that pairs with the rotation of the inner tip to penetrate challenging blockages and CTO caps. Tigereye ST incorporates an advanced shaft design for pushability and torque response and a three-marker system, similar to Ocelot's, to facilitate consistent image interpretation across the platform. Tigereye ST continues to provide the high definition, real-time intravascular imaging, user-controlled deflectable tip, and faster rotational speeds introduced to Avinger's CTO portfolio with the commercial launch of Tigereye in early 2021. The low-profile Tigereye ST has a working length of 140 cm and 5 French sheath.

In January 2023, we submitted a 510(k) application to the FDA for the Pantheris LV device, a next generation image guided atherectomy system for the treatment of larger vessels, such as the superficial femoral artery (“SFA”) and popliteal arteries. Pantheris LV is a line extension of our Pantheris and Pantheris SV family of atherectomy products. This catheter offers higher speed plaque excision for efficient removal of challenging occlusive tissue and multiple features to streamline and simplify user-operation, including enhanced tissue packing and removal, a radiopaque gauge to measure volume of plaque excised during the procedure, and enhanced guidewire management.

Current treatments for PAD, including bypass surgery, can be costly and may result in complications, high levels of post-surgery pain, and lengthy hospital stays and recovery times. Minimally invasive, or endovascular, treatments for PAD include stenting, angioplasty, and atherectomy, which is the use of a catheter-based device for the removal of plaque. These treatments all have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease, also known as restenosis. We believe one of the main contributing factors to high restenosis rates for PAD patients treated with endovascular technologies is the amount of vascular injury that occurs during an intervention. Specifically, these treatments often disrupt the membrane between the outermost layers of the artery, which is referred to as the external elastic lamina (“EEL”).

We believe our Lumivascular platform is the only technology that offers radiation free, high-definition real-time visualization of the inside of the artery during PAD treatment through the use of optical coherence tomography, or OCT, a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with high-definition real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding damage to healthy portions of the artery.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include the treatment of in-stent restenosis. Patient enrollment began in October 2017 and was completed in July 2021. Patient outcomes were evaluated at thirty days, six months and one year following treatment. In November 2021, we received 510(k) clearance from the FDA for this new clinical indication for treating in-stent restenosis with Pantheris using the data collected and analyzed from INSIGHT. We expect this will expand our addressable market for Pantheris to include a high-incidence disease state for which there are few available indicated or effective treatment options.

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We are currently enrolling patients, and we expect to complete enrollment in 2023.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California, will be sufficient through at least 2023. We generated revenues of $8.8 million in 2020, $10.1 million in 2021 and $8.3 million in 2022. Revenue in 2020 was adversely affected by COVID-19 as hospitals deferred elective procedures, which among other things, created unpredictability in case volume. This unpredictability created more volatility in our revenues which continued to adversely affect our business in 2021 and 2022. The decline in revenue in 2022 was also attributable to the adverse effects of staffing shortages, resource constraints on our customers as hospitals deferred elective procedures, and the impact of a very competitive market for talent on the retention of our commercial team.

Our Products

Our current products include our Lightbox imaging consoles and our various catheter-based devices used in PAD treatment. All our revenues are currently derived from sales of our various PAD catheters and Lightbox imaging consoles and related services in the United States and select international markets. Each of our current products is, and our future products will be, designed to address significant unmet clinical needs in the treatment of vascular disease.

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
PRODUCTS
Lightbox (1)	OCT Imaging	N/A	FDA Cleared CE Marking	November 2012 September 2011
Lightbox 3 (2)	OCT Imaging	N/A	FDA Cleared	January 2022

Pantheris SV (Small Vessel) (3)	Atherectomy	140cm, 6F	FDA Cleared CE Marking	April 2019 October 2018
Pantheris (Next-Generation) (4)	Atherectomy	110cm, 7F	FDA Cleared CE Marking	May 2018 December 2017
Ocelot (5)	CTO Crossing	110cm, 6F	FDA Cleared CE Marking	November 2012 September 2011
Ocelot MVRX (5)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL (5)	CTO Crossing	135cm, 5F	FDA Cleared CE Marking	December 2012 October 2012
Tigereye (5)	CTO Crossing	140cm, 5F	FDA Cleared CE Marking	September 2020 December 2019

PIPELINE PRODUCTS
Submission Date

Tigereye ST (Spinning Tip)	CTO Crossing	140cm, 5F	FDA Submitted	July 2022
Pantheris LV (Large Vessel)	Atherectomy	110cm, 7F	FDA Submitted	January 2023

(1)	Lightbox is cleared for use with compatible Avinger products.

(2)

The Lightbox 3, intended to deliver advancements in imaging and portability, incorporates advanced features, including an advanced solid-state laser for enhanced high-definition OCT imaging, a more powerful computing platform, and a redesigned software system with a highly intuitive user interface that emphasizes efficiency and ease-of-use. We initiated a limited launch of Lightbox 3 in the United States in the first quarter of 2022 and expanded to a full commercial launch in the second quarter of 2022.

(3)

The Pantheris SV system is intended to remove plaque (atherectomy) from partially stenosed or occluded vessels in the peripheral vasculature with a reference diameter of 2.0 mm to 4.0 mm, under direct real-time imaging using OCT. The system is an adjunct to fluoroscopy by providing images of vessel lumen, wall structures and vessel morphologies. The Pantheris SV system is contraindicated for use in the iliac, coronary, cerebral, renal or carotid vasculature.

(4)

The Pantheris system is intended to remove plaque (atherectomy) from partially stenosed or occluded vessels in the peripheral vasculature with a reference diameter of 3.0 mm to 7.0 mm, under direct real-time imaging using OCT. The system is an adjunct to fluoroscopy by providing images of vessel lumen, wall structures and vessel morphologies. The Pantheris system is contraindicated for use in the iliac, coronary, cerebral, renal or carotid vasculature.

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

Lumivascular Platform Overview

Our Lumivascular platform integrates OCT (optical coherence tomography) visualization with interventional devices and is the industry’s only system that provides radiation free, high definition real-time intravascular imaging simultaneously with treatment in PAD procedures. Our Lumivascular platform consists of a capital component, Lightbox, and a variety of disposable catheter products, including the Ocelot, Tigereye and Pantheris family of catheters.

Lightbox

Lightbox is our proprietary video imaging console, which enables the use of Lumivascular devices during PAD procedures. The console contains an optical transceiver that transmits light into the artery through an optical fiber and displays a cross-sectional image of the vessel to the physician on a high-definition monitor during the procedure.

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

In January 2022, we received 510(k) clearance from the FDA for our next generation Lightbox 3 imaging console, the Lightbox 3, a version of our Lightbox that delivers important advancements in imaging, portability and capability in comparison to the incumbent version. Lightbox 3 incorporates advanced features, including an advanced solid-state laser for enhanced high-definition OCT imaging, a more powerful computing platform, and a redesigned software system with a highly intuitive user interface that emphasizes efficiency and ease-of-use into a significantly smaller size and weight console. We initiated a limited launch of Lightbox 3 in the United States in the first quarter of 2022 and expanded to full commercial availability in the subsequent quarter.

Pantheris

We believe Pantheris is the first atherectomy device to incorporate radiation free high-definition real-time OCT intravascular imaging to guide the procedure. Pantheris may be used alone or following a CTO crossing procedure using Ocelot or other products. Pantheris is a single-use product and provides physicians with the ability to see a cross-sectional view of the peripheral artery to guide the removal of blockages throughout the procedure. The Pantheris device restores blood flow by shaving strips of plaque using a high-speed directional cutting mechanism that enables physicians to specifically target the portion of the artery where the plaque resides while minimizing disruption to healthy arterial structures. The excised plaque is deposited, collected and contained into the nosecone of the Pantheris device and removed from the artery within the device.

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

We also offer a line extension of our Pantheris image-guided atherectomy platform, Pantheris SV, a lower profile version of Pantheris. The Pantheris SV has a smaller diameter and longer length and is designed for use in smaller vessels 2.0 to 4.0 millimeters in diameter. We received CE Marking in October 2018 and 510(k) clearance in April 2019 for this product and commenced sales in the United States in July 2019.

We recently developed another line extension of our Pantheris platform, Pantheris LV. The Pantheris LV has a larger diameter and shorter length than the Pantheris SV and is designed for use in larger vessels 3.0 to 7.0 millimeters in diameter. We submitted a 510(k) application for Pantheris LV to the FDA in January 2023.

Ocelot and Tigereye

Ocelot is the first CTO crossing catheter to incorporate radiation free high-definition real-time OCT intravascular imaging, which allows physicians to see the inside of a peripheral artery during a CTO crossing procedure. Physicians have traditionally relied solely on fluoroscopy and tactile feedback to guide interventional catheters through complicated blockages. Ocelot allows physicians to accurately navigate through CTOs by utilizing the OCT images to precisely guide the device through the arterial blockage, while minimizing disruption to the healthy arterial structures. A successful CTO crossing and placement of a guidewire allows the physician to subsequently treat the vessel with a minimally invasive therapeutic device. We received CE Marking for Ocelot in September 2011 and received FDA 510(k) clearance in November 2012.

We also offer Ocelot PIXL, a lower profile CTO crossing device for below-the-knee arteries and Ocelot MVRX, which offers a different tip design for peripheral arteries above-the-knee. We received CE Marking for Ocelot PIXL in October 2012 and received FDA 510(k) clearance in December 2012. We received FDA 510(k) clearance for Ocelot MVRX in December 2012.

Tigereye is a product line extension of our Ocelot family of image-guided CTO crossing devices. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular video imaging similar to the Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability across the blockage. We received CE Marking for Tigereye in December 2019 and received FDA 510(k) clearance in September 2020.

We recently developed another line extension of our Ocelot family of catheters, Tigereye ST. The Tigereye ST has a comparable diameter and length to the Tigereye catheter. This new image-guided catheter has an integrated outer spinning tip that pairs with the rotation of the inner tip to penetrate challenging blockages and CTO caps. Tigereye ST incorporates an advanced shaft design for pushability and torque response and a three-marker system, similar to Ocelot's, to facilitate consistent image interpretation across the platform. We submitted a 510(k) application for Tigereye ST to the FDA in July 2022.

Other Products

Our first-generation CTO crossing catheters, Wildcat and Kittycat 2, employ a proprietary design that uses a rotational spinning technique, allowing the physician to switch between passive and active modes when navigating across a CTO. Once across the CTO, Wildcat and Kittycat 2 allow for placement of a guidewire and removal of the catheter while leaving the wire in place for additional therapies. Both products require the use of fluoroscopy solely rather than our Lumivascular (OCT-guided) platform for imaging. Wildcat was our first commercial product and has both FDA 510(k) clearance in the United States and CE Marking in Europe for crossing peripheral artery CTOs. Kittycat 2 has FDA 510(k) clearance in the United States and CE Marking in Europe for the treatment of peripheral artery CTOs. We discontinued selling these products as we are focusing on the promotion of our Lumivascular platform products.

Clinical Development

We have conducted several clinical trials to evaluate the safety and efficacy of our products in both pre-market and post-market assessments. We received FDA clearance for the Ocelot CTO crossing device in 2012, for the Pantheris device for atherectomy in peripheral arteries in October 2015 and then in November 2021 for the indication for use of the Pantheris device to include treatment of in-stent restenosis following completion of clinical trials of these devices.

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

VISION (Pantheris)

VISION was our pivotal, non-randomized, prospective, single-arm trial to evaluate the safety and effectiveness of Pantheris across 20 sites within the United States and Europe. The objective of the clinical trial was to demonstrate that Pantheris can be used to effectively remove plaque from diseased lower extremity arteries while using on-board visualization as an adjunct to fluoroscopy. Two groups of patients were treated in VISION: (1) optional roll-ins, which are typically the first two procedures at a site, and (2) the primary cohort, which are the analyzable group of patients. The data for these two groups were reported separately in our 510(k) submission to the FDA. Based on final enrollment, the primary cohort included 130 patients. In March 2015, we completed enrollment of patients in the VISION clinical trial and we submitted for 510(k) clearance from the FDA in August 2015. In October 2015, we received 510(k) clearance from the FDA for commercialization of Pantheris. We made modifications to Pantheris subsequent to the completion of VISION and received 510(k) clearance an enhanced version of Pantheris in March 2016, and received 510(k) clearance in May 2018 for a next-generation version of Pantheris, which included new features and design improvements to the handle, shaft, balloon, and nose cone of the device as well as 510(k) clearance in April 2019 for Pantheris SV, a lower profile Pantheris.

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

Although not mandated by the FDA to support the market clearance of Pantheris, the protocol for the VISION trial allowed for routine histopathological analysis of the tissue extracted by Pantheris to be conducted. This process allowed us to determine the amount of adventitia present in the tissue, which in turn indicated the extent to which the external elastic lamina had been disrupted during Pantheris procedures. We completed histopathological analysis on tissue from 129 patients in the primary cohort, representing 162 lesions, and determined that the average percent area of adventitia in the total excised tissue was only 1.0%. Research shows that a low level of arterial wall disruption correlates to lower restenosis rates and improved long-term outcomes for patients treated with Pantheris. The results of this histopathological analysis in conjunction with the primary safety and efficacy endpoint data from the VISION trial were published in the Journal of Endovascular Therapy in 2017.

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

INSIGHT (Pantheris)

The INSIGHT Trial was a prospective, global, single-arm, multi-center trial to evaluate the safety and effectiveness of Pantheris for treating in-stent restenosis (“ISR”) in lower extremity arteries. ISR occurs when a blocked artery previously treated with a stent becomes narrowed again, thereby reducing blood flow. Physicians often face challenges when treating ISR both in terms of safety and efficacy. From a safety standpoint, limitations in imaging techniques, such X-ray fluoroscopy, and the inability to control the directionality of other atherectomy devices create concerns about impacting the integrity of the stent during the procedure. In terms of efficacy, current therapies for in-stent restenosis, such as balloon angioplasty, have high rates of recurrent narrowing within stents.

The INSIGHT trial enrolled 97 patients at sites in the United States and Europe. Patient enrollment began in October 2017 and concluded in July 2021. Patients were evaluated at thirty days, six months and one year following treatment.

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

The secondary safety endpoint was absence of new or worsening stent fracture following use of the Pantheris catheter. Only one (1) catheter inadvertently made contact with a stent during the 97 procedures, a rate of 1%. This endpoint was not established with a sample size requirement, so this performance goal was met not only due to its extremely low incidence rate but also by the experience that after re-training the one physician who had this event on the use of real-time optical coherence tomography imaging during the procedure the physician completed 12 subsequent cases with no further events.

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

A 510(k) application to the FDA was submitted in June 2021 and the we received clearance to add ISR treatment to the indication for use for the Pantheris catheter in November 2021.

Other Studies

We are pursuing additional clinical data programs, including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We are currently enrolling subjects and expect to complete enrollment by the end of 2023.

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

Our sales team currently consists of a Vice President, Regional Director, Territory Sales Managers, Clinical Specialists, and one Vice President of International Sales. Territory Sales managers are responsible for all product sales, which include disposable devices and sale and service of our Lightbox console, while Clinical Specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by our marketing team, which focuses primarily on clinical training and education, marketing communications and product management. We have partnered with a third-party field service firm for the installation, service and maintenance of our Lightbox consoles.

For the year ended December 31, 2022, we had one customer that represented approximately 14% of revenues. For the year ended December 31, 2021, we had one customer that represented approximately 10% of revenues.

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

As of December 31, 2022, we held 54 issued and allowed U.S. patents, 1 U.S. pending provisional application, 22 U.S. utility patent applications and 4 PCT applications pending. As of December 31, 2022, we also had 84 issued and allowed patents from outside of the United States. As of December 31, 2022, we had 35 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2037.

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

As of December 31, 2022, we held six registered U.S. trademarks. In Europe, we hold three registered trademarks. In the United Kingdom, we hold three registered trademarks. In addition, we held one International Registration under the Madrid Protocol with granted extensions to China, Europe, Japan, and Korea (reflected in the three European registrations noted above).

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

●

Additional treatment indications. We intend to seek additional regulatory clearances from FDA to expand the indications for which our products can be marketed. This includes both expanding the marketed indications for our current products, as well as development of new products.

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

Manufacturing

All of our products are manufactured in-house using components and sub-assemblies fabricated both at our facility in Redwood City, California and by key qualified outside vendors. We assemble all of our finished catheter products at our manufacturing facility but certain critical processes such as coating and sterilization are done by specialized outside vendors. We expect our current manufacturing facility will be sufficient through at least 2023.

Order quantities and lead times for components purchased from outside suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. To date, we have experienced some delays in obtaining some of our components and subassemblies. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers and could harm our business.

We rely on single and limited source suppliers for several of our components and sub-assemblies. For example, we rely on single vendors for our optical fiber, coating and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox, as well as assembly of our Lightbox 3. These components are critical to our products and there are relatively few alternative sources of supply for them. Identifying and qualifying additional or replacement suppliers for any of the components used in our products could involve significant time and cost. Any supply or service interruption from our vendors or failure to obtain additional vendors for any of the components or services used to manufacture our products would limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations.

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

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. We and our component suppliers are required to manufacture our products in compliance with FDA’s QSR in 21 CFR part 820 of the FFDCA. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. In 2019, 2020 and 2021, BSI conducted multiple routine audits including surveillance audit, Microbiology audit, a MDSAP re-certification audit and an unannounced audit in September 2019. Our Quality System has undergone more than 20 external audits by third-parties and regulatory authorities since 2009. Most recently, we were audited in March 2022 as part of ISO 13485:2016 & MDSAP re-certification. The audit was conducted by BSI at the behest of US-FDA. No major non-conformances were identified. Minor non-conformances identified in the audits have been either successfully resolved or are being actively addressed via Avinger’s CAPA system.

Our failure or the failure of our component suppliers to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would harm our business. In the event that one of our suppliers fails to maintain compliance with our or governmental quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our Redwood City facilities meet the requirements set forth by ISO 13485:2016 Medical devices—Quality management systems—Requirements for regulatory purposes and MDD 93/42/EEC European Union Council Medical Device Directive.

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. In the United States the FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows two primary pathways for a medical device to gain approval for commercialization: (i) a pre-market notification or 510(k) submission based upon being equivalent to a device already in commercial distribution (a predicate device) or (ii) a PMA (pre-market approval). A completely novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) submission. The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Class I and Class II devices are considered to have minimal risk to the user. Some Class I and almost all Class II devices gain clearance for commercial distribution following review of an application to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III and generally require the submission of a PMA application for approval prior to commercialization. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

The 510(k) clearance path can be significantly less time-consuming and less arduous than the PMA path, making this route generally preferable for a medical device company. A 510(k) application must include documentation that its device is substantially equivalent to a technology already cleared through a 510(k) or in distribution before May 28, 1976, and for which the FDA has not required a PMA submission. The FDA has 90 days from the date of the pre-market equivalence acceptance to authorize or decline commercial distribution of the device. However, similar to the PMA process, clearance may take longer than this three-month window, as the FDA can request additional data to support the submission. If the FDA resolves that the product is not substantially equivalent to a predicate device, then the device acquires a Class III designation, and a PMA must be approved before the device can be commercialized. All of our currently marketed products have received commercial clearance and associated indications for use through the 510(k) regulatory pathway, some with the support of clinical data.

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

A PMA application must include reasonable scientific and clinical data that demonstrates the device is safe and effective for the intended uses and indications being sought. The application must also include preclinical testing, technical, manufacturing, and labeling information. If the FDA determines the application can undergo substantive review, it has 180 days to review the submission, but it can typically take longer (up to several years) as this regulatory body can request additional information or clarifications. The FDA may also impose additional regulatory hurdles for a PMA, including the institution of an advisory panel of experts to assess the application or provide recommendations as to whether to approve the device. Although the FDA in the end approves or disapproves the device, in nearly all cases the FDA follows the recommendation from the advisory panel. As part of this process, the FDA will usually inspect the manufacturing facilities and operations prior to approval to verify compliance with quality control regulations. Significant changes in the manufacturing of a device, or changes in the intended use, indications and labeling or design of a product require new PMA applications or PMA supplements for a product originally approved under a PMA. This creates substantial regulatory risk for devices undergoing the PMA route.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●

the FDA’s QSR (quality system regulation) that requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

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

We are registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit in 2013, there were no observations that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to the observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR. BSI, our European Notified Body, inspected our facility several times between 2010 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. In 2016, we joined the medical device-single audit program, or MDSAP that permits audits by our Notified Body to substitute for routine FDA inspections. Our Notified Body audit performed in January 2017 resulted in zero non-conformances and an unannounced audit in September 2019, noted only two minor non-conformances, that were addressed promptly and resolved. In 2019, 2020 and 2021, BSI conducted multiple routine audits including surveillance audit, a Microbiology audit, a MDSAP re-certification audit and an unannounced audit in September 2019. Our quality system has undergone more than 20 external audits by third-party and regulatory authorities since 2009. Most recently, we were audited in March 2022 as part of ISO 13485:2016 & MDSAP re-certification. The audit was conducted by BSI at the behest of the FDA. No major non-conformances were identified. Minor non-conformances identified in the audits have been either successfully resolved or are being actively addressed via our corrective action system. As of the date of this filing, we have no outstanding unresolved major non-conformances or findings pending with any regulatory body.

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

In March 2019, we successfully transferred all current product certificates from BSI-UK to BSI-Netherlands in anticipation of the UK leaving the European Union. Our products currently with CE marking are distributed in the EU, subject to the EU’s medical devices directive, or MDD with certification renewed in May 2021. In May 2021, we successfully extended the validity of the MDD certificates by 3-years, which will provide certification until we fully certify to the new EU-MDR, expected to become effective after calendar year 2027. We have made significant progress towards achieving MDR certification, however, the certification process is ongoing and we expect to obtain certification in the near term. Until such time as we are fully certified to EU MDR, we will be highly limited in our ability to make significant product changes to existing design and intended purposes of products (for distribution in the EU only) and/or will be unable to launch new products in the EU. Such limitations could harm our business, financial condition, and operating results.

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

Medicare reimbursement for hospital outpatient PAD procedures that include atherectomy for 2022 ranged between approximately $10,000 to greater than $16,000. These amounts include the cost of disposable devices such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (e.g., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Human Capital

As of December 31, 2022, we had 71 employees, including 23 in manufacturing and operations, 25 in sales and marketing, 7 in research and development and clinical and regulatory affairs, 6 in quality assurance and 10 in finance, general administrative and executive administration. Of these 71 employees, 4 are part time employees.

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

Compensation

We recognize that our employees are our most valuable asset. Our total rewards package includes market competitive pay, comprehensive and competitive benefits and retirement offerings and paid time off and family leave, among other benefits. To foster a stronger sense of ownership and align the interests of employees with shareholders, we have offered restricted stock units and awards to eligible employees under our broad-based stock incentive programs.

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

Risks Related to Our Business

●	significant fluctuations in our operating results, our history of net losses and ability to achieve profitability;

●	our ability to continue as a going concern;

●	our ability to obtain additional capital on acceptable terms or at all and our significant levels of debt;

●	our covenants and restrictions under and our ability to service our Loan Agreement with CRG;

●	the liquidation preference of our Series A preferred stock;

●	rights of warrant and preferred option holders in the event of a fundamental transaction,

●	our reliance on a limited number of products with a limited commercial history;

●	our reliance on sales professionals to market and sell our products;

●	our dependence on our senior management team and key employees;

●	our ability to demonstrate the benefits of our Lumivascular platform to physicians, hospitals, and patients and our ability to innovate successfully;

●	our competition, which includes companies that have longer operating histories, more established products, and greater resources;

●	the potential for disruptions at our manufacturing facility;

●	our dependence on third-party vendors, including some single-source suppliers, to manufacture some of our components, coating, and sub-assemblies;

●	our intention not to devote significant resources in the near-term to market our Lumivascular platform internationally;

●	our ability to use our net operating loss carryforwards;

●	the possibility that we may acquire other companies or technologies, or be the target of strategic transactions;

●	Outbreaks of contagious diseases, such as the novel coronavirus, COVID-19, and other public health crises may materially impact our business and operations;

●	Disruptions of our supply chain could have a material adverse effect on our operating and financial results;

●	New product development for the coronary artery disease market carries great risk;

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations;

Risks Related to Our Use of Technology and Intellectual Property

●	our technology infrastructure and the potential of a cybersecurity incident or data breach;

●	any future intellectual property litigation or administrative proceedings;

●	any failure to adequately protect our intellection property rights and the assertion of patents held by third parties against us;

Regulatory and Litigation Risks

●	compliance with applicable laws and regulations and our ability to obtain necessary regulatory clearances and approvals;

●	any material modifications to our Lumivascular platform products, which may require new clearances or approvals;

●	certain limitations on our ability to market our current products in the United States;

●	the success and timing of our clinical trials;

●	the performance of the outside parties that we engage to perform services related to certain of our clinical studies;

●	our limited long-term data regarding the safety and efficacy of our Lumivascular platform products;

●	our suppliers’ compliance with the FDA’s QSR;

●	any product recalls on our Lumivascular products;

●	any changes in coverage and reimbursement for procedures using our Lumivascular products and any healthcare reform measures;

●	compliance with healthcare regulations, environmental laws and regulations;

●	regulations related to “conflict minerals” and any use, misuse, or off-label use of our products;

●	the expense and availability of insurance coverage for liabilities resulting from our products;

●	related composition requirements;

Risks Related to Our Organizational Structure

●	the volatility of our stock price;

●	our ability to meet guidance or expectations and receive coverage of our business by securities or industry analysts;

●	any sales of substantial numbers of shares of our common stock in the public market;

●	the requirements and expense of being a public company;

●	the possibility that Nasdaq may delist our securities from its exchange;

●	anti-takeover provisions in our amended and restated certificate of incorporation, bylaws, and Delaware law;

●	the forum selection clause in our amended and restated certificate of incorporation;

●	our anticipation that we will not pay cash dividends in the foreseeable future;

●	CRG’s ability to exert significant control over certain matters pursuant to our Loan Agreement;

●	the current number of authorized shares available for issuance, and;

●	our dependence on our board of directors.

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

Our quarterly and annual results of operations, including our revenues, profitability and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly and annual results may decrease the value of our common stock. Factors that may cause fluctuations in our quarterly and annual results include, without limitation:

●

our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, and the timing of such clearances and approvals, particularly with respect to current and future generations of Pantheris, Tigereye and Ocelot product families;

●	market acceptance of our Lumivascular platform and products, including Pantheris, Ocelot, Tigereye and Lightbox;

●	the availability of reimbursement for our Lumivascular platform products;

●	our ability to attract new customers and increase the amount of business we generate from existing customers;

●	results of our clinical trials;

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $17.6 million in 2022 and $17.4 million in 2021. As of December 31, 2022, we had an accumulated deficit of approximately $402.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

Our 2022 financial statements contain disclosure that there is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2022 financial statements, included in this Annual Report on Form 10-K, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2022 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

Under our Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at December 31, 2022 and 2021 is classified as current. Majority Lenders have not purported that an Event of Default has occurred as a result of a Material Adverse Change However, there can be no guarantee that Majority Lenders will not invoke such Event of Default in the future, or that we will not experience other Material Adverse Changes or other Material Adverse Effect that could give rise to an Event of Default under the Loan Agreement.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs and commercialization efforts or cause us to become insolvent.

We believe that our cash and cash equivalents at December 31, 2022, together with debt and financing activities and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least the third quarter of 2023. Even though we received net proceeds of approximately $13.0 million from the sale of our common stock in February 2021, $6.7 million from the sale of our Series D Convertible Preferred Stock in January 2022, $4.4 million from the sale of our common stock in August 2022, and $0.8 million from the sale of our common stock under our at-the-market program that we entered into on May 20, 2022, we may need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our initial public offering (“IPO”), and our follow-on public offerings. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure, (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2022, we had $14.2 million in principal, back-end fees and interest outstanding under the Loan Agreement, with CRG. Our significant amount of debt may:

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

In particular, the Loan Agreement, as most recently amended in August 2022, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenues of $8.0 million in 2022, $10.0 million in 2023, $14.5 million in 2024 and $17.0 million in 2025. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. Such prepayment would use capital resources that are otherwise required for us to operate our business and, therefore, if we are required to pay such amounts our liquidity and operations could be adversely affected. In addition, if we are unable to make such required prepayment and, as a result, default on our obligations under the Loan Agreement, our business will be adversely affected. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended.

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

We may not be able to generate sufficient cash to service our obligations under the Loan Agreement. If we default on payments or otherwise fail to comply with our obligations under our Loan Agreement, the lenders thereunder may be able to accelerate amounts owed under the loan facility and may foreclose upon the assets securing our obligations.

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

The Series A preferred stock have a liquidation preference senior to our common stock and Series B preferred stock.

Our outstanding shares of Series A preferred stock have a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of our outstanding warrants) and Series B preferred stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A preferred stock would have the right to receive up to approximately $60.9 million as of December 31, 2022, plus any unpaid dividends, and, after the payment of the liquidation preference to the holders of the Series A preferred stock before any amount is paid to the holders of our Series B preferred stock or common stock or pursuant to the redemption rights in the warrants for fundamental transactions. The payment of the liquidation preferences could result in common stockholders, Series B preferred stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. In January 2019, December 2019, December 2020, December 2021, and December 2022, 2,945, 3,580, 3,866, 4,175 and 4,510 additional shares of Series A preferred stock, respectively, were issued to CRG as payment of dividends accrued through December 31, 2022.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

We have outstanding shares of convertible preferred stock, some of which contain “full-ratchet” anti-dilution protection, which may cause significant dilution to our stockholders.

As of December 31, 2022, we had outstanding 7,832,644 shares of common stock. As of that date we had outstanding 85 shares of Series B convertible preferred stock convertible into an aggregate of 56,591 shares of common stock and 60,876 shares of Series A convertible preferred stock convertible, subject to certain conditions, into an aggregate of 152,190 shares of common stock. The issuance of shares of common stock upon the conversion of such shares of preferred stock would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock. The shares of Series B preferred stock contain a “full-ratchet” anti-dilution provision which, subject to limited exceptions, would reduce the conversion price of the Series B preferred stock (and increase the number of shares issuable) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at price per share lower than the conversion price then in effect. Our outstanding 85 shares of Series B preferred stock are convertible into 56,591 shares of common stock at a conversion price of $1.502 per share.

The certificate of designation for our Series A preferred stock, as amended, currently provides that shares of such Series A preferred stock will not be convertible into shares of our common stock until our stockholders have approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to at least 125,000,000 shares. Our Board of Directors may determine to remove this requirement. If our stockholders approve such amendment to our Amended and Restated Certificate of Incorporation, shares of Series A preferred stock may be converted into shares of our common stock, which will result in dilution to our stockholders.

Certain of our outstanding warrants and preferred investment options include put rights upon the occurrence of a fundamental transaction, which could make it difficult for us to complete a fundamental transaction that would otherwise be beneficial to our stockholders.

Certain of our outstanding warrants, including the warrants issued in February 2018, November 2018, and January 2022 and the preferred investment options issued in August 2022, include provisions that, in the event of certain fundamental transactions defined in the relevant agreements, provide the holders of such warrants and preferred investment options with the right to require us, or the successor company in such transaction, to repurchase any unexercised portion of such warrants or preferred investment options from the holder at their Black-Scholes value. In some circumstance this repurchase must be made in cash. Such Black-Scholes value may be significant and the requirement to pay such amount could prevent us from completing a transaction which would otherwise be accretive to shareholders or make such transaction more costly and reduce the value of such transaction to holders of our common stock.

Our success depends in large part on a limited number of products, particularly the Pantheris product family, all of which have a limited commercial history. If these products fail to gain, or lose, market acceptance, our business will suffer.

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

All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018 and those versions of Pantheris became commercially available in the United States and select international markets promptly thereafter. Pantheris SV launched in July 2019 after having received FDA clearance in April 2019. Tigereye launched in October 2020 after having received FDA clearance in September 2020. Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries.

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

Our Lumivascular products are highly complex, and the failure of relatively minor components could result in product failure or other significant performance issues that may not be discovered until after delivery to customers, which could give rise to claims from our customers or their patients. We have in the past, and may in the future, become aware of performance issues with our products. For example, prior to becoming commercially available on March 1, 2016, Pantheris had been used in clinical trials mainly in controlled situations. Since its commercialization and as more physicians have used Pantheris, we have received additional feedback on its performance, both positive and negative. We have attempted to address certain of these concerns with our current version of Pantheris. However, there can be no assurance that the changes and improvements will fully address the performance issues that have been raised by earlier versions of Pantheris. Our revenue has been adversely impacted by these product performance issues. We also had to incur additional expenses to make product changes and improvements, and to replace products in accordance with our warranty policy. If future product performance issues are not resolved and physician concerns not addressed, our reputation could suffer, which could lead to decreased sales of our products.

We rely heavily on our sales professionals to market and sell our products. If we are unable to hire, effectively train, manage, improve the productivity of, and retain our sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals. Competition for sales professionals who are familiar with and trained to sell our products continues to be strong and our larger competitors are able to offer compensation and benefits that we are not able to. We have experienced and continue to experience significant turnover of our sales professionals. Significant turnover of our sales professionals makes it difficult for us to maintain an adequate presence in some markets and to preserve institutional expertise among our sales teams. While we train our new sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products, it takes time for the sales professionals to become productive following their hiring and training and there can be no assurance that newly hired sales professionals will reach adequate levels of productivity, or that we will not continue to experience significant levels of attrition in the future. Measures we implement to improve the productivity of our sales professionals may not be successful and may instead cause additional departures from our sales organization. Such attrition could further reduce our revenue, profitability, and harm our business and our stock price may be adversely impacted as a result.

In addition, the loss of any member of our sales team’s senior management could weaken our sales expertise and harm our business, and we may not be able to find adequate replacements on a timely basis, or at all. Attrition in our senior management team over sales that have occurred over the past several years have created and likely will continue to create instability in our sales force, which could lead to further attrition in our team of sales professionals. If we are unable to retain experienced sales professionals, our ability to market and sell our products in our target markets will be adversely affected, which will adversely affect our sales and results of operations.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Our employees may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. For example, our Chief Financial Officer resigned from the Company effective May 12, 2022. Nabeel Subainati, our Vice President of Finance, has been designated as Principal Financial Officer and Principal Accounting Officer effective as of July 21, 2022. If we are unable to hire one or more replacement employees for officers who have departed or may depart, or otherwise fill their responsibilities, our ability to effectively manage our business could be adversely affected.

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

In order to generate sales, we must be able to clearly demonstrate that our Lumivascular platform is a more effective treatment system than the alternatives offered by our competitors. If we are unable to convince physicians that our Lumivascular platform leads to significantly lower rates of restenosis, or narrowing of the artery, and leads to fewer adverse events during treatment than those using competing technologies, our business will suffer. We must convince hospitals and physicians that our Lumivascular platform results in significantly better patient outcomes at a competitive overall cost. For example, we may need to demonstrate that the investment hospitals must make of purchasing our Lightbox and the incremental costs of having a technician or a second individual operate Pantheris can be justified based on the benefits to patients, physicians and hospitals. If we are unable to develop robust clinical data to support these claims, we will be unable to convince hospitals and third-party payors of these benefits and our business will suffer. In addition, attrition among our sales professionals may make it difficult to maintain relationships with physicians and hospitals, which could adversely affect our sales and results of operations.

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

In order to remain competitive, we must also continue to develop new product offerings and enhancements to our existing Lumivascular platform products. The market for medical devices in general, and in the PAD market in particular, is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. If we are unable to innovate successfully, our Lumivascular platform products could become obsolete, and our revenues would decline as our customers purchase our competitors’ products. In addition, our innovation efforts may not result in new products that generate additional revenue. For example, we believe that our next-generation Pantheris, Pantheris SV and any future iterations of these products are important to our future revenues, and we are devoting a significant portion of our resources to their continued development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, market adoption, customer complaints and litigation. If sales of our new product offerings are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve, and our business will be adversely affected.

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

The indirect and direct effects of the COVID-19 pandemic, including subsequent variants, and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have adversely impacted and are expected to continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight delays have also been increasing in response to port closures, port congestion, shipping container and ship shortages, and global conflicts. To the extent the COVID-19 pandemic and other events result in continuation or worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $346.0 million and $209.8 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2023 for state purposes. Out of the total Federal net operating loss carryforwards, $88.5 million were generated in years after December 31, 2017 and have no expiration. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” A number of our common and preferred stock financings over the past year may affect our ability to use NOLs. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability.

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

Outbreaks of contagious diseases, such as the novel coronavirus, COVID-19, and other public health crises may impact our business and operations, which could materially adversely affect our financial condition and results of operations.

We have experienced a disruption in procedures using our products and in our operations as a result of the COVID-19 outbreak. Public health crises, including an outbreak of a contagious disease, such as COVID-19, particularly to the extent it becomes a pandemic like COVID-19, could significantly disrupt our business. The effects of such a public health crisis are difficult to predict, but may include a decrease in procedure volumes due to restrictions and guidelines implemented by facilities and governmental entities; reduced availability of physicians or lab space to treat patients using our products and/or different treatment prioritizations of those physicians; increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources; changed treatment decisions by patients who may elect to defer or avoid treatment for procedures that use our products due to concerns about the potential spread of diseases in facilities; the suspension of clinical trial activity; restrictions on the ability of our personnel and personnel of our distribution partners and sales agents to travel and to access customers and medical facilities for sales activities, training and case support; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors and sales agents due to the impact of the outbreak on their operations; temporary closures of our facilities; loss of employee productivity; government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products; legal actions threatened or commenced against us by employees, customers or others who allege that our actions or inactions relating to safety measures led to their exposure to COVID-19 or other personal injury; and adverse impacts on the national and global economies.

The extent of the COVID-19 pandemic may be further aggravated by the spread of new, more viral or deadly variants. Public health crises and pandemics, such as the outbreak of COVID-19, also affect the economy generally, which may affect our stock price, our ability to borrow or raise additional capital, and the funding of health systems that purchase our products, among other potential effects. The United States and world economies could enter into periods of sustained recession or depression, which could materially adversely affect our business. The total impact of these disruptions could have a material adverse impact on our financial condition and results of operations, and, we cannot predict the specific extent, or duration, of the impact of the COVID-19 outbreak or any other outbreak of a contagious disease or other public health crisis on our financial condition and results. Furthermore, the global COVID-19 pandemic continues to evolve and we do not yet know the full extent and duration of its impact. The full extent to which a public health crisis will directly or indirectly impact our business and results will depend on future developments that are highly uncertain and difficult to predict. Finally, to the extent a public health crisis adversely affects our business, results and prospects, it may also have the effect of heightening many of the other risks described in this section.

Disruptions of supply chains could have a material adverse effect on our operating and financial results

Disruption of supply chains due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the COVID-19 pandemic, terrorism, product recalls, port closures, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products, or cause the demand for our products to decrease. Many industries, including our own, face supply chain challenges as a result of COVID-19 and other macroeconomic issues, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, labor shortages and other supply chain disruptions. For example, hospitals reported a shortage of an iodinated contract medium used in X-rays, radiography and CT scans due to Shanghai’s lockdowns during the COVID-19 pandemic. A shortage of such products could lead to a reduced number of surgeries and decrease the demand for our products.

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

In order to create more opportunities to grow our revenue base, we must continue to develop new product offerings and enhancements to our existing Lumivascular platform products. The market for medical devices in general, and in the CAD market, is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. We believe that a Lumivascular product developed for the CAD market is important to our future revenues, and we are beginning to devote a significant portion of our resources to its development. Consequently, we anticipate we will need additional capital to finance this endeavor encompassing the research and development, clinical trials and eventual promotion of any new CAD product. Even if we are able to obtain additional capital, we may not be successful in the development any new CAD product.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. At that time, all of our cash and cash equivalents were held at Silicon Valley Bank and our access to such funds was limited until the United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of Silicon Valley Bank will have access to all of their money starting March 13, 2023. While we have regained access to our funds at Silicon Valley Bank and are evaluating our banking relationships, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors may also adversely affect our ability to access our cash and cash equivalents at affected financial institutions.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all.  Any decline in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2022, we held 54 issued and allowed U.S. patents, 1 U.S. pending provisional application, 22 U.S. utility patent applications and 4 PCT applications pending. As of December 31, 2022, we also had 84 issued and allowed patents from outside of the United States. As of December 31, 2022, we had 35 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

Before a new medical device, or a new intended use for, an existing product can be marketed in the United States, a company must first submit and receive either 510(k) clearance or pre-marketing approval from FDA, unless an exemption applies. Either process can be expensive, lengthy and unpredictable. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. Although we have obtained 510(k) clearance to market our Pantheris family of catheters for atherectomy, and our Ocelot and Tigereye family of catheters for crossing sub and total occlusions in the peripheral vasculature, our clearance can be revoked if safety or efficacy problems develop. Delays in obtaining clearance or approval could increase our costs and harm our revenues and growth.

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

Material modifications to the intended use or technological characteristics of our Lumivascular platform products will require new 510(k) clearances or pre-market approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained if such changes were made via the “Letter-to-File” process of internal documentation. Based on published FDA guidelines, the FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. We may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, our Lumivascular platform products in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. We have made modifications to our Lumivascular platform products in the past and will make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop selling or marketing our Lumivascular platform products as modified, which could harm our operating results and require us to redesign our Lumivascular platform products. In these circumstances, we may be subject to significant enforcement actions. Future versions of are Lumivascular platform incorporating enhancements may require additional regulatory clearances or approvals.

Our ability to market our current products in the United States is limited to use in peripheral vessels, and if we want to market our products for other uses, we will need to file for FDA clearances or approvals and may need to conduct trials to support expanded use, which would be expensive, time-consuming and may not be successful.

Our current products are cleared in the United States only for crossing sub-total and chronic total occlusions and for performing atherectomy in the peripheral vasculature. These FFDCA clearances prohibits us from marketing or advertising our products for any other indication within the peripheral vasculature, which restricts our ability to sell these products and could affect our growth. Additionally, our products are contraindicated for use in the cerebral, carotid, coronary, iliac, and renal arteries. While off-label use of medical devices is common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications regarding such off-label use. We are not allowed to actively promote or advertise our products for off-label use. In addition, we cannot make comparative claims regarding the use of our products against any alternative treatments without conducting head-to-head comparative clinical studies, which would be expensive and time consuming. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings or enforcement action by the FDA and other government agencies. In the future, if we want to market a variation of Ocelot, Tigereye or Pantheris product families in the United States for use in other applications for which we do not currently have clearance, such as the coronary arteries, we will need to make modifications to these products, conduct further clinical trials and obtain new clearances or approvals from the FDA. There can be no assurance that we will successfully develop these modifications, that future clinical studies will be successful or that the expense of these activities will be offset by additional revenues.

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

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. During the year ended December 31, 2022, our common stock has closed as low as $0.96 and as high as $10.20 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed in this Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. The analysts who previously published research reports on our stock following our IPO have discontinued coverage. We do not currently have analyst coverage. If analysts do not begin regularly publishing reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

On March 28, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”) to offer up to $50.0 million of our securities, which expires on March 29, 2025. On May 20, 2022, we entered into an “at-the-market” agreement pursuant to which we may offer and sell shares of our common stock pursuant to the Shelf Registration Statement. On August 3, 2022, we suspended the offer and sale of our common stock under our at-the-market program but may engage in such activity in the future. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we are limited in our ability to use the Shelf Registration Statement.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease located in Redwood City, California. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), 842, Leases, using the straight-line method over the term of the lease.

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of December 31, 2022 is 1.9 years.

We believe that our current facilities are adequate for our current and anticipated future needs through at least 2023.

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

HOLDERS OF RECORD

As of March 10, 2022, there were 8,614,508 shares of our common stock held by 123 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

DIVIDEND POLICY

Our Series A preferred stock carries an 8% cumulative dividend, which accumulates and is compounded annually. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2018, and at our option is payable in additional shares of Series A preferred stock. Additionally, the terms of our Series A preferred stock and Series B preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have issued a total of 19,076 shares of Series A preferred stock to pay the preferred dividend to the holder of Series A preferred stock through December 31, 2022. Other than the preferred dividend on Series A preferred stock, we have never declared or paid any cash dividends on any of our capital stock. Except with respect to the Series A preferred stock’s cumulative dividend, we do not anticipate paying any dividends in the foreseeable future and currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2022 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Overview

We are a commercial-stage medical device company that designs, manufactures, and sells real-time high-definition image-guided, minimally invasive catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular real-time high-definition image-guided system available in this market.

We design, manufacture, and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current Lumivascular platform consists of products including our Lightbox imaging console, the Ocelot and Tigereye family of devices, which are image-guided devices designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”), and the Pantheris family of catheters, our image-guided atherectomy catheters which are designed to allow physicians to precisely remove arterial plaque in PAD patients.

We are in the process of developing CTO crossing devices to target the coronary CTO market. However, the market for medical devices in the coronary artery disease (“CAD”) space is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation and there is no guarantee that we will be successful in developing and commercializing any new CAD product. At this stage, we are working on understanding market requirements, and initiated the development process for the new CAD product, which we anticipate will require additional expenses.

We received CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration, or FDA, 510(k) clearance in November 2012. We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris Small Vessel (“SV”), a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, an advanced version of our Lightbox that allows for easy portability and offers significant reductions in size, weight, and production cost in comparison to the incumbent version.

In July 2022, we submitted a 510(k) application to the FDA for the Tigereye Spinning Tip (“ST”) device, a next generation CTO crossing system. Tigereye ST is a line extension of our Ocelot and Tigereye family of CTO crossing catheters. This new image-guided catheter has an integrated outer spinning tip that pairs with the rotation of the inner tip to penetrate challenging blockages and CTO caps. Tigereye ST incorporates an advanced shaft design for pushability and torque response and a three-marker system, similar to Ocelot's, to facilitate consistent image interpretation across the platform. Tigereye ST continues to provide the high definition, real-time intravascular imaging, user-controlled deflectable tip, and faster rotational speeds introduced to Avinger's CTO portfolio with the commercial launch of Tigereye in early 2021. The low-profile Tigereye ST has a working length of 140 cm and 5 French sheath.

In January 2023, we submitted a 510(k) application to the FDA for the Pantheris LV device, a next generation image guided atherectomy system for the treatment of larger vessels, such as the superficial femoral artery (“SFA”) and popliteal arteries. Pantheris LV is a line extension of our Pantheris and Pantheris SV family of atherectomy products. This catheter offers higher speed plaque excision for efficient removal of challenging occlusive tissue and multiple features to streamline and simplify user-operation, including enhanced tissue packing and removal, a radiopaque gauge to measure volume of plaque excised during the procedure, and enhanced guidewire management.

Current treatments for PAD, including bypass surgery, can be costly and may result in complications, high levels of post-surgery pain, and lengthy hospital stays and recovery times. Minimally invasive, or endovascular, treatments for PAD include stenting, angioplasty, and atherectomy, which is the use of a catheter-based device for the removal of plaque. These treatments all have limitations in their safety or efficacy profiles and frequently result in recurrence of the disease, also known as restenosis. We believe one of the main contributing factors to high restenosis rates for PAD patients treated with endovascular technologies is the amount of vascular injury that occurs during an intervention. Specifically, these treatments often disrupt the membrane between the outermost layers of the artery, which is referred to as the external elastic lamina (“EEL”).

We believe our Lumivascular platform is the only technology that offers radiation free, high-definition real-time visualization of the inside of the artery during PAD treatment through the use of optical coherence tomography (“OCT”), a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with high-definition real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding damage to healthy portions of the artery.

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

During the fourth quarter of 2017, we began enrolling patients in INSIGHT, a clinical trial designed to support a submission to the FDA to expand the indication for our Pantheris atherectomy device to include the treatment of in-stent restenosis. Patient enrollment began in October 2017 and was completed in July 2021. Patient outcomes were evaluated at thirty days, six months and one year following treatment. In November 2021, we received 510(k) clearance from the FDA for this new clinical indication for treating in-stent restenosis with Pantheris using the data collected and analyzed from INSIGHT. We expect this will expand our addressable market for Pantheris to include a high-incidence disease state for which there are few available indicated or effective treatment options.

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We are currently enrolling patients, and we expect to complete enrollment in 2023.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California, will be sufficient through at least 2023. We generated revenues of $8.8 million in 2020, $10.1 million in 2021 and $8.3 million in 2022. Revenue in 2020 was adversely affected by COVID-19 as hospitals deferred elective procedures, which among other things, created unpredictability in case volume. This unpredictability created more volatility in our revenues which continued to adversely affect our business in 2021 and 2022. The decline in revenue in 2022 was also attributable to the adverse effects of staffing shortages, resource constraints on our customers as hospitals deferred elective procedures, and the impact of a very competitive market for talent on the retention of our commercial team.

Recent Developments

COVID-19 and Hospital Capacity Update

As a result of the effects of the COVID-19 pandemic and hospital staffing shortages, we experienced a significant decline in sales, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to COVID-19. We have continued to experience fluctuating sales as practitioners in certain jurisdictions were able to perform elective procedures while other jurisdictions were continuing to experience capacity issues. While at present, a majority of jurisdictions have eased restrictions on performing elective procedures, we cannot be certain that such restrictions will not be adopted again in the future. Some jurisdictions have experienced and continue to experience a resurgence in COVID-19 cases, which could prompt certain hospitals and other medical providers in such areas to again defer elective procedures or further prolong or reinstate existing restrictions on such procedures. If other jurisdictions experience a resurgence in COVID-19 cases, these jurisdictions may also prolong restrictions on elective procedures. Further, hospital staffing shortages, including issues independent of COVID-19-related capacity issues, have had and are likely to continue to have adverse impacts on our business and results of operations. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict.

We believe COVID-19 and the related burdens on the hospital systems have had and may continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products, as was the case since the onset of the pandemic in 2020. Consequently, it is unclear whether any reduction in sales from levels experienced during COVID-19 are temporary and whether such sales may be recoverable in the future. In addition, we have experienced disruptions in our manufacturing and supply chain, as well as delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

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

Principal Financial and Accounting Officer

As previously disclosed, our prior Chief Financial Officer left the Company on May 12, 2022. On July 21, 2022, our board of directors appointed Nabeel Subainati, who currently serves as our Vice President, Finance, as our Principal Financial Officer and Principal Accounting Officer.

Financing

During the years ended December 31, 2022 and 2021, our net loss and comprehensive loss was $17.6 million and $17.4 million, respectively. We have not been profitable since inception, and as of December 31, 2022, our accumulated deficit was $402.4 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

In September 2015, we entered into a Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively, “CRG”), under which we were able to borrow up to $50.0 million on or before the end of the twenty-fourth (24th) month period commencing on the first Borrowing Date (as defined in the Loan Agreement), subject to certain terms and conditions. Under the Loan Agreement we borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG (the “Securities Purchase Agreement”), pursuant to which CRG purchased 44 shares of our common stock on September 22, 2015 at a price of $111,928 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

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

We have entered into several amendments (collectively, the “Amendments”) to the Loan Agreement with CRG since September 2015, the most recent of which, was entered into on August 10, 2022. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make our entire interest payments in PIK interest payments through December 31, 2023 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021 and 2022; (8) added minimum revenue covenants of $10 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2023 due to the introduction of our Tigereye ST and Pantheris LV products (provided that they receive 510(k) clearance), investments in sales personnel and easing conditions involving hospital staffing and capacity issues. For the year ended December 31, 2022, there was one customer that represented approximately 14% of revenues. For the year ended December 31, 2021, there was one customer that represented approximately 10% of revenues.

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

Research and Development Expenses

Research and development (“R&D”), expenses consist primarily of engineering, product development, clinical and regulatory affairs, consulting services, materials, depreciation and other costs associated with products and technologies in development. These expenses include employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting, related travel expenses and facilities expenses. Clinical expenses include clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial and other related activities.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”), expenses consist primarily of compensation for personnel, including stock-based compensation, selling and marketing functions, physician education programs, business development, finance, information technology and human resource functions. Other SG&A expenses include commissions, training, travel expenses, educational and promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs and general corporate expenses. We expect SG&A expenses to increase as we expand our commercial efforts and additional costs related to corporate matters.

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

Results of Operations:

	Year Ended December 31,
	2022	2021
(in thousands)
Revenues	$8,273	$10,130
Cost of revenues	5,619	6,706
Gross profit	2,654	3,424
Gross margin	32%	34%

Operating expenses:
Research and development	4,390	5,900
Selling, general and administrative	14,221	15,625
Total operating expenses	18,611	21,525
Loss from operations	(15,957)	(18,101)
Interest expense, net	(1,665)	(1,648)
Other (expense) income, net	(1)	2,337
Net loss and comprehensive loss	$(17,623)	$(17,412)

Comparison of Years Ended December 31, 2022 and 2021

Revenues.

Revenues decreased $1.9 million, or 18%, to $8.3 million during the year ended December 31, 2022. The decrease in revenues reflects the fluctuating demand partially due to the adverse impacts of COVID-19 and hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the year ended December 31, 2022.

During the year ended December 31, 2021, we experienced increases in revenue largely due to easing restrictions from COVID-19 prompting the performance of a backlog of elective procedures that were previously deferred during 2020. We anticipate that COVID-19, hospital staffing and hospital capacity challenges, and the attrition and turnover of sales professionals could continue to impact demand for our products, for the foreseeable future.

Cost of Revenues and Gross Margin.

Cost of revenues decreased $1.1 million, or 16%, to $5.6 million during the year ended December 31, 2022. This decrease was primarily attributable to the decrease in revenues. Stock-based compensation expense within cost of revenues totaled $18,000 and $101,000 for the years ended December 31, 2022 and 2021, respectively.

Gross margin for the year ended December 31, 2022 decreased to 32% compared to 34% in the prior year. The decrease in gross margin was primarily due to the decrease in revenues and consequently a decrease in economies of scale relating to the decreased levels of production, partially offset by favorable changes in product mix.

Research and Development Expenses.

R&D expenses decreased $1.5 million or 26%, to $4.4 million during the year ended December 31, 2022. The decrease is primarily due to the completion of our development efforts on the Lightbox 3 last fiscal year. Stock-based compensation expense within R&D totaled $37,000 and $287,000 for the years ended December 31, 2022 and 2021, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device and future iterations of existing product lines.

Selling, General and Administrative Expenses.

SG&A expenses decreased $1.4 million, or 9%, to $14.2 million during the year ended December 31, 2022. This decrease was primarily due to decreased variable compensation which include retention bonuses and decreased selling and marketing ancillary costs resulting from the decline in revenues. Stock-based compensation expense within SG&A totaled $72,000 and $627,000 for the years ended December 31, 2022 and 2021, respectively. We expect SG&A expense to fluctuate during 2023 largely due to variable compensation related to fluctuations in revenues.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest expense remained flat compared to the prior year primarily due to the higher CRG loan balance from PIK interest being compounded, partially offset by increases in interest income due to the recent rising money market interest rates.

Other (Expense) Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other income, net for the year ended December 31, 2022 decreased approximately $2.3 million or 100%, in comparison to the prior year as the loan pursuant to the Paycheck Protection Program under the CARES Act (the “PPP Loan”) was fully forgiven resulting in a gain on extinguishment of that debt, a one-time occurrence during the prior year period. Both periods also included remeasurement gains and losses from foreign exchange transactions resulting in nominal changes between periods.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $14.6 million and an accumulated deficit of $402.4 million, compared to cash and cash equivalents of $19.5 million and an accumulated deficit of $384.8 million as of December 31, 2021. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $14.6 million at December 31, 2022 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the third quarter of 2023.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our at the market program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations.

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

Currently all of our cash and cash equivalents are held at a single financial institution, Silicon Valley Bank. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Equity Financings

On February 2, 2021, under our shelf registration statement, we completed a bought deal offering of 500,000 shares of common stock at an offering price of $28.80 per share. As a result, we received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

January 2022 Offering

On January 14, 2022, we entered into a securities purchase agreement with several institutional investors pursuant to which we agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of our Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share which was convertible into common stock at a conversion price of $8.00 per share. Concurrently, we agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of our common stock (the “Common Warrants”). As a result, we received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. During the year ended December 31, 2022, all 7,600 shares issued of Series D preferred stock were converted into a total of 950,000 shares of common stock. Consequently, there were no shares of Series D preferred stock outstanding as of December 31, 2022.

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

At The Market Offering Agreement

On May 20, 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to our shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the at the market program filed with the SEC on May 20, 2022. During the year ended December 31, 2022, we sold 585,603 shares of common stock pursuant to the ATM Agreement at an average price of $1.67 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. Other than the ATM Agreement, we currently do not have any commitments to obtain additional funds. On August 3, 2022, we suspended sales under the ATM Agreement. We plan to reactivate the ATM Agreement in March 2023 and may resume sales in the future. However, there can be no assurance that we will be successful in acquiring additional funding through these means.

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

On August 4, 2022, we entered into a securities purchase agreement with a single institutional investor, pursuant to which we issued (i) 700,000 shares of common stock, and (ii) pre-funded warrants in lieu of common stock to purchase up to an aggregate of 784,019 shares of common stock in a registered direct offering ( the “Registered Direct Offering”) at a purchase price of $1.752 per share. In a concurrent private placement, we also issued and sold to the investor pre-funded warrants to purchase up to an aggregate of 1,369,864 shares of common stock at the same purchase price as in the Registered Direct Offering (the “Private Placement” and together with the Registered Direct Offering, the “August 2022 Offering”). As a result, we received aggregate net proceeds of approximately $4.4 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

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

PPP Loan

On April 23, 2020, we received PPP loan proceeds of $2.3 million. The PPP Loan, which was in the form of a promissory note, dated April 20, 2020 (the “Promissory Note”), between us and Silicon Valley Bank (“SVB”) as the lender, was set to mature on April 20, 2022 and bore interest at a fixed rate of 1% per annum.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of December 31, 2022, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,203	$1,138	$—	$—	$2,341
CRG Loan (2)	—	19,384	—	—	19,384
Noncancelable purchase commitments (3)	1,079	34	—	—	1,113
	$2,282	$20,556	$—	$—	$22,838

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of December 31, 2022, is $14.2 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. Refer to Item 8, Financial Statements and Supplementary Data, Footnote 7 for additional details.

(3)	Noncancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

CRG Loan

We have entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on August 10, 2022. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments for through December 31, 2023 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021 and 2022; (8) added minimum revenue covenants of $10 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon our revenue and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights. The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of December 31, 2022, is $14.2 million. However, upon maturity of the obligations under the Loan Agreement in December 2025, we will be obligated to pay $19.4 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at December 31, 2022 and 2021 is classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Item 8, Financial Statements and Supplementary Data, Footnote 7 for additional details.

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

The lease will expire on November 30, 2024. We are obligated to pay a total approximately $5.8 million in base rent payments through November 2024, which began on December 1, 2019. The weighted average remaining lease term as of December 31, 2022 is 1.9 years.

Cash Flows:

	Year Ended December 31,
	2022	2021
(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,760)	$(15,697)
Investing activities	(51)	(34)
Financing activities	11,917	13,043
Net change in cash and cash equivalents	$(4,894)	$(2,688)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $16.8 million, consisting primarily of a net loss of $17.6 million and an increase in net operating assets of $1.7 million, partially offset by non-cash charges of $2.6 million. Non-cash charges largely related to non-cash interest expense of $1.9 million. The increase in net operating assets was primarily due to the increase in inventory of $1.4 million due to purchases of inventory components in anticipation of forecasted demand in light of extended lead times and a decrease in accounts payable due to timing of payments and overall, less expenditures. These increases were partially offset by the increase in other long-term liabilities as certain variable compensation continues to accrue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during both the years ended December 31, 2022 and 2021 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 of $11.9 million primarily relates to proceeds of $6.7 million from the issuance of preferred stock and warrants in the January 2022 Offering, net of commissions and various issuance costs, and proceeds of $4.4 million from the issuance of common stock and preferred investment options in the August 2022 Offering. We also received approximately $0.8 million, net of commissions and various issuance costs, from the sale of common stock pursuant to the ATM Agreement.

Net cash provided by financing activities for the year ended December 31, 2021 of $13.0 million relates to proceeds from the issuance of common stock in our February 2021 public offering, net of various issuance costs.

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

3.

Service revenue: Service contract revenue consists of preventative maintenance, upgrades, and service contracts. Service contracts are recognized ratably over the term of the service period and maintenance contract revenue is recognized when work is completed. To date, service revenue has been insignificant.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. At each balance sheet date, management evaluates inventories for excess quantities, and obsolescence. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory, management adjusts the carrying value to estimated net realizable value. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories along with a corresponding charge to cost of revenues. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Specifically, the future demand is derived based on our historical experience, from discussion with users of our products and general market conditions. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense if the inventory is contractually being provided at no cost to the clinical site. The cost of inventories are regularly reviewed against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

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

Credit Risk

As of December 31, 2022, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable, whereas at December 31 2021, there was one customer that represented 21% of accounts receivable. For the years ended December 31, 2022 and 2021, there was one customer that represented approximately 14% and 10% of revenues, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

On March 14, 2023, the Company and Nabeel Subainati entered into an amendment (the “CIC Amendment”) to Mr. Subainati’s Change in Control and Severance Agreement, dated May 16, 2022, to (i) provide that, in order to be eligible to receive the severance benefits in the event of a termination in connection with a change of control, the termination of Mr. Subainati’s employment must occur upon or within twelve months of such change of control, (ii) revise the amount of severance pay to equal Mr. Subainati’s monthly base salary and prorated target bonus, as then in effect, for a period of six months plus one month for every year of service completed, not to exceed an aggregate of twelve months, and (iii) provide that if Mr. Subainati continues to be employed by the Company (or any successor) on the date that is twelve months following a change of control, he will be entitled to receive, in a lump sum bonus payment, an amount equal to the severance pay he would have received if his employment had been terminated within twelve months following a change of control. The foregoing description of the CIC Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the CIC Amendment, which is filed as Exhibit 10.58 to this Annual Report on Form 10-K and incorporated herein by reference.

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

The following table sets forth the names, ages as of March 1, 2023 and certain other information for each of the directors with terms expiring at the 2023 annual meeting of stockholders (the “Annual Meeting”) (who are also nominees for election as a director at the Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since	Current Term Expires
Directors
James G. Cullen(1)(2)(3)	III	80	Director and Chairman of the Board of Directors	2014	2024
Jeffrey M. Soinski	I	61	President, Chief Executive Officer and Director	2014	2025
James B. McElwee(1)(2)(3)	II	70	Director	2011	2023
Tamara N. Elias(1)(2)(3)	III	51	Director	2019	2024

(1)	Member of our audit committee
(2)	Member of our compensation committee
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

Tamara N. Elias, M.D., was appointed to our board of directors in December 2019. Dr. Elias currently serves as SVP, Strategy and Business Incubation at Nuance Communications, a Microsoft Company. Previously she served as VP, Head of Global Partnerships at Merck. From 2020 to 2022. Dr. Elias was VP, Clinical Product Development at Aetna from 2018 to 2020. From 2015 to 2017, Dr. Elias was Vice President of Corporate Strategy and Business Development for the $8 billion medical segment at Becton Dickinson. From 2007 to 2015, Dr. Elias was a Partner with Essex Woodlands Healthcare Partners, a healthcare only growth equity firm founded in 1985. Earlier in her career, Dr. Elias was a management consultant at McKinsey, advising pharmaceutical, diagnostic and device companies in R&D, product commercialization and M&A. She currently serves on the board of REVA Medical BehaVR. Dr. Elias has previously served on the boards of several private companies, including Millennium Pharmacy Systems (sold to PharMerica), BreatheAmerica and Influence Health (sold to Healthgrades) as well as on the public company board of ATS Medical (sold to Medtronic). Dr. Elias holds degrees in Biology and Anthropology from Yale University, and an M.D. from The Johns Hopkins School of Medicine. She trained as a general surgeon at Massachusetts General Hospital.

We believe Dr. Elias is qualified to serve as a member of our board of directors because of her substantial corporate development and business strategy expertise and her experience in the healthcare industry.

Executive Officers

The following table identifies certain information about our executive officers as of March 1, 2023.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Each of our executive officers serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Jeffrey M. Soinski	61	President, Chief Executive Officer and Director
Himanshu N. Patel	63	Chief Technology Officer
Nabeel Subainati	39	Vice President, Finance, Principal Financial Officer and Principal Accounting Officer

For a brief biography of Mr. Soinski, please see the section of this Annual Report on Form 10-K titled “Directors.”

Himanshu N. Patel. co-founded Avinger in 2007 and has served as our Chief Technology Officer from January 2011 to November 2011 and then since October 2013. From September 1999 to February 2007, Mr. Patel held various research and development positions, including Director of Advanced Technologies, at FoxHollow Technologies. Mr. Patel previously held research and development positions at EndoTex Interventional Systems, General Surgical Innovations and Ethicon, a Johnson and Johnson company. Mr. Patel holds a B.S. in Mechanical Engineering from M.S. University of Baroda, India, and an M.S. in Mechanical Engineering from the University of Florida.

Nabeel Subainati has served in multiple capacities since January 2020. Currently Mr. Subainati is serving as the Company’s Vice President, Finance, formerly Mr. Subainati held the position of Vice President, Corporate Controller. He was appointed to serve as our Principal Financial Officer and Principal Accounting Officer effective as of July 21, 2022. Prior to joining the Company, Mr. Subainati served as Controller at Crossbar, Inc., a semiconductor memory technology provider from July 2018 until January 2020. Mr. Subainati previously served as Corporate Controller of Sigma Designs, Inc. a Nasdaq-listed integrated system-on-chip solutions provider for home and industrial applications, from May 2014 until its acquisition by Silicon Labs, Inc. in June 2018. Earlier in his career Mr. Subainati worked at Ernst & Young and Deloitte. He received a B.S. in business administration with an accounting major from Santa Clara University. He earned and currently holds an active CPA designation.

Code of Business Conduct

We have adopted a code of business conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct is available on our website at www. investors.avinger.com/governance. Updates to or waivers of the code will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the code in the future by disclosing such information on our website.

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

Board Meetings and Committees

During our fiscal year ended December 31, 2022, our board of directors held 9 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.  All of our directors who were directors at the time attended our 2022 annual meeting of stockholders telephonically.

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

All audit and non-audit services must be approved in advance by the audit committee.  Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our audit committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2022, our audit committee held four meetings.

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

Our Chief Executive Officer and Principal Financial Officer make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.  From time to time, the compensation committee may use outside compensation consultants to assist it in analyzing our compensation programs and in determining appropriate levels of compensation and benefits.  For example, we have periodically engaged Radford, a business unit of Aon Hewitt, to help develop our compensation philosophy, select a group of peer companies to use for compensation benchmarking purposes and advise on cash and equity compensation levels for our directors, executives and other employees based on current market practices.  We did not use any compensation consultants during our year ended December 31, 2022. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our compensation committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2022, our compensation committee held four meetings.

Nominating and Corporate Governance Committee

Messrs. Cullen, McElwee and Dr. Elias serve on our nominating and corporate governance committee.  Dr. Elias serves as the chair of the nominating and corporate governance committee.  Each member of our nominating and corporate governance committee meets the requirements for independence under the Nasdaq listing standards and SEC rules and regulations.  Our nominating and corporate governance committee is responsible for, among other things:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2022, our nominating and corporate governance committee held two meetings.

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

Under our amended and restated bylaws, stockholders may also nominate candidates for our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and should be sent in writing to our Secretary at 400 Chesapeake Drive, Redwood City, California 94063. To be timely for our 2023 annual meeting of stockholders, our Secretary must receive the nomination no earlier than June 18, 2023 and no later than July 18, 2023.

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

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our Chief Executive Officer and our two other most highly compensated executive officers in our fiscal years ended December 31, 2022 and 2021.  The individuals listed in the table below are our named executive officers for our fiscal year ended December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey M. Soinski	2022	400,000	-	-	-	205,155	-	605,155
President and Chief Executive Officer	2021	400,000	-	-	-	194,824	-	594,824
Himanshu Patel	2022	300,000	-	-	-	123,093	-	423,093
Chief Technology Officer	2021	300,000	-	-	-	116,047	-	416,047
Nabeel P. Subainati	2022	247,500	-	-	-	48,349	-	295,849
Principal Financial and Accounting Officer	2021	197,500	-	-	-	25,253	-	222,753

(1)

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers at December 31, 2022.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Name	Grant Date	Exercisable (3)	Unexercisable
Jeffrey M. Soinski	12/31/2014(1)(7)	76	—	36,000	12/31/2024	—	—
	3/7/2016 (2)(7)	7	—	103,680	3/7/2026	—	—
	3/13/2017 (2) (7)	7	—	16,400	3/13/2027	—	—
	9/18/2019(2) (8)	—	—	—	—	—	—

Himanshu Patel	11/5/2013 (1) (6)	2	—	162,000	11/5/2023	—	—
	12/31/2014(1)(7)	20	—	36,000	12/31/2024	—	—
	3/3/2016(2) (7)	2	—	103,920	3/3/2026	—	—
	3/13/2017 (2) (7)	3	—	16,400	3/13/2027	—	—
	9/18/2019(2) (8)	—	—	—	—	—	—

Nabeel Subainati (10)	1/6/2020(2) (8)	—	—	—	—	417	452

(1)

Each of the outstanding equity awards was granted pursuant to our 2009 Stock Plan.  No additional awards may be granted under the 2009 Stock Plan, and all awards granted under the 2009 Stock Plan that are repurchased, forfeited, expired, are cancelled or otherwise not issued become available for grant under the 2015 Plan in accordance with its terms.

(2)	Each of the outstanding equity awards was granted pursuant to our 2015 Equity Incentive Plan.
(3)	All of our options granted pursuant to our 2009 Stock Plan are early exercisable subject to the Company’s right to repurchase any unvested shares.
(4)	This column represents the fair value of a share of our common stock on the date of grant, as determined by our board of directors.
(5)

This column represents the market value of the unvested shares of our common stock underlying the RSUs as of December 31, 2022, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, of $1.09 per share.

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

(9)	Mr. Subainati has been designated as Principal Financial Officer and Principal Accounting Officer effective as of July 21, 2022.

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

Nabeel Subainati

We previously entered into a change in control agreement with Mr. Subainati, which we subsequently amended in March 2023. Under the agreement, as amended, we agreed that if, within the 18 month period following a “change of control,” we terminate Mr. Subainati’s employment other than for “cause” or death or disability, or if the employee resigns for “good reason” (as such terms are defined in the employee’s employment agreement) and, within 60 days following the employee’s termination, the employee executes an irrevocable separation agreement and release of claims, the employee is entitled to receive (i) continuing payments of severance pay at a rate equal to the employee’s base salary and target bonus, as then in effect, for six months plus one month for every year of service completed for the Company (provided that such severance shall not exceed 12 months), (ii) reimbursement of premiums to maintain group health insurance continuation benefits pursuant to “COBRA” for the employee and the employee’s dependents for up to six months, (iii) accelerated vesting as to 100% of the employee’s outstanding unvested stock options and/or restricted stock, and (iv) the extension of the post-termination exercise period of any options held by the employee for a period of 1 year. Additionally, if we experience a change in control, 50% of Mr. Subainati’s outstanding unvested stock options and/or restricted stock will vest. The agreement, as amended, also provides that if the employee is employed by us or our successor on the date that is 12 months following a change of control, then the employee will be entitled to a lump sum bonus payment in an amount equal to what the employee would have received as a severance payment if the employee had been terminated other than for cause, death or disability.

Executive Incentive Compensation Plan

Our board of directors has adopted an Executive Incentive Compensation Plan, or the Bonus Plan, which is administered by our compensation committee.  The Bonus Plan allows our compensation committee to provide cash incentive awards to selected employees, including our named executive officers, based upon performance goals established by our compensation committee.

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

Retention Bonuses

On March 9, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company determined to provide certain incentive payments (the “Retention Bonuses”) to certain full-time executive officers and vice presidents of the Company, including Jeffrey M. Soinski, and Himanshu Patel, who serve as the Company’s Chief Executive Officer and Chief Technology Officer, respectively (the “Bonus Officers”), based on certain performance goals. The Retention Bonus consists of incentive payments in an amount equal to 100% of such Bonus Officer’s annual salary as of December 31, 2023, 50% of which will be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2023, and 50% to be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2024 (each, a “Retention Bonus Payment”). The Retention Bonus Payments may be paid in cash or equity, or a combination of both, as determined by the Committee. In addition, the Retention Bonus Payments shall accelerate in the event of a Change in Control, as defined in the Company’s Amended and Restated 2015 Equity Incentive Plan, provided that the Bonus Officer remains in his or her respective position through such Change in Control. Each Retention Bonus Payment shall be increased in the event that the price of the common stock of the Company is above $60.00 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of such Retention Bonus Payment, according to the schedule below:

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

Director Compensation

Our board of directors approved our Outside Director Compensation Policy in January 2015 to compensate each non-employee director for his or her service and amended certain aspects of this policy in August 2018.  Our board of directors will have the discretion to revise non-employee director compensation as it deems necessary or appropriate.  Under our Outside Director Compensation Policy, non-employee directors will receive compensation in the form of equity and cash, as described below:

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

Compensation for Fiscal Year 2022

The following table sets forth a summary of the compensation received by our non-employee directors who received compensation during our fiscal year ended December 31, 2022:

Name	Fees earned or	Option awards(1)	Stock	Total
	paid in cash		awards(2)
James G. Cullen	$92,500	$-	$75,000	$167,500
James B. McElwee	65,000	-	75,000	140,000
Tamara Elias	62,500	-	75,000	137,500

(1)	As of December 31, 2022, Messrs. Cullen and McElwee had outstanding options to purchase a total of 169 and 12 shares of our common stock, respectively.
(2)	All non-employee directors that were directors at the time of grant received an Annual RSU grant on January 18, 2023 for the prior fiscal year ended December 31, 2022.

Directors who are also our employees receive no additional compensation for their service as directors.  During 2022, Jeffrey M. Soinski, our President, Chief Executive Officer and a director, was also our employee.  See the section titled “Summary Compensation Table” below for additional information about the compensation for Mr. Soinski.

Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allowed executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals were allowed voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. There was no common stock issued under the ODPP during either the year ended December 31, 2022 or 2021. On May 16, 2022, the Board of Directors of the Company terminated the Amended and Restated Officer and Director Share Purchase Plan due to the administrative costs of maintaining such plan and the limited amount of remaining shares. Consequently, there are no longer any shares reserved for issuance under this plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders.  The following table provides information as of December 31, 2022, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Restricted Stock Units and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	720	$19,360.30	1,759,566

(1)

Includes the following plans: our 2009 Stock Plan and our 2015 Plan.  Our 2015 Plan provides that on the first day of each fiscal year commencing in fiscal year 2016, the number of shares authorized for issuance under the 2015 Plan is periodically increased by such number of shares that may be determined by our board of directors and approved by our stockholders.

(2)	The weighted average exercise price does not take into account outstanding restricted stock, restricted stock awards, or RSUs, which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 1, 2023 for:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors and nominees for director; and

●	all of our current executive officers and directors as a group.

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

Applicable percentage ownership is based on 8,580,508 shares of our common stock outstanding as of March 1, 2023. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options, restricted stock awards (“RSAs”) or RSUs held by the person that are currently exercisable, exercisable or vests within 60 days of March 1, 2023.  However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Named Executive Officers and Directors (8):

Jeffrey M. Soinski(1)	257,160	2.9%
Himanshu Patel(2)	188,654	2.2%
Nabeel Subainati(3)	85,895	1.0%
James G. Cullen(4)	64,636	*
James B. McElwee(5)	64,481	*
Tamara N. Elias(6)	65,476	*
All executive officers, directors and director nominees as a group (6 individuals)(7)	726,302	*

*	Represents ownership of less than 1%
(1)

Consists of (i) 7,070 shares of common stock held of record by Mr. Soinski, (ii) 90 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2023, and (iii) 250,000 shares of common stock underlying RSAs, none of which vests within 60 days of March 1, 2023, but currently include voting rights equivalent to common stock.

(2)

Consists of (i) 5,088 shares of common stock held of record by Mr. Patel, (ii) warrants to purchase 250 shares of common stock, (iii) 27 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2023, (iv) 33,289 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock and (v) 150,000 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2023, but that currently include voting rights equivalent to common stock.

(3)

Consists of (i) 478 shares of common stock held of record by Mr. Subainati, (ii) 417 shares of common stock issuable upon vesting of RSUs within 60 days of March 1, 2023, and (iii) 85,000 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2023, but that currently include voting rights equivalent to common stock.

(4)

Consists of (i) 3,491 shares of common stock held of record by 2000 James Cullen Generation Skipping Family Trust, and (ii) 169 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2023, and (iii) 60,976 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2023, but that currently include voting rights equivalent to common stock. Mr. Cullen has sole voting and dispositive power with respect to shares held by James Cullen Generation Skipping Family Trust.  Mr. Cullen does not have a pecuniary interest in the James Cullen Generation Skipping Family Trust.

(5)

Consists of (i) 3,493 shares of common stock held of record by Mr. McElwee, and (ii) 12 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2023, and (iii) 60,976 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2023, but that currently include voting rights equivalent to common stock.

(6)

Consists of (i) 4,500 shares of common stock held of record by Mrs. Elias, and (ii) 60,976 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2023, but that currently include voting rights equivalent to common stock.

(7)

Consists of (i) 24,120 shares of common stock, (ii) warrants to purchase 250 shares of common stock, (iii) 715 shares of common stock issuable upon exercise of options exercisable or vesting of RSUs within 60 days of March 1, 2023, (iv) 33,289 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock and (v) 667,928 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2023, but that currently include voting rights equivalent to common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We describe below transactions and series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●

any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

We have entered into employment and separation arrangements with certain current and former executive officers.  For more information on these employment and separation agreements, see the section titled “Executive Compensation - Executive Employment Letters” and “Executive Compensation – Potential Payments upon Termination or Change of Control” in Item 11 above.

We have entered into indemnification agreements with our directors and executive officers.  The indemnification agreements, as well as our certificate of incorporation and bylaws, require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee.  Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval.  In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Information regarding the independence of directors is disclosed above under Item 10 under the heading “Director Independence” and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021 by
Moss Adams, as applicable.  All fees below were approved by our Audit Committee.

Year ending December 31,	2022	2021
Audit fees(1)(2)	$454,515	$414,750
Tax fees(3)	36,250	—
All other fees(4)	—	1,725
Total	$490,765	$416,475

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

(2)	For the years ended December 31, 2022 and 2021, audit fees also include fees related to our public offerings and review of documents filed with the SEC of $72,315 and $52,500, respectively.
(3)	For the year ended December 31, 2022, tax fees were comprised of compilation and filing activities relating to federal and state income tax returns, and consultations relating to general tax matters.
(4)	For the year ended December 31, 2021, all other fees were comprised of consultations relating to sales tax and other miscellaneous matters.

Auditor Independence

In our fiscal year ended December 31, 2022, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm.  Under this policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence.  All fees paid to Moss Adams for our fiscal years ended December 31, 2022 and 2021 were pre-approved by our audit committee.

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

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2021	$19	$2	$15	$6
Fiscal year ended 2022	$6	$70	$3	$73

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2021	$20	$10	$10	$20
Fiscal year ended 2022	$20	$—	$5	$15

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4 (3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.5 (4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock
3.6 (5)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
3.7 (5)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.8 (6)	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc.
3.9 (7)	Amendment to the Amended and Restated Bylaws of Avinger, Inc., dated as of October 27, 2021.
3.10 (8)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock.
3.11(32)	Certificate of Amendment to the Restated Certificate of Incorporation Avinger, Inc. dated March 11, 2022.
3.12(38)

Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 22, 2022.

4.1 (9)	Specimen Common Stock certificate of the registrant.
4.2 (5)	Specimen Series 1/2 warrant of the registrant.
4.3 (10)	Form of Common Stock Purchase Warrant
4.4 (11)	Description of Registrant’s Securities
4.5 (12)	Form of Common Stock Purchase Warrant.
4.6 (12)	Form of Placement Agent Warrant.
4.7 (35)	Form of Pre-Funded Common Stock Purchase Warrant - Registered Direct Offering
4.8 (35)	Form of Pre-Funded Common Stock Purchase Warrant - Private Placement Offering
4.9 (35)	Form of Series A Preferred Investment Option
4.10 (35)	Form of Series B Preferred Investment Option
4.11 (35)	Form of Placement Agent Preferred Investment Option
10.1# (13)	Form of Indemnification Agreement for directors and executive officers.
10.2# (14)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3# (14)	2014 Preferred Stock Plan.
10.5# (13)	Form of Restricted Stock Unit Award Agreement.
10.6# (13)	Form of Stock Option Agreement.
10.7# (13)	2015 Employee Stock Purchase Plan.
10.8# (13)	Executive Incentive Compensation Plan.
10.9 (14)	Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders.

Exhibit Number	Exhibit Title
10.10 (14)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (14)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (17)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.14# (14)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.16# (18)	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.17 (4)	Registration Rights Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.20 (16)

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.21 (16)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.24 (19)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.26 (20)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.27 (21)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.28 (4)	Amendment No. 2 to Term Loan Agreement, dated as of February 14, 2018, by and among the registrant and the lenders party thereto.
10.29 (4)	Series A Preferred Stock Purchase Agreement, dated as of February 14, 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.30 (22)	Securities Purchase Agreement, dated as of July 12, 2018, by and among the registrant and the purchasers identified on the signature pages thereto.
10.36# (25)	Change of Control and Severance Agreement, dated as of October 10, 2013, between the registrant and Himanshu Patel.
10.37 (26)	Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC.
10.41 (11)	Amendment No. 3 to Term Loan Agreement dated as of March 2, 2020, by and among the registrant and the lenders party thereto
10.42# (11)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated March 29, 2018, by and between the registrant and Jeff Soinski
10.43# (11)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated October 10, 2013, by and between the registrant and Himanshu Patel
10.46 (30)	Amendment No. 4 and Waiver to Term Loan Agreement
10.47 (31)	Amendment No. 5 to Term Loan Agreement, dated January 22, 2021, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.
10.48 (12)	Form of Securities Purchase Agreement, dated January 12, 2022 by and between Avinger, Inc. and the purchasers party thereto.
10.49 (33)	At the Market Offering Agreement dated May 20, 2022, by and between Avinger Inc., and H.C. Wainwright & Co., LLC
10.50# (34)	Change of Control and Severance Agreement dated May 16, 2022, by and between Avinger Inc., Nabeel Subainati
10.51 (35)	Form of Registration Rights Agreement between the Company and the purchasers identified therein dated August 3, 2022.
10.52 (36)	Amendment No. 6 to Term Loan Agreement, dated August 10, 2022, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.
10.53# (37)	Form of 2015 Equity Incentive Plan Restricted Stock Award Agreement.
10.54# (37)	Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.55(39)	Form of Registered Direct Securities Purchase Agreement.

10.56(39)	Form of Private Placement Securities Purchase Agreement.
10.57#(40)	Amended and Restated 2015 Equity Incentive Plan.
10.58#	Amendment No. 1 to Change in Control and Severance Agreement dated March 14, 2023 by and between the registrant and Nabeel Subainati
10.59#	Form of Retention Bonus Agreement
10.60#	Form of Restricted Stock Unit Award Grant Agreement
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

# Management contract or compensatory plan or arrangement.

(1)	Previously filed as an Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2015, and incorporated by reference herein.
(2)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.
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
(12)

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

(14)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(15)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2015, and incorporated by reference herein.
(16)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2016, and incorporated by reference herein.
(17)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018, and incorporated by reference herein.
(18)

Previously filed as an Exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221368), filed with the Securities and Exchange Commission on November 6, 2017, and incorporated by reference herein.

(19)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(20)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.
(21)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.
(22)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018, and incorporated by reference herein.
(23)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019, and incorporated by reference herein.
(24)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019, and incorporated by reference herein.
(25)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2019, and incorporated by reference herein.
(26)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2019, and incorporated by reference herein.
(27)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020, and incorporated by reference herein.
(28)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2020, and incorporated by reference herein.
(29)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021, and incorporated by reference herein.
(30)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2022, and incorporated by reference herein.
(31)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022, and incorporated by reference herein.
(32)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022, and incorporated by reference herein.
(33)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022, and incorporated by reference herein.
(34)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2022, and incorporated by reference herein.
(35)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022, and incorporated by reference herein.
(36)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2022, and incorporated by reference herein.
(37)	Previously filed as an Exhibit to the Current Report on Form 8-K (File No. 001-36817) filed with the Securities and Exchange Commission on August 8, 2022, and incorporated by reference herein.
(38)

Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K (File No. 001-36817) filed with the Securities and Exchange Commission on October 14, 2022, and incorporated by reference herein.

ITEM 16.     FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, and for the

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avinger, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and the financial statement schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventories

As described in Note 2 and 4 to the financial statements, the Company’s inventories balance was $5.0 million as of December 31, 2021. The Company values its inventories at lower of cost (determined using the first-in, first-out method) or net realizable value. The Company writes down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. The evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory.

We identified auditing the valuation of inventories, in particular the estimates for excess quantities and obsolescence, as a critical audit matter because of the significant assumptions and subjective judgments used by management, which involved significant audit effort and the use of especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address the critical audit matter included:

●	Evaluating management’s process for developing the estimates of excess and obsolete inventories by:

●	Evaluating the methodology utilized to calculate the estimate;

●	Assessing the appropriateness of the formulaic calculation and subjective management adjustments by product type;

●	Testing the mathematical accuracy of the formulaic calculation;

●	Performing inquiries with management as to the composition of the reserve for inventory items without recent sales.

●	Evaluating the reasonableness of the significant assumptions used by management including those related to future demand by:

●	Evaluating management’s ability to provide reasonable forecast of sales by comparing management’s prior period sales forecasts to actual results;

●

Performing inquiries with non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory items and other factors to corroborate management’s assertions regarding qualitative judgments about excess and obsolete inventories.

●	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate

●	Testing the calculations related to the application of the methodology to specific inventory categories by agreement to supporting documentation and recalculation.

●	Developing an independent expectation of the excess and obsolescence reserve based primarily on historical trends, and compared that expectation to the recorded amount for reasonableness.

/s/ Moss Adams LLP

San Francisco, California

March 15, 2023

We have served as the Company’s auditor since 2017.

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,603	$19,497
Accounts receivable, net of allowance for doubtful accounts of $73 and $6 at December 31, 2022 and 2021, respectively	1,057	1,393
Inventories, net	4,965	4,601
Prepaid expenses and other current assets	362	300
Total current assets	20,987	25,791

Right of use asset	2,194	3,179
Property and equipment, net	702	95
Other assets	312	420
Total assets	$24,195	$29,485

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$631	$1,394
Accrued compensation	1,401	1,609
Accrued expenses and other current liabilities	657	718
Leasehold liability, current portion	1,092	985
Borrowings, current portion	14,165	—
Total current liabilities	17,946	4,706

Borrowings, long-term portion	—	12,287
Leasehold liability, long-term portion	1,102	2,194
Other long-term liabilities	1,001	575
Total liabilities	20,049	19,762

Commitments and contingencies (Note 9)

Stockholders’ equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2022 and 2021
Shares issued and outstanding: 60,961 and 56,451 at December 31, 2022 and 2021, respectively; aggregate liquidation preference related to Series A convertible preferred stock of $60,876 and $56,366 at December 31, 2022 and 2021, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2022 and 2021
Shares issued and outstanding: 7,832,644 and 4,778,263 at December 31, 2022 and 2021, respectively	8	5
Additional paid-in capital	406,514	394,471
Accumulated deficit	(402,376)	(384,753)
Total stockholders’ equity	4,146	9,723
Total liabilities and stockholders’ equity	$24,195	$29,485

All share, per share data, par values, and additional paid-in-capital amounts reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenues	$8,273	$10,130
Cost of revenues	5,619	6,706
Gross profit	2,654	3,424

Operating expenses:
Research and development	4,390	5,900
Selling, general and administrative	14,221	15,625
Total operating expenses	18,611	21,525
Loss from operations	(15,957)	(18,101)

Interest expense, net	(1,665)	(1,648)
Other (expense) income, net	(1)	2,337
Net loss and comprehensive loss	(17,623)	(17,412)
Accretion of preferred stock dividends	(4,510)	(4,175)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	(5,111)	—
Net loss applicable to common stockholders	$(27,244)	$(21,587)
Net loss per share attributable to common stockholders, basic and diluted	$(4.36)	$(4.57)

Weighted average common shares used to compute net loss per share, basic and diluted	6,249	4,722

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	52,369	$—	4,246,308	$4	$380,413	$(367,341)	$13,076
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	500,000	1	13,043	—	13,043
Conversion of Series B preferred stock into common stock	(93)	—	18,600	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	13,355	—	—	—	—
Employee stock-based compensation	—	—	—	—	1,015	—	1,015
Issuance of Series A preferred stock to pay dividends	4,175	—	—	—	4,175	—	4,175
Accretion of Series A preferred stock dividends	—	—	—	—	(4,175)	—	(4,175)
Net and comprehensive loss	—	—	—	—	—	(17,412)	(17,412)
Balance at December 31, 2021	56,451	—	4,778,263	5	394,471	(384,753)	9,723
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	1,285,603	1	5,195	—	5,196
Issuance of Series D preferred stock, net of commissions and issuance costs	7,600	—	—	—	6,721	—	6,721
Conversion of Series D preferred stock into common stock	(7,600)	—	950,000	1	—	—	1
Exercise of pre-funded warrants for common stock	—	—	784,019	1	—	—	1
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	26,169	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	8,590	—	—	—	—
Employee stock-based compensation	—	—	—	—	127	—	127
Issuance of Series A preferred stock to pay dividends	4,510	—	—	—	4,510	—	4,510
Accretion of Series A preferred stock dividends	—	—	—	—	(4,510)	—	(4,510)
Net and comprehensive loss	—	—	—	—	—	(17,623)	(17,623)
Balance at December 31, 2022	60,961	$—	7,832,644	$8	$406,514	$(402,376)	$4,146

All share and per share data reflect the impact of the reverse stock split effective March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(17,623)	$(17,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	687
Amortization of debt issuance costs and debt discount	83	86
Stock-based compensation	127	1,015
Noncash interest expense and other charges	1,795	1,564
Change in right of use asset	93	133
Provision for excess and obsolete inventories	272	125
Gain on extinguishment of debt	—	(2,353)
Other non-cash charges	69	2
Changes in operating assets and liabilities:
Accounts receivable	269	89
Inventories	(1,387)	(849)
Prepaid expenses and other current assets	(62)	50
Other assets	15	(43)
Accounts payable	(764)	679
Accrued compensation	(208)	(94)
Accrued expenses and other current liabilities	(61)	49
Other long-term liabilities	426	575
Net cash used in operating activities	(16,760)	(15,697)

Cash flows from investing activities
Purchase of property and equipment	(51)	(34)
Net cash used in investing activities	(51)	(34)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of commissions and issuance costs	6,721	—
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	5,196	13,043
Net cash provided by financing activities	11,917	13,043

Net change in cash and cash equivalents	(4,894)	(2,688)
Cash and cash equivalents, beginning of period	19,497	22,185
Cash and cash equivalents, end of period	$14,603	$19,497

Supplemental disclosure of cash flow information

Noncash investing and financing activities:

Accretion of Series A preferred stock dividends	$4,510	$4,175
Issuance of Series A preferred stock as dividend payment	$4,510	$4,175
Transfers between inventory and property and equipment	$751	$(1)
Purchases of property and equipment in accounts payable	$—	$21

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1.	Organization

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2022, the Company had an accumulated deficit of $402.4 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $14.6 million at December 31, 2022 and expected revenues from operations will be sufficient to allow the Company to fund its current operations through the end of the third quarter of 2023. The Company received net proceeds of approximately $4.4 million from the sale of its common stock in August 2022, $0.8 million from the sale of its common stock under an At The Market Offering Agreement during the year ended December 31, 2022, $6.7 million from the January 2022 Series D preferred stock and $13.0 million from the sale of its common stock in February 2021. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that the Company may undertake in the next twelve months could cause substantial dilution to its existing stockholders, and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the COVID-19 pandemic and macroeconomic environment have in the past and could result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at December 31, 2022 and 2021 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

Currently all of our cash and cash equivalents are held at a single financial institution, Silicon Valley Bank. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Public Offerings

Past Offerings

On February 2, 2021, under a shelf registration statement, the Company completed a bought deal offering of 500,000 shares of common stock at an offering price of $28.80 per share. As a result, the Company received aggregate net proceeds of approximately $13.0 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

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

As a result, in the Registered Direct offering, the Company issued (i) 700,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). As of December 31, 2022, Pre-Funded Warrants exercisable for 622,000 shares of the Company’s common stock remained outstanding.

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

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, the Company sold 585,603 shares of common stock pursuant to the ATM Agreement at an average price of $1.67 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds. On August 3, 2022, the Company suspended sales under the ATM Agreement. The Company plans to reactivate the ATM Agreement in March 2023 and may resume sales in the future. However, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

On March 11, 2022, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-20 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on March 14, 2022. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split. All common stock, stock options, restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. Additionally, the common stock at par and related additional paid-in capital amounts as of December 31, 2021 in the balance sheet, the common stock at par and related additional paid-in capital amounts in the Statement of Stockholder’s Equity as of December 31, 2021 and 2020, and for the year ended December 31, 2021 have also been retroactively reclassified to give effect to the reverse stock split.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2022 and 2021. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2022 and 2021, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of December 31, 2022 and 2021. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable to the extent of the amounts recorded on the balance sheets.

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, Silicon Valley Bank. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2022 and 2021. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. The Company provides for uncollectible amounts when specific credit problems arise. Management's estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2022 and 2021. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable, whereas at December 31 2021, there was one customer that represented 21% of accounts receivable. For the year ended December 31, 2022 and 2021, there was one customer that represented approximately 14% and 10% of revenues, respectively. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises, terrorism, product recalls, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products. The Company believes COVID-19 and the subsequent burdens on the hospital systems has had and will continue to have an adverse effect on its ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of its products.

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

Accounts receivable allowance for doubtful accounts provision and recoveries or write-offs are summarized as follows (in thousands):

	2022	2021
Beginning balance	$6	$19
Provision	70	2
Recoveries/write-offs	(3)	(15)
Ending balance	$73	$6

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. At each balance sheet date, management evaluates inventories for excess quantities, and obsolescence. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory. To the extent that management determines there are excess or obsolete inventory, management adjusts the carrying value to estimated net realizable value. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories along with a corresponding charge to cost of revenues. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Specifically, the future demand is derived based on our historical experience, from discussion with users of our products and general market conditions. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. Inventory used in clinical trials is expensed at the time of production and recorded as research and development expense if the inventory is contractually being provided at no cost to the clinical site. The cost of inventories are regularly reviewed against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value, which could have a material impact on the gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets of generally three to five years. Depreciation expense includes the amortization of assets acquired under capital leases and equipment located with the Company’s sales personnel or at customer sites. Equipment held by customers is comprised of the Lightbox consoles located at customer sites under a lease or placement agreement. Equipment held by field sales personnel is also comprised of the Lightbox consoles in their possession. The related equipment is reclassified from inventory to the property and equipment account either upon execution of a lease or placement agreement for customers or upon shipment to a field salesperson. Depreciation expense for equipment held by customers or field sales personnel is recorded as a component of cost of revenues. Leasehold improvements and assets recorded under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful economic life of the asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2022.

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

3.

Service revenue: Service contract revenue consists of preventative maintenance, upgrades, and service contracts. Service contracts are recognized ratably over the term of the service period and maintenance contract revenue is recognized when work is completed. To date, service revenue has been insignificant.

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

Cost of Revenues

Cost of revenues consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of revenues currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of revenues also includes depreciation expense for the Lightboxes under lease, deployed with sales personnel and evaluation agreements, product warranty costs, product written-off due to excess or obsolescence, and certain direct costs such as shipping costs.

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

	2022	2021
Beginning balance	$187	$193
Warranty provision	22	49
Usage/Release	(100)	(55)
Ending balance	$109	$187

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

Stock-Based Compensation

Stock-based compensation for the Company includes amortization related to all stock options, restricted stock units (“RSU”), and restricted stock awards (“RSA”) based on the grant-date estimated fair value. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the vesting period of the award. The Company has not granted any stock options since 2017. The Company measures the fair value of RSUs and RSAs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As allowed under ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company accounts for forfeitures as they occur.

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income, net. During the years ended December 31, 2022 and 2021, the Company recorded $12,000 and $16,000 of foreign currency exchange net losses, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2022 and 2021, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of December 31, 2022 and 2021, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share attributable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Net loss applicable to common stockholders	$(27,244)	$(21,587)
Weighted average common stock outstanding, basic and diluted	6,249	4,722
Net loss per share attributable to common stockholders, basic and diluted	$(4.36)	$(4.57)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Year Ended December 31,
	2022	2021
Common stock warrants equivalents	4,009,679	135,429
Common stock options	303	304
Convertible preferred stock	58,080	52,289
Unvested restricted stock units	6,626	17,817
	4,074,688	205,839

Comprehensive Loss

For the years ended December 31, 2022 and 2021, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the years ended December 31, 2022 and 2021, 92% and 94% of the Company’s revenues were in the United States, based on the shipping location of the external customer. The remaining revenues for the years ended December 31, 2022 and 2021, were principally in Germany.

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

As of December 31, 2022 and 2021, the Company’s cash equivalents were all categorized as Level 1 and consisted of money market funds. As of December 31, 2022 and 2021, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the years ended December 31, 2022 and 2021.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$3,374	$2,503
Work-in-process	17	1
Finished products	1,574	2,097
Total inventories	$4,965	$4,601

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Equipment held by customers and field sales personnel	$2,566	$2,362
Machinery and equipment	1,372	1,391
Computer software	122	122
Computer equipment	200	173
Furniture and fixture	78	78
Leasehold improvements	320	320
Total property and equipment, gross	4,658	4,446
Less: Accumulated depreciation and amortization	(3,956)	(4,351)
Total property and equipment, net	$702	$95

Depreciation expense for the years ended December 31, 2022 and 2021, was approximately $196,000 and $687,000, respectively.

Property and equipment include certain equipment that is leased to customers and located at customer premises. Also, included is equipment held by the Company’s field sales personnel for use in cases with customers. The Company retains ownership of the equipment held for evaluation by customers and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers and those held by the Company’s field sales personnel of $119,000 and $539,000 was recorded in cost of revenues during the years ended December 31, 2022 and 2021, respectively. The net book value of this equipment was $527,000 and $0 at December 31, 2022 and December 31, 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred revenue	$141	$123
Accrued travel and entertainment expenses	129	118
Accrued product warranty costs	109	187
Accrued clinical trial costs	106	153
Accrued professional fees	60	—
Accrued sales and use tax	40	33
Other accrued liabilities	72	104
Total accrued expenses and other current liabilities	$657	$718

7. Borrowings

CRG

On September 22, 2015, the Company entered into a Term Loan Agreement, as amended (the “Loan Agreement”) with CRG under which, subject to certain conditions, the Company had the right to borrow up to $50 million in principal amount from CRG on or before the end of the twenty-fourth (24th) month period commencing on the first Borrowing Date (as defined in the Loan Agreement). The Company borrowed $30 million on September 22, 2015. The Company borrowed an additional $10 million on June 15, 2016 under the Loan Agreement.

On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38 million of the principal amount of the senior secured term loan (plus $3.8 million in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock (see below).

The Company has entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on August 10, 2022. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments for through December 31, 2023 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021 and 2022; (8) added minimum revenue covenants of $10 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights.

Under the amended Loan Agreement, no cash payments for either principal or interest are required until the first quarter of 2024. The interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2024, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.9 million with total principal payments of $7.5 million in 2024 and $7.5 million in 2025. The maturity date of the Loan (as defined in the Loan Agreement) is December 31, 2025.

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

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and revenue requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the amended Loan Agreement included a covenant that the Company maintain a minimum of $3.5 million of cash and certain cash equivalents, and the Company has to achieve certain minimum revenues. If the Company fails to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides the Company with a cure right if it prepays a portion of the outstanding principal equal to 2.0 times the revenue shortfall. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain “Events of Default” set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a “Material Adverse Change” thereunder.

As of December 31, 2022, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of December 31, 2022, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2023	$—
2024	9,045
2025	10,339
Total	19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to December 31, 2022	(4,970)
Less: Amount representing debt issuance costs	(249)
Borrowings, current portion, as of December 31, 2022	$14,165

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2022 and 2021, the balance of the aggregate debt discount was approximately $249,000 and $332,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $83,000 and $86,000 during the years ended December 31, 2022 and 2021, respectively. The Company incurred total interest expense of approximately $1.9 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively.

Due to the substantial doubt about the Company’s ability to continue operating as a going concern and the Event of Default (as defined in the Loan Agreement) that could result due to a “Material Adverse Change” under the Loan Agreement, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at December 31, 2022 was classified as current in these financial statements as compared with long-term as of December 31, 2021. CRG has not purported that an Event of Default has resulted due to a Material Adverse Change.

Paycheck Protection Program

On April 23, 2020, the Company received loan proceeds of $2.3 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act.

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

On April 17, 2021, the Company was notified by SVB that its PPP Loan had been fully forgiven by the SBA and that there was no remaining balance on the PPP Loan. The Company recorded the forgiveness as other income in April 2021 in the amount of $2.4 million, of which approximately $23,000 was accrued interest. For the year ended December 31, 2021, the Company incurred interest expense of approximately $7,000 related to the PPP Loan.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of December 31, 2022 is 1.9 years.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for each of the years ended December 31, 2022 and 2021 was approximately $1.3 million. The Company’s variable expenses for the years ended December 31, 2022 and 2021 was approximately $0.3 million and $0.2 million, respectively. Operating right-of-use asset amortization for the year ended December 31, 2022 and 2021 was approximately $1.1 million and $1.0 million, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $65,000 and $158,000 as prepaid rent included in other assets on the balance sheet as of December 31, 2022 and 2021, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of December 31, 2022 (in thousands):

Year Ending December 31,
2023	$1,203
2024	1,138
Total	2,341
Less: Imputed interest	(147)
Leasehold liability as of December 31, 2022	$2,194

The following table shows ROU assets and lease liabilities, and the associated financial statement line items (in thousands):

		December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2022	2021
Right of use assets:
Operating lease	Right of use asset	$2,194	$3,179
Total right of use assets		$2,194	$3,179
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,092	$985
	Leasehold liability, long-term portion	1,102	2,194
Total lease liabilities		$2,194	$3,179

9. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.1 million as of December 31, 2022. The majority of this amount is related to commitments to purchase inventory components for our various product lines.

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

10. Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of December 31, 2022 and 2021, 60,961 and 56,451 shares of convertible preferred stock, respectively, were issued and outstanding.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share, no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. During the years ended December 31, 2022 and 2021, 4,510 and 4,175 additional shares, respectively, were issued to CRG as payment of dividends. As of December 31, 2022 and 2021, 60,876 and 56,366 shares of Series A preferred stock were outstanding, respectively, which are currently convertible into shares of the Company’s common stock at $400 per share. The Series A preferred stock accrued additional dividends of approximately $4.5 million and $4.2 million during the years ended December 31, 2022 and 2021, respectively.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. During the year ended December 31, 2021, 93 of these shares converted into 18,600 shares of common stock. As of December 31, 2022 and 2021, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $1.502 per share.

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

On January 14, 2022, the Company entered into a security purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D convertible preferred stock, par value $0.001 per share at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). The shares of Series D preferred stock had a stated value of $1,000 per share and were convertible into an aggregate of 950,000 shares of common stock at a conversion price of $8.00 per share. During the year ended December 31, 2022, all 7,600 shares of Series D preferred stock were converted into a total of 950,000 shares of common stock. Consequently, there were no shares of Series D preferred stock outstanding as of December 31, 2022.

At the time of issuance, the Company evaluated the classification of the Series D preferred stock and determined equity classification was appropriate due to no mandatory or contingently redeemable redemption features. The warrants issued to the investors were considered freestanding equity classified instruments. The Company first allocated gross proceeds from the registered direct offering between the preferred stock and the warrants issued to investors using a relative fair value approach, resulting in an initial allocation to each instrument of $4.0 million and $3.6 million, respectively. On the issuance date, the Company estimated the fair value of the Common Warrants issued to investors and warrants issued to the placement agent designees using a Black-Scholes option pricing model using the following assumptions: (i) contractual term of 5.5 years, (ii) expected volatility rate of 136.61%, (iii) risk-free interest rate of 1.51%, (iv) expected dividend rate of 0%, and (v) closing price of the Company’s common stock of the day immediately preceding the registered direct offering. The fair value of preferred stock was estimated based upon equivalent common shares that preferred stock could have been converted into at the closing price of the day immediately preceding the purchase date.

The embedded conversion feature was evaluated and bifurcation from the preferred stock equity host was not considered necessary. The issuance of the Series D convertible preferred stock generated a beneficial conversion feature (“BCF”) which arose as the equity security was issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recorded the BCF as a discount to the preferred stock resulting in the amount of $5.1 million based on the intrinsic value of the beneficial conversion. As the preferred stock was immediately convertible into common stock subject to the consummation of the reverse stock split on March 14, 2022, a deemed dividend related to the discount associated with the beneficial conversion feature was recorded on that date. This one-time, non-cash charge impacted net loss applicable to common stockholders and net loss per share attributable to common stockholders for the year ended December 31, 2022.

Common Stock

At December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 7,832,644 shares were issued and outstanding.

Common Stock Warrants

As of December 31, 2022, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	July 2027
Pre-funded warrants issued in the August 2022 financing	1,369,864	1,369,864	$0.0001	n/a
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	171,233	$2.19	August 2027
Total as of December 31, 2022	51,185,758	8,255,148

As of December 31, 2021, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Total as of December 31, 2021	26,456,895	132,265

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

August 2022 Offering

Pursuant to a purchase agreement entered into on August 4, 2022, the Company issued, in a registered direct offering, Pre-Funded Warrants to purchase up to 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and, in a concurrent private placement, Pre-Funded Warrants to purchase up to 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). The August 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable, and have no expiration date. During the year ended December 31, 2022, 784,019 of shares of RD Pre-Funded Warrants were exercised into the equivalent number of the Company’s common stock. As of December 31, 2022, August 2022 Pre-Funded Warrants exercisable for 1,369,864 shares of the Company’s common stock remained outstanding. On February 14, 2023, an additional 747,864 Private Placement Pre-Funded Warrants were exercised leaving 622,000 August 2022 Pre-Funded Warrants outstanding.

Also in the August 2022 offering, the Company issued Series A preferred investment options to purchase up to 2,853,883 additional shares of the Company’s common stock and Series B preferred investment options to purchase up to 2,853,883 additional shares of the Company’s common stock, collectively referred to as Preferred Investment Options. The Series A preferred investment options have an exercise price of $1.502 per share, are immediately exercisable, and will expire five and one-half years from the date of issuance, or February 8, 2028, and the Series B preferred investment options have an exercise price of $1.502 per share, are immediately exercisable, and will expire two years from the date of issuance, or August 8, 2024.

The Company also issued to the placement agent of the August 2022 Offering preferred investment options to purchase up to 171,233 shares of common stock (the “Placement Agent Preferred Investment Options”). The Placement Agent Preferred Investment Options are subject to the same terms as the Preferred Investment Options, except that the Placement Agent Preferred Investment Options have an exercise price of $2.19 per share and a term of five years from the commencement of the sales pursuant to the August 2022 Offering, or August 3, 2027.

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

As of December 31, 2022 and 2021, warrants and preferred investment options to purchase an aggregate of 8,255,148 and 132,265 shares of common stock were outstanding, respectively, all of which were classified within the equity section of the respective balance sheets.

11. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. The shares reserved for issuance under the 2015 Plan includes share awards granted under the prior equity incentive plan that expire or terminate without having been exercised in full or that are forfeited or repurchased. On October 14, 2022, the Company’s stockholders approved an additional 1,750,000 shares of common stock for issuance under the 2015 Plan. As of December 31, 2022, 1,759,566 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2020	307	$19,577.10	5.95	$—
Options expired	(4)	$36,000.00
Balance at December 31, 2021	303	$19,360.30	5.02	$—
Balance at December 31, 2022	303	$19,360.30	4.02	$—

Exercisable at December 31, 2022	303	$19,360.30	4.02	$—

Vested and expected to vest at December 31, 2022	303	$19,360.30	4.02	$—

Additional information related to the Company’s stock options as of December 31, 2022 is summarized as follows:

Options Outstanding						Options Vested
				Weighted	Weighted		Weighted
				Average	Average		Average
Exercise			Options	Remaining	Exercise	Number	Exercise
Price			Outstanding	Contractual Life	Price	Exercisable	Price
$334.00			155	5.44	$334.00	155	$334.00
$16,400.00	-	28,400.00	31	4.18	$17,323.87	31	$17,323.87
$36,000.00			103	2.00	$36,000.00	103	$36,000.00
$103,680.00	-	162,000.00	14	2.85	$112,097.14	14	$112,097.14
			303	4.02	$19,360.30	303	$19,360.30

There were no options granted or exercised during either of the years ended December 31, 2022 or 2021. For the years ended December 31, 2022 and 2021, stock-based compensation expense recognized associated with stock options vesting was approximately $0 and $4,000, respectively. As of December 31, 2022, there is no remaining unamortized stock-based compensation expense associated with unvested stock options. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2022 and 2021.

The Company’s RSUs generally vest annually over three years in equal increments. The Company measures the fair value of RSUs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2020	20,671	$76.03	0.98
Awarded	4,500	$32.20
Released	(13,386)	$104.31
Forfeited	(1,725)	$53.62
Awards outstanding at December 31, 2021	10,060	$24.39	0.72
Released	(8,590)	$25.02
Forfeited	(1,053)	$24.25
Awards outstanding at December 31, 2022	417	$11.64	0.17

As of December 31, 2022, there was less than $0.1 million of remaining unamortized stock-based compensation expense associated with RSUs, which will be expensed over a weighted average remaining service period of 0.2 years. The outstanding non-vested and expected to vest RSUs at December 31, 2022 have an aggregate fair value of approximately less than $0.1 million. The Company used the closing market price of $1.09 per share at December 31, 2022 to determine the aggregate fair value for the RSUs outstanding at that date. For the years ended December 31, 2022 and 2021, the fair value of RSUs vested was approximately $14,000 and $273,000, respectively. For the years ended December 31, 2022 and 2021, stock-based compensation expense recognized associated with the vesting of RSUs was approximately $0.1 million and $1.0 million, respectively.

2018 Officer and Director Share Purchase Plan

On August 22, 2018, the Board of Directors of the Company approved the adoption of an Officer and Director Share Purchase Plan (“ODPP”), which allowed executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals were allowed voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. There was no common stock issued under the ODPP during either of the years ended December 31, 2022 or 2021. On May 16, 2022, the Board of Directors of the Company terminated the Amended and Restated Officer and Director Share Purchase Plan due to the administrative costs of maintaining such plan and the limited amount of remaining shares. Consequently, there are no longer any shares reserved for issuance under this plan.

Total noncash stock-based compensation expense relating to the Company’s stock options and RSUs recognized, before taxes, during the years ended December 31, 2022 and 2021, is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenues	$18	$101
Research and development expenses	37	287
Selling, general and administrative expenses	72	627
	$127	$1,015

12. Income Taxes

For the years ended December 31, 2022 and 2021, the Company’s provision for income taxes consisted of zero state income tax expense. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Tax at federal statutory rate	$(3,701)	$(3,657)
State taxes, net of federal benefit	(916)	(711)
Permanent differences	(484)	(445)
Change in valuation allowance	5,084	5,104
Research credits	(273)	(286)
Nondeductible interest expense	290	—
Other	—	(5)
Provision for taxes	$—	$—

Significant components of the Company’s net deferred tax assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Federal, state and foreign net operating losses	$85,547	$83,211
Research and other credits	5,343	4,892
Operating lease liability	544	752
Fixed assets	471	—
Accruals and other	3,628	2,845
Capitalized research and development	1,019	—
Total deferred tax assets	96,552	91,700
Less: Valuation allowance	(95,992)	(90,908)
Total net deferred tax assets	560	792
Deferred liabilities:
Property and equipment	—	(2)
Operating lease right of use asset	(560)	(790)
Total deferred tax liabilities	(560)	(792)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by $5.1 million and $4.7 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had approximately $344.3 million of federal and $208.0 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2027 and 2023, respectively. Out of the Federal net operating loss carryforwards, $86.8 million were generated post December 31, 2017 and have no expiration.

As of December 31, 2022, the Company also had approximately $4.3 million and $4.2 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for both federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2027, and the California research credits do not expire and may be carried forward indefinitely.

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

A reconciliation of the beginning and ending amount of the gross recognized tax benefit is as follows (in thousands):

	As of December 31,
	2022	2021
Balance at beginning of year	$2,366	$2,307
Increase based on the tax positions in the current year	203	228
Increase (Decrease) for tax positions of prior year	12	(169)
Balance at end of year	$2,581	$2,366

As of December 31, 2022, all unrecognized tax benefits would be subject to a full valuation allowance, if recognized, and would not affect the Company’s tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2022 or 2021.

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

14. Subsequent Events

Pre-Funded Warrant Exercise

On February 14, 2023, a holder of Private Placement Pre-Funded Warrants opted to exercise a portion of the warrant into common stock. A total of 747,864 shares of the Private Placement Pre-Funded Warrants were exercised resulting in the issuance of an aggregate of 747,864 shares of common stock. After giving effect to these aforementioned exercise, there remains 622,000 shares of Private Placement Pre-Funded Warrant shares outstanding, which if exercised, would result in the issuance of an equivalent number of shares of common stock.

Restricted Stock Award Grant

On January 18, 2023, the Company granted a total of 1,502,928 shares of RSAs to various employees. These RSAs generally vest annually over two years in equal increments, with certain exceptions. The Company measured the fair value of RSAs using the closing stock price of a share of the Company’s common stock of $1.23 on the day of grant. The resulting expense will be recognized on a straight-line basis over the vesting period of the awards.

Silicon Valley Bank

Currently all of our cash and cash equivalents are held at a single financial institution, Silicon Valley Bank. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 15, 2023	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2023	/s/ Nabeel Subainati
Nabeel Subainati
Vice President, Finance
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Soinski and Nabeel Subainati, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer);	March 15, 2023
Jeffrey M. Soinski	Director

/s/ Nabeel Subainati	Vice President, Finance (Principal Financial and Accounting Officer)	March 15, 2023
Nabeel Subainati

/s/ James B. McElwee	Director	March 15, 2023
James B. McElwee

/s/ James G. Cullen	Director	March 15, 2023
James G. Cullen

/s/ Tamara Elias	Director	March 15, 2023
Tamara Elias