Form 10-K/A
period 2022-12-31
Avinger Inc
filed 2023-03-17
CIK 1506928

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

As of March 10, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,083,436 (including 1,468,928 unvested restricted stock awards).

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Moss Adams LLP	Auditor Location: San Francisco, CA	PCAOB ID: 659

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” amends Avinger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023.

This Amendment amends (i) the number of shares outstanding on the cover page to include 1,468,928 unvested restricted stock awards that were granted to certain employees, officers, and directors of the Company in January 2023, (ii) Item 12 of Part III to update the number of shares outstanding as of March 1, 2023 under the heading “Security Ownership of Certain Beneficial Owners and Management” to include 1,468,928 unvested restricted stock awards that were granted to certain employees, officers, and directors of the Company in January 2023 and to include Armistice Capital, LLC as a 5% stockholder, and (iii) Item 15(a)(3) of Part IV to update certain footnote references in the exhibit index.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

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

PART III

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

Applicable percentage ownership is based on 10,083,436 shares of our common stock outstanding as of March 1, 2023 (including 1,468,928 unvested restricted stock awards). In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options, restricted stock awards (“RSAs”) or RSUs held by the person that are currently exercisable, exercisable or vests within 60 days of March 1, 2023.  However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
5% Stockholders
Armistice Capital, LLC(8)	789,400	7.8%

Named Executive Officers and Directors:

Jeffrey M. Soinski(1)	257,160	2.6%
Himanshu Patel(2)	188,654	1.9%
Nabeel Subainati(3)	85,895	*
James G. Cullen(4)	64,636	*
James B. McElwee(5)	64,481	*
Tamara N. Elias(6)	65,476	*
All executive officers, directors and director nominees as a group (6 individuals)(7)	726,302	7.2%

*	Represents ownership of less than 1%

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

(8)
The information regarding the number of shares beneficially owned or deemed to be beneficially owned by Armistice Capital, LLC and Steven Boyd is based solely on a Schedule 13G/A filed by Armistice Capital, LLC and Steven Boyd on February 14, 2023. According to the Schedule 13G, Armistice Capital, LLC and Steven Boyd beneficially own shares of common stock as follows:

Entity	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Aggregate Amount Beneficially Owned
Armistice Capital, LLC	—	789,400	—	789,400	789,400
Steven Boyd	—	789,400	—	789,400	789,400

The business address of each entity is c/o Armistice Capital, LLC 501 Madison Avenue, 7th Floor, New York, NY 10022.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2 (1)	Bylaws of the registrant.
3.3 (2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.4 (3)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of SeriesA Convertible Preferred Stock
3.5 (4)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of SeriesB Convertible Preferred Stock
3.6 (5)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
3.7 (5)	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock
3.8 (6)	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc.
3.9 (7)	Amendment to the Amended and Restated Bylaws of Avinger, Inc., dated as of October 27, 2021.
3.10 (8)	Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock.
3.11(32)	Certificate of Amendment to the Restated Certificate of Incorporation Avinger, Inc. dated March 11, 2022.
3.12(38)
Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 22, 2022.

4.1 (9)	Specimen Common Stock certificate of the registrant.
4.2 (5)	Specimen Series 1/2 warrant of the registrant.
4.3 (10)	Form of Common Stock Purchase Warrant
4.4 (11)	Description of Registrant’s Securities
4.5 (12)	Form of Common Stock Purchase Warrant.
4.6 (12)	Form of Placement Agent Warrant.
4.7 (35)	Form of Pre-Funded Common Stock Purchase Warrant - Registered Direct Offering
4.8 (35)	Form of Pre-Funded Common Stock Purchase Warrant - Private Placement Offering
4.9 (35)	Form of Series A Preferred Investment Option
4.10 (35)	Form of Series B Preferred Investment Option
4.11 (35)	Form of Placement Agent Preferred Investment Option
10.1# (13)	Form of Indemnification Agreement for directors and executive officers.
10.2# (14)	2009 Stock Plan and Form of Option Agreement thereunder.
10.3# (14)	2014 Preferred Stock Plan.
10.5# (13)	Form of Restricted Stock Unit Award Agreement.
10.6# (13)	Form of Stock Option Agreement.
10.7# (13)	2015 Employee Stock Purchase Plan.
10.8# (13)	Executive Incentive Compensation Plan.
10.9 (14)	Amended and Restated Investors’Rights Agreement dated September2, 2014 by and among the registrant and certain stockholders.

10.10 (14)	Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California.
10.11 (14)	First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC.
10.12 (17)	Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC.
10.14# (14)	Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski.
10.16# (18)	Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski.
10.17 (4)	Registration Rights Agreement, dated as of February , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.20 (16)
Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders.

10.21 (16)	Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.24 (19)	Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC.
10.26 (20)	Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto.
10.27 (21)	Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto.
10.28 (4)	Amendment No. 2 to Term Loan Agreement, dated as of February14, 2018, by and among the registrant and the lenders party thereto.
10.29 (4)	Series A Preferred Stock Purchase Agreement, dated as of February14, 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers.
10.30 (22)	Securities Purchase Agreement, dated as of July 12, 2018, by and among the registrant and the purchasers identified on the signature pages thereto.
10.36# (25)	Change of Control and Severance Agreement, dated as of October 10, 2013, between the registrant and Himanshu Patel.
10.37 (26)	Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC.
10.41 (11)	Amendment No. 3 to Term Loan Agreement dated as of March 2, 2020, by and among the registrant and the lenders party thereto
10.42# (11)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated March 29, 2018, by and between the registrant and Jeff Soinski
10.43# (11)	Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated October 10, 2013, by and between the registrant and Himanshu Patel
10.46 (30)	Amendment No. 4 and Waiver to Term Loan Agreement
10.47 (31)	Amendment No. 5 to Term Loan Agreement, dated January 22, 2021, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.
10.48 (12)	Form of Securities Purchase Agreement, dated January 12, 2022 by and between Avinger, Inc. and the purchasers party thereto.
10.49 (33)	At the Market Offering Agreement dated May 20, 2022, by and between Avinger Inc., and H.C. Wainwright & Co., LLC
10.50# (34)	Change of Control and Severance Agreement dated May 16, 2022, by and between Avinger Inc., Nabeel Subainati
10.51 (35)	Form of Registration Rights Agreement between the Company and the purchasers identified therein dated August 3, 2022.
10.52 (36)	Amendment No. 6 to Term Loan Agreement, dated August 10, 2022, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders.
10.53# (37)	Form of 2015 Equity Incentive Plan Restricted Stock Award Agreement.
10.54# (37)	Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.55(35)	Form of Registered Direct Securities Purchase Agreement.

10.56(35)	Form of Private Placement Securities Purchase Agreement.
10.57#(39)	Amended and Restated 2015 Equity Incentive Plan.
10.58#(40)	Amendment No. 1 to Change in Control and Severance Agreement dated March 14, 2023 by and between the registrant and Nabeel Subainati
10.59#(40)	Form of Retention Bonus Agreement
10.60#(40)	Form of Restricted Stock Unit Award Grant Agreement
23.1(40)	Consent of Independent Registered Public Accounting Firm.
24.1(40)	Power of Attorney (included on signature page).
31.1(40)	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(40)	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(40)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

(20)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2017, and incorporated by reference herein.
(21)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2018, and incorporated by reference herein.
(22)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2018, and incorporated by reference herein.
(23)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2018, and incorporated by reference herein.
(24)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018, and incorporated by reference herein.
(25)	Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019, and incorporated by reference herein.
(26)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019, and incorporated by reference herein.
(27)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2019, and incorporated by reference herein.
(28)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2019, and incorporated by reference herein.
(29)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020, and incorporated by reference herein.
(30)	Previously filed as an Exhibit to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2020, and incorporated by reference herein.
(31)	Previously filed as an Exhibit to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2021, and incorporated by reference herein.
(32)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2022, and incorporated by reference herein.
(33)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022, and incorporated by reference herein.
(34)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2022, and incorporated by reference herein.
(35)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022, and incorporated by reference herein.
(36)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2022, and incorporated by reference herein.
(37)	Previously filed as an Exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022, and incorporated by reference herein.
(38)	Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2022, and incorporated by reference herein.
(39)
Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K (File No. 001-36817) filed with the Securities and Exchange Commission on October 14, 2022, and incorporated by reference herein.

(40)
Previously filed as an Exhibit to the registrant’s Annual Report on Form 10-K (File No. 001-36817) filed with the Securities and Exchange Commission on March 16, 2023, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 17, 2023	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)