Form 10-Q
period 2023-03-31
Avinger Inc
filed 2023-05-10
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,686,893.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the outcome of and expectations regarding our current clinical studies and any additional clinical studies we initiate;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by the FDA which may include but are not limited to additional versions of Pantheris, Ocelot, Tigereye and Lightbox;

●

the expected timing of 510(k) submission to the FDA, and associated marketing clearances by the FDA, which may include but are not limited to additional versions of Pantheris, Ocelot, Tigereye and Lightbox;

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,370	$14,603
Accounts receivable, net of allowance for doubtful accounts of $24 and $73 at March 31, 2023 and December 31, 2022, respectively	1,012	1,057
Inventories, net	5,317	4,965
Prepaid expenses and other current assets	978	362
Total current assets	17,677	20,987

Right of use asset	1,928	2,194
Property and equipment, net	569	702
Other assets	296	312
Total assets	$20,470	$24,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$517	$631
Accrued compensation	2,406	1,401
Series A preferred stock dividends payable	1,218	—
Accrued expenses and other current liabilities	725	657
Leasehold liability, current portion	1,120	1,092
Borrowings	14,672	14,165
Total current liabilities	20,658	17,946

Leasehold liability, long-term portion	808	1,102
Other long-term liabilities	496	1,001
Total liabilities	21,962	20,049

Commitments and contingencies (Note 6)

Stockholders’ (deficit) equity:
Convertible preferred stock issuable in series, par value of $0.001 Shares authorized: 5,000,000 at March 31, 2023 and December 31, 2022 Shares issued and outstanding: 60,961 at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $60,876 at March 31, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001; Shares authorized: 100,000,000 at March 31, 2023 and December 31, 2022 Shares issued and outstanding: 8,626,828 and 7,832,644 at March 31, 2023 and December 31, 2022, respectively	9	8
Additional paid-in capital	405,519	406,514
Accumulated deficit	(407,020)	(402,376)
Total stockholders’ (deficit) equity	(1,492)	4,146
Total liabilities and stockholders’ (deficit) equity	$20,470	$24,195

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$1,888	$1,888
Cost of revenues	1,252	1,364
Gross profit	636	524

Operating expenses:
Research and development	1,356	1,072
Selling, general and administrative	3,538	4,148
Total operating expenses	4,894	5,220
Loss from operations	(4,258)	(4,696)

Interest expense, net	(392)	(439)
Other income (expense), net	6	(5)
Net loss and comprehensive loss	(4,644)	(5,140)
Accretion of preferred stock dividends	(1,218)	(1,127)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	(5,111)
Net loss applicable to common stockholders	$(5,862)	$(11,378)

Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(2.33)
Weighted average common shares used to compute net loss per share, basic and diluted	8,219	4,889

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	56,451	$—	4,778,263	$96	$394,380	$(384,753)	$9,723
Issuance of Series D preferred stock, net of commissions and issuance costs	7,600	—	—	—	6,721	—	6,721
Conversion of Series D preferred stock into common stock	(5,200)	—	650,000	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	—	—	417	—	—	—	—
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	26,169	(92)	92	—	—
Employee stock-based compensation	—	—	—	—	52	—	52
Accretion of Series A preferred stock dividends	—	—	—	—	(1,127)	—	(1,127)
Net and comprehensive loss	—	—	—	—	—	(5,140)	(5,140)
Balance at March 31, 2022	58,851	$—	5,454,849	$5	$400,118	$(389,893)	$10,230

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	60,961	$—	7,832,644	$8	$406,514	$(402,376)	$4,146
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	11,903	—	(21)	—	(21)
Exercise of pre-funded warrants for common stock	—	—	747,864	1	(1)	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	34,417	—	—	—	—
Employee stock-based compensation	—	—	—	—	245	—	245
Accretion of Series A preferred stock dividends	—	—	—	—	(1,218)	—	(1,218)
Net and comprehensive loss	—	—	—	—	—	(4,644)	(4,644)
Balance at March 31, 2023	60,961	$—	8,626,828	$9	$405,519	$(407,020)	$(1,492)

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,644)	$(5,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	15
Amortization of debt issuance costs and debt discount	21	21
Stock-based compensation	245	52
Noncash interest expense and other charges	486	419
Change in right of use asset	14	24
Provision for excess and obsolete inventories	179	8
Other non-cash charges	(50)	1
Changes in operating assets and liabilities:
Accounts receivable	94	28
Inventories	(469)	(875)
Prepaid expenses and other current assets	(616)	(1,015)
Other assets	2	(10)
Accounts payable	(114)	(223)
Accrued compensation	367	272
Accrued expenses and other current liabilities	68	98
Other long-term liabilities	133	144
Net cash used in operating activities	(4,212)	(6,181)

Cash flows from investing activities
Purchase of property and equipment	—	(31)
Net cash used in investing activities	—	(31)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of commissions and issuance costs	—	6,721
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	(21)	—
Net cash (used in) provided by financing activities	(21)	6,721

Net change in cash and cash equivalents	(4,233)	509
Cash and cash equivalents, beginning of period	14,603	19,497
Cash and cash equivalents, end of period	$10,370	$20,006

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$1,218	$1,127
Reclassification of other long-term liabilities to accrued compensation	$638	$—
Transfers between inventory and property and equipment	$(62)	$118

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2023, the Company had an accumulated deficit of $407.0 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $10.4 million at March 31, 2023 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through the end of the third quarter of 2023. The Company received net proceeds of approximately $4.4 million from the sale of its common stock in August 2022, $0.8 million from the sale of its common stock under an At The Market Offering Agreement through the quarter ended March 31, 2023 and $6.7 million from the sale of the January 2022 Series D preferred stock in January 2022. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that the Company may undertake in the next twelve months could cause substantial dilution to its existing stockholders, and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the COVID-19 pandemic and macroeconomic environment have in the past resulted in and could continue to result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at March 31, 2023 and December 31, 2022 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

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

As a result, in the Registered Direct offering, the Company issued (i) 700,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). As of March 31, 2023, Pre-Funded Warrants exercisable for 622,000 shares of the Company’s common stock remained outstanding. On April 20, 2023, the remaining 622,000 Private Placement Pre-Funded Warrants were exercised leaving none outstanding.

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

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, the Company sold 585,603 shares of common stock pursuant to the ATM Agreement at an average price of $1.67 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, the Company suspended sales under the ATM Agreement. On March 17, 2023, the Company reactivated the ATM Agreement. During the quarter ended March 31, 2023, the Company sold 11,903 shares of common stock pursuant to the ATM Agreement at an average price of $0.82 per share for aggregate proceeds of $10,000, of which approximately $300 was paid in the form of commissions to the Agent. However, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC (“SEC”). The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year. The December 31, 2022 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 16, 2023. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, Silicon Valley Bank. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2023 and December 31, 2022. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At March 31, 2023, there was one customer that represented 10% of accounts receivable. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2023, there was one customer that represented 13% of revenues. For the three months ended March 31, 2022, there was one customer that represented 14% of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended March 31,
	2023	2022
Beginning balance	$109	$187
Warranty provision	19	4
Usage/Release	(14)	(20)
Ending balance	$114	$171

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of March 31, 2023 and 2022, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss applicable to common stockholders	$(5,862)	$(11,378)
Weighted average common stock outstanding, basic and diluted	8,219	4,889
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(2.33)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended March 31,
	2023	2022
Common stock warrants equivalents	7,881,216	871,808
Common stock options	303	331
Convertible preferred stock	60,961	62,002
Unvested restricted stock units and awards	1,190,908	9,866
	9,133,388	944,007

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the quarters ended March 31, 2023 and 2022, 92% and 94% of the Company’s revenues were in the United States, based on the shipping location of the external customer. The remaining revenues for the quarters ended March 31, 2023 and 2022, were primarily derived in Germany.

As of March 31, 2023 and December 31, 2022, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2023 and December 31, 2022, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2023.

Recent Accounting Pronouncements

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

3. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$2,905	$3,374
Work-in-process	851	17
Finished products	1,561	1,574
Total inventories	$5,317	$4,965

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

As of March 31, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2023, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2023 (remaining nine months of the year)	$—
2024	9,045
2025	10,339
Total	19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to March 31, 2023	(4,484)
Less: Amount representing debt issuance costs	(228)
Borrowings as of March 31, 2023	$14,672

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2023 and December 31, 2022, the balance of the aggregate debt discount was approximately $228,000 and $249,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $21,000 during each of the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, the Company incurred total interest expense of approximately $507,000 and $440,000, respectively.

While, as of the date hereof, CRG has not purported that an Event of Default has resulted due to a Material Adverse Change (as those terms defined in the Loan Agreement), due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at March 31, 2023 and December 31, 2022 were classified as current in these financial statements.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of March 31, 2023 is 1.7 years.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for both the three months ended March 31, 2023 and 2022 was approximately $314,000. The Company’s variable expenses for the three months ended March 31, 2023 and 2022 were approximately $65,000 and $66,000, respectively. Operating right-of-use asset amortization for the three months ended March 31, 2023 and 2022 was approximately $280,000 and $264,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $51,000 and $65,000 as prepaid rent included in other assets on the condensed balance sheet as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of March 31, 2023 (in thousands):

Year Ending December 31,
2023 (remaining nine months of the year)	$903
2024	1,138
Total	2,041
Less: Imputed interest	(113)
Leasehold liability as of March 31, 2023	$1,928

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of March 31, 2023 and December 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	March 31, 2023	December 31, 2022
Right of use assets:
Operating lease	Right of use asset	$1,928	$2,194
Total right of use assets		$1,928	$2,194
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,120	$1,092
	Leasehold liability, long-term portion	808	1,102
Total lease liabilities		$1,928	$2,194

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.7 million as of March 31, 2023. The majority of this amount is related to commitments to purchase inventory components for our various product lines.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of March 31, 2023 and December 31, 2022, 60,961 shares were issued and outstanding.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share, no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. During the year ended December 31, 2022, 4,510 additional shares were issued to CRG as payment of dividends. As of March 31, 2023 and December 31, 2022, 60,876 shares of Series A preferred stock were outstanding, which are currently convertible into shares of the Company’s common stock at $400 per share. The Series A preferred stock accrued additional dividends of approximately $1.2 million and $1.1 million during the quarters ended March 31, 2023 and 2022, respectively.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of March 31, 2023 and December 31, 2022, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $1.502 per share.

Series D Convertible Preferred Stock

On January 14, 2022, the Company entered into a security purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D convertible preferred stock, par value $0.001 per share at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). The shares of Series D preferred stock had a stated value of $1,000 per share and were convertible into an aggregate of 950,000 shares of common stock at a conversion price of $8.00 per share. During the year ended December 31, 2022, all 7,600 shares of Series D preferred stock were converted into a total of 950,000 shares of common stock. Consequently, there were no shares of Series D preferred stock outstanding as of March 31, 2023.

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

The embedded conversion feature was evaluated and bifurcation from the preferred stock equity host was not considered necessary. The issuance of the Series D convertible preferred stock generated a beneficial conversion feature (“BCF”) which arose as the equity security was issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recorded the BCF as a discount to the preferred stock resulting in the amount of $5.1 million based on the intrinsic value of the beneficial conversion. As the preferred stock was immediately convertible into common stock subject to the consummation of the reverse stock split on March 14, 2022, a deemed dividend related to the discount associated with the beneficial conversion feature was recorded on that date. This one-time, non-cash charge impacted net loss applicable to common stockholders and net loss per share attributable to common stockholders for the quarter ended March 31, 2023.

Common Stock

As of March 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 8,626,828 shares were issued and outstanding.

Common Stock Warrants

As of March 31, 2023, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	July 2027
Pre-funded warrants issued in the August 2022 financing	622,000	622,000	$0.0001	n/a
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	171,233	$2.19	August 2027
Total as of March 31, 2023	50,437,894	7,507,284

As of December 31, 2022, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	July 2027
Pre-funded warrants issued in the August 2022 financing	1,369,864	1,369,864	$0.0001	n/a
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	171,233	$2.19	August 2027
Total as of December 31, 2022	51,185,758	8,255,148

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

August 2022 Offering

Pursuant to a purchase agreement entered into on August 4, 2022, the Company issued, in a registered direct offering, Pre-Funded Warrants to purchase up to 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and, in a concurrent private placement, Pre-Funded Warrants to purchase up to 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). The August 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable, and have no expiration date. During the year ended December 31, 2022, 784,019 of shares of RD Pre-Funded Warrants were exercised into the equivalent number of the Company’s common stock. During the quarter ended March 31, 2023, an additional 747,864 Private Placement Pre-Funded Warrants were exercised. As of March 31, 2022, August 2022 Pre-Funded Warrants exercisable for 622,000 shares of the Company’s common stock remained outstanding. On April 20, 2023, the remaining 622,000 Private Placement Pre-Funded Warrants were exercised leaving none outstanding.

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

The exercise price and the number of shares of common stock issuable upon exercise of each Common Warrants, August 2022 Pre-Funded Warrants, Preferred Investment Options, and Placement Agent Preferred Investment Options are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants, August 2022 Pre-Funded Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Common Warrants, August 2022 Pre-Funded Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options immediately prior to the fundamental transaction.

The Common Warrants, August 2022 Pre-Funded Warrants, Preferred Investment Options, and Placement Agent Preferred Investment Options can be exercised at the option of the holders at any time after they become exercisable provided that shares of the Common Warrants, August 2022 Pre-Funded Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options cannot be exercised into common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Common Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options, 9.99%) of the Company’s outstanding common stock immediately after giving effect to the exercise. A holder of the Common Warrants, August 2022 Pre-Funded Warrants, Preferred Investment Options or Placement Agent Preferred Investment Options may, upon notice to the Company, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

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

As of March 31, 2023 and December 31, 2022, warrants and preferred investment options to purchase an aggregate of 7,507,284 and 8,255,148 shares of common stock were outstanding, respectively, all of which were classified within the equity section of the respective balance sheets.

8. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). On October 14, 2022, the Company’s stockholders approved an additional 1,750,000 shares of common stock for issuance under the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of March 31, 2023, 306,638 shares were available for grant under the 2015 Plan.

The Company’s RSUs and RSAs generally vest annually over two years in equal increments. The Company measures the fair value of RSAs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As of December 31, 2022, the Company had 417 shares of RSUs and no shares of RSAs outstanding. A summary of all RSA and RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2022	417	$11.64	0.17
Awarded	1,502,928	$1.23	—
Released	(34,417)	$1.36	—
Forfeited	(50,000)	$1.23	—
Awards outstanding at March 31, 2023	1,418,928	$1.23	1.69

As of March 31, 2023, there was approximately $1.5 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.7 years. The outstanding non-vested and expected to vest RSAs at March 31, 2023 have an aggregate fair value of approximately $1.2 million. The Company used the closing market price of $0.82 per share at March 31, 2023, to determine the aggregate fair value for the RSAs outstanding at that date. For the three months ended March 31, 2023 and 2022, the fair value of RSAs vested was approximately $42,000 and $3,000 respectively. For the three months ended March 31, 2023 and 2022, stock-based compensation expense recognized associated with the vesting of RSAs was $245,000 and $52,000, respectively. There were no RSUs granted during the three months ended March 31, 2023. All awards outstanding as of March 31, 2023 are RSAs.

Total noncash stock-based compensation expense relating to the Company’s RSUs and RSAs recognized, before taxes, during the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$28	$7
Research and development expenses	83	13
Selling, general and administrative expenses	134	32
	$245	$52

9. Subsequent Events

Pre-Funded Warrant Exercise

On April 20, 2023, a holder of Private Placement Pre-Funded Warrants opted to exercise a portion of the warrant into common stock. A total of 622,000 shares of the Private Placement Pre-Funded Warrants were exercised resulting in the issuance of an aggregate of 622,000 shares of common stock. After giving effect to this aforementioned exercise, no August 2022 Pre-Funded Warrants remain outstanding.

Nasdaq Delisting Notice

On April 25, 2023, the Company received a letter from Nasdaq’s Listing Qualifications Department notifying the Company that they were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for its listed securities was less than $1 for the previous 30 consecutive business days. The Company has a period of 180 calendar days, or until October 23, 2023, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of its common stock must close at $1 or more for a minimum of ten consecutive business days during the 180-day compliance period. The notice has no present impact on the listing of the Company’s securities on Nasdaq.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 16, 2023 titled “Risk Factors.”

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

In April 2023, we received 510(k) clearance from the FDA for Tigereye Spinning Tip (“ST”), a next-generation image-guided CTO crossing system. Tigereye ST is a line extension of our Ocelot and Tigereye family of CTO crossing catheters. This new image-guided catheter incorporates design upgrades to the tip configuration and catheter shaft to increase crossing power and procedural success in challenging lesions, as well as design enhancements for ease of image interpretation during the procedure. The low-profile Tigereye ST has a working length of 140 cm and 5 French sheath. We intend to initiate a limited launch of Tigereye ST in the second quarter of 2023 and expect to subsequently expand to full commercial availability within the United States during the third quarter of 2023.

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

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We are currently enrolling patients, and we expect to complete enrollment during 2023.

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

Recent Developments

Hospital Capacity and Resource Constraints Update

As a result of the effects of hospital staffing shortages, we have continued to experience a significant volatility in sales, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to resource constraints and capacity issues. We have continued to experience fluctuating sales as practitioners in certain jurisdictions were able to perform elective procedures while other jurisdictions were continuing to experience capacity issues. Hospital staffing shortages have had and are likely to continue to have adverse impacts on our business and results of operations. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict.

We believe capacity issues and resource constraints and the related increased cost pressures and burdens on the hospital systems have had and may continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products, as was the case since 2020. In addition, we have experienced disruptions in our manufacturing and supply chain, as well as delays in site initiation and patient enrollment for our clinical studies. If we are unable to successfully complete these or other clinical studies, our business and results of operations could be harmed.

Nasdaq Delisting Notice

On April 25, 2023, we received a letter from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We have a period of 180 calendar days, or until October 23, 2023, to regain compliance with the rule referred to in this paragraph. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days during the 180-day compliance period. The notice has no present impact on the listing of the Company’s securities on Nasdaq.

If we do not regain compliance during such 180-day compliance period, we may be eligible for an additional 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of its intention to cure this deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

In addition, Nasdaq Listing Rule 5550(a) and 5550(b)(1) require us to maintain a minimum stockholders’ equity of $2.5 million. As of March 31, 2023, our stockholders’ equity was below $2.5 million. We have not yet received from Nasdaq a notice of non-compliance with the minimum stockholders’ equity requirement. If we are unable to regain compliance with the minimum stockholders’ equity requirement, including by raising capital in a manner that provides accretive value to our equity, Nasdaq may delist our common stock. While the Nasdaq Listing Rules provide that we may submit a plan to regain compliance with the minimum stockholders’ equity requirement, there can be no guarantee that Nasdaq will accept such plan or that such plan will be successful.

Global Supply Chain

We are closely monitoring the general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs may similarly increase, including costs and availability of materials and labor. In addition, port closures and labor shortages have resulted in manufacturing and shipping constraints generally. While we have had sufficient inventory on-hand to meet our current production requirements and customer demand, we have experienced some constraints with respect to the availability of certain materials and extended lead times from certain key suppliers. We have also experienced some delays in shipping products to our customers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers in the future and could harm our business.

We may need to identify and qualify new suppliers in response to disruptions and difficulties experienced by some of our current suppliers. The process of identifying and qualifying suppliers is lengthy with no guarantee of ultimately mitigating the current issues we are experiencing. This process can include but is not limited to delays in qualification, quality issues on components, and higher costs to source these components. All of these issues may impair our ability to meet the demands of our customers in the future.

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

Financing

During the three months ended March 31, 2023, our net loss and comprehensive net loss was $4.6 million; during the years ended December 31, 2022 and 2021, it was $17.6 million and $17.4 million, respectively. We have not been profitable since inception, and as of March 31, 2023, our accumulated deficit was $407.0 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

In September 2015, we entered into a Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively, “CRG”), under which we were able to borrow up to $50.0 million on or before the end of the twenty-four (24) month period commencing on the first Borrowing Date (as defined in the Loan Agreement), subject to certain terms and conditions. Under the Loan Agreement we borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG (the “Securities Purchase Agreement”), pursuant to which CRG purchased 44 shares of our common stock on September 22, 2015 at a price of $111,928 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 16, 2023.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2023 due to the introduction of our Tigereye ST and Pantheris LV products (provided that Pantheris LV receives 510(k) clearance), investments in sales personnel and easing conditions involving hospital resource and capacity issues. For the three months ended March 31, 2023, there was one customer that represented 13% of revenues. For the three months ended March 31, 2022, there was one customer that represented 14% of revenues.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter and our ability to have product available in light of supply chain challenges. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients. Additionally, we believe hospital capacity and resource constraints have had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products.

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

Results of Operations:

	Three Months Ended March 31,
	2023	2022

Revenues	$1,888	$1,888
Cost of revenues	1,252	1,364
Gross profit	636	524
Gross margin	34%	28%
Operating expenses:
Research and development	1,356	1,072
Selling, general and administrative	3,538	4,148
Total operating expenses	4,894	5,220
Loss from operations	(4,258)	(4,696)
Interest expense, net	(392)	(439)
Other income (expense), net	6	(5)
Net loss and comprehensive loss	$(4,644)	$(5,140)

Comparison of Three Months Ended March 31, 2023 and 2022

Revenues.

For the three months ended March 31, 2023, revenue remained flat compared to the three months ended March 31, 2022. Our revenues reflect the fluctuating demand partially due to the adverse impacts of hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced and expect that we will continue to experience attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the quarter ended March 31, 2023.

Cost of Revenues and Gross Margin.

For the three months ended March 31, 2023, cost of revenues decreased by $0.1 million or 8% compared to the three months ended March 31, 2022. This decrease was primarily attributable to cost efficiencies and continuing optimization of processes. Stock-based compensation expense within cost of revenues totaled $28,000 and $7,000 for the three months ended March 31, 2023 and 2022, respectively.

Gross margin for the three months ended March 31, 2023 increased to 34%, compared to 28% in the three months ended March 31, 2022. The increase in gross margin was primarily due to cost efficiencies and optimizations as well as favorable changes in product mix.

Research and Development Expenses.

R&D expense for the three months ended March 31, 2023 increased $0.3 million or 26% compared to the three months ended March 31, 2022 primarily due to the ongoing product development of our coronary device program. Stock-based compensation expense within R&D totaled approximately $83,000 and $13,000 for the three months ended March 31, 2023 and 2022, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the three months ended March 31, 2023 decreased by $0.6 million or 15%, compared to the three months ended March 31, 2022 due to decreases in sales personnel costs and decreases in third-party professional services and other ancillary expenses. Stock-based compensation expense within SG&A totaled approximately $134,000 and $32,000 for the three months ended March 31, 2023 and 2022, respectively.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest Expense, net for the three months ended March 31, 2023 decreased by 11% or $47,000, compared to the three months ended March 31, 2022, primarily due to increases in interest income due to the recent rising money market interest rates, partially offset by the higher CRG loan balance from PIK interest being compounded.

Other Income (Expense), Net.

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other income (expense), net for the three months ended March 31, 2023 remained flat in comparison to the three months ended March 31, 2022 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $10.4 million and an accumulated deficit of $407.0 million, compared to cash and cash equivalents of $14.6 million and an accumulated deficit of $402.4 million as of December 31, 2022. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $10.4 million at March 31, 2023 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the end of the third quarter of 2023.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our “at-the-market” program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

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

At The Market Offering Agreement

On May 20, 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the our shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, we sold 585,603 shares of common stock pursuant to the ATM Agreement at an average price of $1.67 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, we suspended sales under the ATM Agreement. On March 17, 2023, we reactivated the ATM Agreement. During the quarter ended March 31, 2023, we sold 11,903 shares of common stock pursuant to the ATM Agreement at an average price of $0.82 per share for aggregate proceeds of $10,000, of which approximately $300 was paid in the form of commissions to the Agent. Other than the ATM Agreement, we currently do not have any commitments to obtain additional funds. However, there can be no assurance that we will be successful in acquiring additional funding through these means.

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

As a result, in the Registered Direct offering, we issued (i) 700,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, we issued pre-funded warrants to purchase up to an aggregate of 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). As of March 31, 2023, Pre-Funded Warrants exercisable for 622,000 shares of our common stock remained outstanding. On April 20, 2023, the remaining 622,000 Private Placement Pre-Funded Warrants were exercised leaving none outstanding.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of March 31, 2023, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,214	$827	$—	$—	$2,041
CRG Loan (2)	2,348	17,036	—	—	19,384
Noncancelable purchase commitments (3)	683	23	—	—	706
	$4,245	$17,886	$—	$—	$22,131

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of March 31, 2023, is $14.7 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 4. Borrowings.”

(3)	Noncancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

CRG Loan

We have entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on August 10, 2022. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments for through December 31, 2023 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021 and 2022; (8) added minimum revenue covenants of $10 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon our revenue and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights. The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of March 31, 2023, is $14.7 million. However, upon maturity of the obligations under the Loan Agreement in December 2025, we will be obligated to pay $19.4 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at March 31, 2023 and December 31, 2022 are classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Part 1, Item 1, “Unaudited Financial Statements,” Footnote 4 for additional details.

Lease Agreements

Our operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires us to pay property taxes, insurance, maintenance, and repair costs. The lease includes a rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease.

The lease will expire on November 30, 2024. We are obligated to pay a total approximately $5.8 million in base rent payments through November 2024, which began on December 1, 2019. The weighted average remaining lease term as of March 31, 2023 is 1.7 years.

Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,212)	$(6,181)
Investing activities	—	(31)
Financing activities	(21)	6,721
Net change in cash and cash equivalents	$(4,233)	$509

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $4.2 million, consisting primarily of a net loss of $4.6 million and an increase in net operating assets of $0.5 million, partially offset by non-cash charges of $1.0 million. Non-cash charges largely related to non-cash interest expense of $0.5 million and stock-based compensation of $0.2 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due; and purchases of inventory components in anticipation of forecasted demand in light of extended lead times. These increases were partially offset by the increase in other long-term liabilities as certain variable compensation continues to accrue and accrued compensation due to timing of payments.

Net cash used in operating activities for the three months ended March 31, 2022 was $6.2 million, consisting primarily of a net loss of $5.1 million and an increase in net operating assets of $1.6 million, partially offset by non-cash charges of $0.5 million. Non-cash charges largely related to non-cash interest expense of $0.4 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due, and purchases of inventory components. These increases were partially offset by the increase in accrued compensation and other long-term liabilities due to timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 consisted of purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 of less than $0.1 million primarily relates to the costs of reactivating the ATM, partially offset by proceeds of less than $0.1 million, net of commissions and various issuance costs, from the sale of common stock pursuant to the ATM Agreement.

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

Credit Risk

As of March 31, 2023, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At March 31, 2023, there was one customer that represented 10% of accounts receivable. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. For the three months ended March 31, 2023, there was one customer that represented 13% of revenues. For the three months ended March 31, 2022, there was one customer that represented 14% revenues.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and amended on March 17, 2023.The disclosure of risks identified below does not imply that the risk has not already materialized.

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

On April 25, 2023, we received a letter from Nasdaq’s Listing Qualifications Department of notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the minimum bid price for our listed securities was less than $1 for the previous 30 consecutive business days. We have a period of 180 calendar days, or until October 23, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the bid price of our common stock must close at $1 or more for a minimum of ten consecutive business days during the 180-day compliance period. The notice has no present impact on the listing of securities on Nasdaq.

We have not yet regained compliance with the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A). If we do not regain compliance during such 180-day compliance period, we may be eligible for an additional 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of our intention to cure this deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. While we have obtained reverse stock splits in the past to regain compliance with the Minimum Bid Price Requirement, there can be no guarantee that we would be able to obtain shareholder approval of and effect a reverse stock split within the compliance period.

If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible for a second compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. We intend to actively monitor our bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules, including considering whether to conduct a reverse stock split.

In addition, Nasdaq Listing Rule 5550 requires us to maintain a minimum stockholders’ equity of $2.5 million. As of March 31, 2023, our stockholders’ equity was below $2.5 million. We have not yet received from Nasdaq a notice of non-compliance with the minimum stockholders’ equity requirement. If we are unable to regain compliance with the minimum stockholders’ equity requirement, including by raising capital in a manner that provides accretive value to our equity, Nasdaq may delist our common stock. While the Nasdaq Listing Rules provide that we may submit a plan to regain compliance with the minimum stockholders’ equity requirement, there can be no guarantee that Nasdaq will accept such plan or that such plan will be successful.

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

There is substantial doubt about our ability to continue as a going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern, and, if we are unable to obtain additional financing, may be required to pursue a reorganization proceeding under applicable bankruptcy or insolvency laws, including under Chapter 11 of the U.S. Bankruptcy Code.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2022 financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

Under our Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at December 31, 2022 is classified as current. In addition, we may not be able to generate sufficient liquidity or revenue to satisfy minimum liquidity and minimum revenue covenants under the Loan Agreement. If we fail to satisfy such requirements, we will be in default under the Loan Agreement and all outstanding amounts under the Loan Agreement will become immediately due.

Majority Lenders have not purported that an Event of Default has occurred as a result of a Material Adverse Change or breach of other financial covenants. However, there can be no guarantee that Majority Lenders will not invoke such Event of Default in the future, or that we will not experience other Material Adverse Changes or other Material Adverse Effects, or otherwise breach our financial or other covenants under the Loan Agreement, that could give rise to an Event of Default under the Loan Agreement.

If we are unable to generate sufficient revenue and liquidity to service our debt, we may be required to pursue a reorganization proceeding under applicable bankruptcy or insolvency laws, including protection (“Bankruptcy Protection”) under Chapters 7 or 11 of the U.S. Bankruptcy Code. Holders of our common stock will likely not receive any value or payments in a restructuring or similar scenario.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

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

In particular, the Loan Agreement, as most recently amended in August 2022, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, and we will have to achieve minimum revenues of $10.0 million in 2023, $14.5 million in 2024 and $17.0 million in 2025. If we fail to meet the applicable minimum revenue target in any calendar year, the Loan Agreement provides a cure right if we prepay a portion of the outstanding principal equal to 2.0 times the revenue shortfall. Such prepayment would use capital resources that are otherwise required for us to operate our business and, therefore, if we are required to pay such amounts our liquidity and operations could be adversely affected. In addition, if we are unable to make such required prepayment and, as a result, default on our obligations under the Loan Agreement, our business will be adversely affected.

There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended. We currently anticipate that, if we are unable to raise additional capital, our cash balance will fall below the required minimum of $3.5 million in the third quarter of 2023. If our cash balance falls below the required minimum and we are unable to negotiate a waiver or amendment to the Loan Agreement, we would be in default of our covenants under the Loan Agreement, which would adversely affect on our financial position and operations.

The covenants contained in the Loan Agreement could also adversely affect our ability to execute our business strategies by restricting our ability to make capital expenditures, engage in strategic acquisitions, refinance our outstanding indebtedness, or obtain additional financing. Such restrictions may make it difficult to plan for or react to changes in market conditions, such as future downturns in our business or the economy in general.

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

We believe that our cash and cash equivalents at March 31, 2023, together with debt and financing activities and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least the third quarter of 2023. Even though we received net proceeds of approximately $6.7 million from the sale of our Series D Convertible Preferred Stock in January 2022, $4.4 million from the sale of our common stock in August 2022, and $0.8 million from the sale of our common stock under our at-the-market program that we entered into on May 20, 2022, we will need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders. Macroeconomic challenges and volatility in capital markets could further limit our ability to raise capital when needed on terms favorable to us, or at all. In addition, while we have been able to raise capital from the sale of shares under our at-the-market program, the limitations under instruction I.B.6 of Form S-3, as well as possible low volume of trading in our securities, will limit our ability to continue raising funds through such program.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our initial public offering (“IPO”), and our follow-on public offerings of our securities. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure, (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

●	the degree of success we experience in commercializing our Lumivascular platform products, particularly Pantheris, Ocelot, Tigereye and any future versions of such products;
●	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our future products;
●	the costs and expenses of maintaining or expanding our sales and marketing infrastructure and our manufacturing operations;
●	the costs and timing of developing variations of our Lumivascular platform products and, if necessary, obtaining FDA clearance of such variations;
●	the extent to which our Lumivascular platform is adopted by hospitals for use by interventional cardiologists, vascular surgeons and interventional radiologists in the treatment of PAD;
●	the number and types of future products we develop and commercialize;
●	the costs of defending ourselves against future litigation;
●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
●	the extent and scope of our general and administrative expenses.

We may attempt to raise additional funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. In addition, due to our current level of debt, future equity investors may require that we convert all or a portion of our debt to equity, and our debtholders may not agree to such terms. If we raise additional funds through further issuances of equity or convertible debt securities, and/or if we convert all or a portion of our existing debt to equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products, and significantly scale back our operations, or we may become insolvent. In addition, as described above under the risk factor “Nasdaq may delist our securities from its exchange, which could harm our business and limit our stockholders’ liquidity,” if we are unable to raise capital in a manner accretive to our stockholders’ equity, our common stock could be delisted from Nasdaq. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

10.1(1)	Amendment No. 1 to Change in Control and Severance Agreement dated March 14, 2023 by and between the registrant and Nabeel Subainati.

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

(1)	Previously filed as an Exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: May 10, 2023	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Nabeel Subainati
Nabeel Subainati
Vice President, Finance
(Principal Financial and Accounting Officer)