Form 10-Q
period 2023-06-30
Avinger Inc
filed 2023-07-27
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 21, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,821,380.

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

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2023 and amended on March 17, 2023. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,127	$14,603
Accounts receivable, net of allowance for doubtful accounts of $24 and $73 at June 30, 2023 and December 31, 2022, respectively	920	1,057
Inventories, net	5,519	4,965
Prepaid expenses and other current assets	890	362
Total current assets	14,456	20,987

Right of use asset	1,658	2,194
Property and equipment, net	566	702
Other assets	263	312
Total assets	$16,943	$24,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$423	$631
Accrued compensation	2,477	1,401
Series A preferred stock dividends payable	2,435	—
Accrued expenses and other current liabilities	755	657
Leasehold liability, current portion	1,150	1,092
Borrowings	15,203	14,165
Total current liabilities	22,443	17,946

Leasehold liability, long-term portion	508	1,102
Other long-term liabilities	582	1,001
Total liabilities	23,533	20,049

Commitments and contingencies (Note 6)

Stockholders’ (deficit) equity:
Convertible preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at June 30, 2023 and December 31, 2022;
Shares issued and outstanding: 60,961 at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $60,876 at June 30, 2023 and December 31, 2022	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at June 30, 2023 and December 31, 2022;
Shares issued and outstanding: 9,338,645 and 7,832,644 at June 30, 2023 and December 31, 2022, respectively	9	8
Additional paid-in capital	404,597	406,514
Accumulated deficit	(411,196)	(402,376)
Total stockholders’ (deficit) equity	(6,590)	4,146
Total liabilities and stockholders’ (deficit) equity	$16,943	$24,195

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$2,041	$2,132	$3,929	$4,020
Cost of revenues	1,436	1,475	2,688	2,839
Gross profit	605	657	1,241	1,181

Operating expenses:
Research and development	988	1,086	2,344	2,158
Selling, general and administrative	3,346	3,330	6,884	7,478
Total operating expenses	4,334	4,416	9,228	9,636
Loss from operations	(3,729)	(3,759)	(7,987)	(8,455)

Interest expense, net	(445)	(440)	(837)	(879)
Other (expense) income, net	(2)	(15)	4	(20)
Net loss and comprehensive loss	(4,176)	(4,214)	(8,820)	(9,354)
Accretion of preferred stock dividends	(1,218)	(1,127)	(2,436)	(2,254)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	—	(5,111)
Net loss applicable to common stockholders	$(5,394)	$(5,341)	$(11,256)	$(16,719)

Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.94)	$(1.30)	$(3.16)
Weighted average common shares used to compute net loss per share, basic and diluted	9,141	5,702	8,683	5,298

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	58,851	$—	5,454,849	$5	$400,118	$(389,893)	$10,230
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	326,466	1	395	—	396
Conversion of Series D preferred stock into common stock	(2,400)	—	300,000	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	18	—	—	—	—
Employee stock-based compensation	—	—	—	—	36	—	36
Accretion of Series A preferred stock dividends	—	—	—	—	(1,127)	—	(1,127)
Net and comprehensive loss	—	—	—	—	—	(4,214)	(4,214)
Balance at June 30, 2022	56,451	$—	6,081,333	$6	$399,422	$(394,107)	$5,321

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	60,961	$—	8,626,828	$9	$405,519	$(407,020)	$(1,492)
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	89,817	—	58	—	58
Exercise of pre-funded warrants for common stock	—	—	622,000	—	(1)	—	(1)
Employee stock-based compensation	—	—	—	—	239	—	239
Accretion of Series A preferred stock dividends	—	—	—	—	(1,218)	—	(1,218)
Net and comprehensive loss	—	—	—	—	—	(4,176)	(4,176)
Balance at June 30, 2023	60,961	$—	9,338,645	$9	$404,597	$(411,196)	$(6,590)

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	56,451	$—	4,778,263	$96	$394,380	$(384,753)	$9,723
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	326,466	1	395	—	396
Issuance of Series D preferred stock, net of commissions and issuance costs	7,600	—	—	—	6,721	—	6,721
Conversion of Series D preferred stock into common stock	(7,600)	—	950,000	1	—	—	1
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	26,169	(92)	92	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	435	—	—	—	—
Employee stock-based compensation	—	—	—	—	88	—	88
Accretion of Series A preferred stock dividends	—	—	—	—	(2,254)	—	(2,254)
Net and comprehensive loss	—	—	—	—	—	(9,354)	(9,354)
Balance at June 30, 2022	56,451	$—	6,081,333	$6	$399,422	$(394,107)	$5,321

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	60,961	$—	7,832,644	$8	$406,514	$(402,376)	$4,146
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	101,720	—	37	—	37
Exercise of pre-funded warrants for common stock	—	—	1,369,864	1	(2)	—	(1)
Issuance of common stock upon vesting of restricted stock units	—	—	34,417	—	—	—	—
Employee stock-based compensation	—	—	—	—	484	—	484
Accretion of Series A preferred stock dividends	—	—	—	—	(2,436)	—	(2,436)
Net and comprehensive loss	—	—	—	—	—	(8,820)	(8,820)
Balance at June 30, 2023	60,961	$—	9,338,645	$9	$404,597	$(411,196)	$(6,590)

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(8,820)	$(9,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	79
Amortization of debt issuance costs and debt discount	41	42
Stock-based compensation	484	88
Noncash interest expense and other charges	997	858
Change in right of use asset	28	48
Provision for excess and obsolete inventories	271	86
Other non-cash charges	(52)	1
Changes in operating assets and liabilities:
Accounts receivable	186	111
Inventories	(828)	(1,134)
Prepaid expenses and other current assets	(528)	(799)
Other assets	21	15
Accounts payable	(208)	(668)
Accrued compensation	352	(116)
Accrued expenses and other current liabilities	98	26
Other long-term liabilities	305	170
Net cash used in operating activities	(7,513)	(10,547)

Cash flows from investing activities
Purchase of property and equipment	—	(31)
Net cash used in investing activities	—	(31)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of commissions and issuance costs	—	6,721
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	37	399
Net cash provided by financing activities	37	7,120

Net change in cash and cash equivalents	(7,476)	(3,458)
Cash and cash equivalents, beginning of period	14,603	19,497
Cash and cash equivalents, end of period	$7,127	$16,039

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$2,436	$2,254
Reclassification of other long-term liabilities to accrued compensation	$724	$—
Transfers between inventory and property and equipment	$4	$471

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2023, the Company had an accumulated deficit of $411.2 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $7.1 million at June 30, 2023 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through the end of the third quarter of 2023. The Company received net proceeds of approximately $4.4 million from the sale of its common stock in August 2022, $1.1 million from the sale of its common stock under an At The Market Offering Agreement from the time of activation through the quarter ended June 30, 2023 and $6.7 million from the sale of Series D preferred stock in January 2022. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that the Company may undertake in the next twelve months could cause substantial dilution to its existing stockholders, and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the after-effects of COVID-19 pandemic and the macroeconomic environment have in the past resulted in and could continue to result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, restrictions on elective medical procedures, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at June 30, 2023 and December 31, 2022 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

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

As a result, in the Registered Direct offering, the Company issued (i) 700,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). On April 20, 2023, the remaining 622,000 Private Placement Pre-Funded Warrants were exercised leaving none outstanding as of June 30, 2023.

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

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, the Company sold 585,603 shares of common stock pursuant to the ATM Agreement at an average price of $1.67 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, the Company suspended sales under the ATM Agreement. On March 17, 2023, the Company reactivated the ATM Agreement. During the quarter ended June 30, 2023, the Company sold 89,817 shares of common stock pursuant to the ATM Agreement at an average price of $0.72 per share for aggregate proceeds of approximately $65,000, of which approximately $2,000 was paid in the form of commissions to the Agent. During the six months ended June 30, 2023, the Company sold 101,720 shares of common stock at an average price of $0.73 per share for aggregate proceeds of approximately $75,000, of which approximately $2,200 was paid in the form of commissions to the Agent. While the Company may attempt additional sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year. The December 31, 2022 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 16, 2023 and amended on March 17, 2023. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, First Citizens Bank. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2023 and December 31, 2022. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At June 30, 2023, there were two customers that each represented 14% of the Company’s accounts receivable. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. For the three and six months ended June 30, 2023, there was one customer that represented 17% and 16% of revenues, respectively. For the three and six months ended June 30, 2022, there was one customer that represented 16% and 15% of revenues, respectively. Disruption of sales orders or a deterioration of financial condition of customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$114	$171	$109	$187
Warranty provision	15	—	34	4
Usage/Release	(1)	(34)	(15)	(54)
Ending balance	$128	$137	$128	$137

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of June 30, 2023 and 2022, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss applicable to common stockholders	$(5,394)	$(5,341)	$(11,256)	$(16,719)
Weighted average common stock outstanding, basic and diluted	9,141	5,702	8,683	5,298
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.94)	$(1.30)	$(3.16)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock warrants equivalents	7,021,987	1,006,285	7,449,228	939,419
Common stock options	303	303	303	303
Convertible preferred stock	60,961	57,295	60,961	59,636
Unvested restricted stock units	1,418,928	9,077	1,305,548	9,474
	8,502,179	1,072,960	8,816,040	1,008,832

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended June 30, 2023 and 2022, 92% and 89%, respectively, of the Company’s revenues were in the United States. For each of the six months ended June 30, 2023 and 2022, 92% of the Company’s revenues were in the United States based on the shipping location of the external customer. The remaining revenues for the three and six months ended June 30, 2023 and 2022, were primarily derived in Germany.

As of June 30, 2023 and December 31, 2022, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2023 and December 31, 2022, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three or six months ended June 30, 2023.

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

3. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$3,380	$3,374
Work-in-process	111	17
Finished products	2,028	1,574
Total inventories	$5,519	$4,965

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

As of June 30, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2023, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2023 (remaining six months of the year)	$—
2024	9,045
2025	10,339
Total	19,384
Less: Amount of PIK additions and final facility fee to be incurred subsequent to June 30, 2023	(3,973)
Less: Amount representing debt issuance costs	(208)
Borrowings, long term portion, as of June 30, 2023	$15,203

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2023 and December 31, 2022, the balance of the aggregate debt discount was approximately $208,000 and $249,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $20,000 and $21,000 during the three months ended June 30, 2023 and 2022, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $41,000 and $42,000 during the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, the Company incurred interest expense of approximately $531,000 and $440,000, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred interest expense of approximately $1.0 million and $0.9 million, respectively.

While, as of the date hereof, CRG has not purported that an Event of Default has resulted due to a Material Adverse Change (as those terms defined in the Loan Agreement), due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at June 30, 2023 and December 31, 2022 were classified as current in these financial statements.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of June 30, 2023 is 1.4 years.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for both the three months ended June 30, 2023 and 2022 was approximately $314,000. Rent expense for both the six months ended June 30, 2023 and 2022 was approximately $628,000. The Company’s variable expenses for the three months ended June 30, 2023 and 2022 were approximately $103,000 and $71,000, respectively. The Company’s variable expenses for the six months ended June 30, 2023 and 2022 were approximately $168,000 and $137,000, respectively. Operating right-of-use asset amortization for the three months ended June 30, 2023 and 2022 was approximately $284,000 and $265,000, respectively. Operating right-of-use asset amortization for the six months ended June 30, 2023 and 2022 was approximately $564,000 and $531,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $37,000 and $65,000 as prepaid rent included in other assets on the condensed balance sheet as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of June 30, 2023 (in thousands):

Year Ending December 31,
2023 (remaining six months of the year)	$603
2024	1,138
Total	1,741
Less: Imputed interest	(83)
Leasehold liability as of June 30, 2023	$1,658

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of June 30, 2023 and December 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	June 30, 2023	December 31, 2022
Right of use assets:
Operating lease	Right of use asset	$1,658	$2,194
Total right of use assets		$1,658	$2,194
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,150	$1,092
	Leasehold liability, long-term portion	508	1,102
Total lease liabilities		$1,658	$2,194

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $1.0 million as of June 30, 2023. The majority of this amount is related to commitments to purchase inventory components and services related to the manufacturing of inventory.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of June 30, 2023 and December 31, 2022, 60,961 shares were issued and outstanding.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share, no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. During the year ended December 31, 2022, 4,510 additional shares were issued to CRG as payment of dividends. As of June 30, 2023 and December 31, 2022, 60,876 shares of Series A preferred stock were outstanding, which are currently convertible into shares of the Company’s common stock at $400 per share. The Series A preferred stock accrued additional dividends of approximately $1.2 million and $1.1 million during the quarters ended June 30, 2023 and 2022, respectively and approximately $2.4 million and $2.3 million during the six months ended June 30, 2023 and 2022, respectively.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of June 30, 2023 and December 31, 2022, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $1.502 per share.

Series D Convertible Preferred Stock

On January 14, 2022, the Company entered into a security purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D convertible preferred stock, par value $0.001 per share at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 807,500 shares of the Company’s common stock (the “Common Warrants”). The shares of Series D preferred stock had a stated value of $1,000 per share and were convertible into an aggregate of 950,000 shares of common stock at a conversion price of $8.00 per share. During the year ended December 31, 2022, all 7,600 shares of Series D preferred stock were converted into a total of 950,000 shares of common stock. There are no shares of Series D preferred stock outstanding as of June 30, 2023.

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

The embedded conversion feature was evaluated and bifurcation from the preferred stock equity host was not considered necessary. The issuance of the Series D convertible preferred stock generated a beneficial conversion feature (“BCF”) which arose as the equity security was issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. The Company recorded the BCF as a discount to the preferred stock resulting in the amount of $5.1 million based on the intrinsic value of the beneficial conversion. As the preferred stock was immediately convertible into common stock subject to the consummation of the reverse stock split on March 14, 2022, a deemed dividend related to the discount associated with the beneficial conversion feature was recorded on that date. This one-time, non-cash charge impacted net loss applicable to common stockholders and net loss per share attributable to common stockholders for the three and six months ended June 30, 2022.

Common Stock

As of June 30, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 9,338,645 shares were issued and outstanding.

Common Stock Warrants

As of June 30, 2023, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	July 2027
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	171,233	$2.19	August 2027
Total as of June 30, 2023	49,815,894	6,885,284

As of December 31, 2022, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	44,895	$400.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	43,548	$400.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	43,842	$80.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	66,500	$10.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	807,500	$9.60	July 2027
Pre-funded warrants issued in the August 2022 financing	1,369,864	1,369,864	$0.0001	n/a
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	2,853,883	$1.502	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	171,233	$2.19	August 2027
Total as of December 31, 2022	51,185,758	8,255,148

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

August 2022 Offering

Pursuant to a purchase agreement entered into on August 4, 2022, the Company issued, in a registered direct offering, Pre-Funded Warrants to purchase up to 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and, in a concurrent private placement, Pre-Funded Warrants to purchase up to 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). The August 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable, and have no expiration date. During the year ended December 31, 2022, 784,019 of shares of RD Pre-Funded Warrants were exercised into the equivalent number of the Company’s common stock. During the six months ended June 30, 2023, all the 1,369,864 Private Placement Pre-Funded Warrants were exercised. Consequently, there were no August 2022 Pre-Funded Warrants outstanding as of June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, warrants and preferred investment options to purchase an aggregate of 6,885,284 and 8,255,148 shares of common stock were outstanding, respectively, all of which were classified as equity.

8. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted, and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). On October 14, 2022, the Company’s stockholders approved an additional 1,750,000 shares of common stock for issuance under the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of June 30, 2023, 306,638 shares were available for grant under the 2015 Plan.

The Company’s RSUs and RSAs generally vest annually over two years in equal increments. RSAs and RSUs largely contain the same contractual terms except RSAs have the ability to vote along with common holders as it is considered an outstanding security at the time of grant, subject to certain vesting and other restrictions. The Company measures the fair value of RSAs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As of December 31, 2022, the Company had 417 shares of RSUs and no shares of RSAs outstanding. A summary of all RSA and RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2022	417	$11.64	0.17
Awarded	1,502,928	$1.23	—
Released	(34,417)	$1.36	—
Forfeited	(50,000)	$1.23	—
Awards outstanding at June 30, 2023	1,418,928	$1.23	1.46

As of June 30, 2023, there was $1.3 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.5 years. The outstanding non-vested and expected to vest RSAs at June 30, 2023 have an aggregate fair value of approximately $1.0 million. The Company used the closing market price of $0.73 per share at June 30, 2023, to determine the aggregate fair value for the RSAs outstanding at that date. For the six months ended June 30, 2023 and 2022, the fair value of RSAs and RSUs vested was approximately $42,000 and $3,000, respectively. For the three months ended June 30, 2023 and 2022, stock-based compensation expense recognized associated with the vesting of RSAs and RSUs was $239,000 and $36,000, respectively. For the six months ended June 30, 2023 and 2022, stock-based compensation expense recognized associated with the vesting of RSAs and RSUs was $0.5 million and $0.1 million, respectively.

Total noncash stock-based compensation expense relating to the Company’s RSAs and RSUs recognized, before taxes, during the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$35	$7	$63	$14
Research and development expenses	51	13	134	26
Selling, general and administrative expenses	153	16	287	48
	$239	$36	$484	$88

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 16, 2023 and amended on March 17, 2023, titled “Risk Factors.”

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

In April 2023, we received 510(k) clearance from the FDA for Tigereye Spinning Tip (“ST”), a next-generation image-guided CTO crossing system. Tigereye ST is a line extension of our Ocelot and Tigereye family of CTO crossing catheters. This new image-guided catheter incorporates design upgrades to the tip configuration and catheter shaft to increase crossing power and procedural success in challenging lesions, as well as design enhancements for ease of image interpretation during the procedure. The low-profile Tigereye ST has a working length of 140 cm and 5 French sheath. We initiated a limited launch of Tigereye ST in the second quarter of 2023 and expect to subsequently expand to full commercial availability within the United States during the third quarter of 2023.

In June 2023, we received 510(k) clearance from the FDA for Pantheris Large Vessel (“LV”), a next generation image guided atherectomy system for the treatment of larger vessels, such as the superficial femoral artery (“SFA”) and popliteal arteries. Pantheris LV is a line extension of our Pantheris and Pantheris SV family of atherectomy products. This catheter offers higher speed plaque excision for efficient removal of challenging occlusive tissue and multiple features to streamline and simplify user-operation, including enhanced tissue packing and removal, a radiopaque gauge to measure volume of plaque excised during the procedure, and enhanced guidewire management. We initiated a limited launch of the Pantheris LV during the third quarter of 2023 and expect to expand to full commercial availability within the United States during the second half of 2023.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California will be sufficient through at least 2023. We generated revenues of $8.8 million in 2020, $10.1 million in 2021 and $8.3 million in 2022. Revenue in 2020 was adversely affected by COVID-19 as hospitals deferred elective procedures, which among other things, created unpredictability in case volume. This unpredictability created more volatility in our revenues which continued to adversely affect our business in 2021 and 2022. The decline in revenue in 2022 was also attributable to the adverse effects of staffing shortages, resource constraints on our customers as hospitals deferred elective procedures, and the impact of a very competitive market for talent on the retention of our commercial team.

Recent Developments

Hospital Capacity and Resource Constraints Update

As a result of the effects of hospital staffing shortages, we have continued to experience significant volatility in sales, particularly as individuals, as well as hospitals and other medical providers, deferred elective procedures in response to resource constraints and capacity issues. We have continued to experience fluctuating sales as practitioners in certain jurisdictions were able to perform elective procedures while other jurisdictions were continuing to experience capacity issues. Hospital staffing shortages have had and are likely to continue to have adverse impacts on our business and results of operations. This situation has created a significant amount of volatility in the medical industry which makes future developments and results difficult to predict.

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

Nasdaq Delisting Notice

On April 25, 2023, we received notice (the “Bid Price Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), as the minimum bid price for our listed securities was less than $1.00 for the previous 30 consecutive business days. We have a period of 180 calendar days, or until October 23, 2023, to regain compliance with the rule referred to in this paragraph. To regain compliance, during the 180 day period, the bid price of our Common Stock must close at $1.00 or more for a minimum of ten consecutive business days. The notice has no present impact on the listing of our securities on Nasdaq.

If we do not regain compliance during such 180-day period, we may be eligible for an additional 180 calendar days, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq except for Nasdaq Listing Rule 5550(a)(2), and provide a written notice of our intention to cure this deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

In addition, on May 18, 2023, we received notice (the “Stockholders’ Equity Deficiency Letter”) from the Staff that we no longer satisfy the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirements – a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two of the last three fiscal years – as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”).

As with the Bid Price Deficiency Letter, the Stockholders’ Equity Deficiency Letter has no immediate effect on our continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on July 3, 2023. If the Compliance Plan is accepted, the Staff has the discretion to grant the Company an extension of up to 180 calendar days from the date of the Staff’s notice, or November 14, 2023, to regain compliance with the Equity Requirement. However, there can be no guarantee that the Staff will accept the Compliance Plan, or that we will be able to regain compliance with the Bid Price Requirement or the Equity Requirement.

If the Staff does not accept the Compliance Plan, the Staff will provide written notification to the Company that the Compliance Plan has been rejected, which determination may be appealed to a Nasdaq Hearings Panel (the “Panel”). The request for a hearing would stay any further action by the Staff at least pending a hearing before the Panel and the expiration of any extension period that the Panel may grant to the Company following the hearing.

We intend to actively monitor our bid price and stockholders’ equity and will consider available options to resolve these deficiencies and regain compliance with the Nasdaq Listing Rules. We expect that we will be required to effect a reverse stock split in order to regain compliance with the Bid Price Requirement. We also expect that regaining compliance with the Equity Requirement will require us to take actions such as converting outstanding indebtedness into equity or issuing additional shares of capital stock. However, we may not be successful in executing such transactions on terms favorable to us, or at all. In addition, there can be no guarantee that such efforts will succeed in helping us regain compliance with the Nasdaq Listing Rules.

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

Financing

During the three and six months ended June 30, 2023, our net loss and comprehensive net loss was $4.2 million and $8.8 million, respectively; during the years ended December 31, 2022 and 2021, it was $17.6 million and $17.4 million, respectively. We have not been profitable since inception, and as of June 30, 2023, our accumulated deficit was $411.2 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 16, 2023 and amended on March 17, 2023.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2023 due to the introduction of our Tigereye ST and Pantheris LV products, investments in sales personnel and easing conditions involving hospital resource and capacity issues. For the three and six months ended June 30, 2023, there was one customer that represented 17% and 16% of revenues, respectively. For the three and six months ended June 30, 2022, one customer represented 16% and 15% of revenues, respectively.

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenues	$2,041	$2,132	$3,929	$4,020
Cost of revenues	1,436	1,475	2,688	2,839
Gross profit	605	657	1,241	1,181
Gross margin	30%	31%	32%	29%
Operating expenses:
Research and development	988	1,086	2,344	2,158
Selling, general and administrative	3,346	3,330	6,884	7,478
Total operating expenses	4,334	4,416	9,228	9,636
Loss from operations	(3,729)	(3,759)	(7,987)	(8,455)
Interest expense, net	(445)	(440)	(837)	(879)
Other (expense) income, net	(2)	(15)	4	(20)
Net loss and comprehensive loss	$(4,176)	$(4,214)	$(8,820)	$(9,354)

Comparison of Three Months Ended June 30, 2023 and 2022

Revenues.

For the three months ended June 30, 2023, revenue decreased by approximately $0.1 million or 4% compared to the three months ended June 30, 2022. Our revenues reflect the fluctuating demand partially due to the adverse impacts of hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced and expect that we will continue to experience attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the quarter ended June 30, 2023.

Cost of Revenues and Gross Margin.

For the three months ended June 30, 2023, cost of revenues decreased by less than $0.1 million or 3% compared to the three months ended June 30, 2022. This decrease was primarily attributable to the decrease in revenues. Stock-based compensation expense within cost of revenues totaled $35,000 and $7,000 for the three months ended June 30, 2023 and 2022, respectively.

Gross margin for the three months ended June 30, 2023 decreased to 30%, compared to 31% during the three months ended June 30, 2022. The decrease in gross margin was primarily due to the decrease in revenues which resulted in a decline in economies of scale.

Research and Development Expenses.

R&D expense for the three months ended June 30, 2023 decreased $0.1 million or 9% compared to the three months ended June 30, 2022 primarily due to the completion of our development efforts of Tigereye ST and Pantheris LV, partially offset by ongoing product development of our coronary device program. Stock-based compensation expense within R&D totaled approximately $51,000 and $13,000 for the three months ended June 30, 2023 and 2022, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the three months ended June 30, 2023 remained flat compared to the three months ended June 30, 2022 resulting from a decrease in sales personnel costs and third-party professional services, offset by increases in certain variable compensation. Stock-based compensation expense within SG&A totaled approximately $153,000 and $16,000 for the three months ended June 30, 2023 and 2022, respectively.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest Expense, net for the three months ended June 30, 2023 remained flat compared to the three months ended June 30, 2022, which resulted from increases in interest income due to the recent rising money market interest rates, offset by the higher CRG loan balance from PIK interest being compounded.

Other (Expense) Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other (expense) income, net for the three months ended June 30, 2023 remained flat in comparison to the three months ended June 30, 2022 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Comparison of Six Months Ended June 30, 2023 and 2022

Revenues.

For the six months ended June 30, 2023, revenue decreased by approximately $0.1 million or 2% compared to the six months ended June 30, 2022. Our revenues reflect the fluctuating demand partially due to the adverse impacts of hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced and expect that we will continue to experience attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the six months ended June 30, 2023.

Cost of Revenues and Gross Margin.

For the six months ended June 30, 2023, cost of revenues decreased by less than $0.2 million or 5% compared to the six months ended June 30, 2022. This decrease was primarily attributable to the decrease in revenues, compounded by certain cost efficiencies and continuing optimization of processes. Stock-based compensation expense within cost of revenues totaled $63,000 and $14,000 for the six months ended June 30, 2023 and 2022, respectively.

Gross margin for the six months ended June 30, 2023 increased to 32%, compared to 29% during the six months ended June 30, 2022. The increase in gross margin was primarily due to cost efficiencies and optimizations as well as favorable changes in product mix, partially offset by declines in economies of scale in the second quarter of 2023.

Research and Development Expenses.

R&D expense for the six months ended June 30, 2023 increased $0.2 million or 9% compared to the six months ended June 30, 2022 primarily due to the ongoing product development of our coronary device program, partially offset by the completion of our development efforts of Tigereye ST and Pantheris LV. Stock-based compensation expense within R&D totaled approximately $134,000 and $26,000 for the six months ended June 30, 2023 and 2022, respectively. We expect R&D expenses to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the six months ended June 30, 2023 decreased by $0.6 million or 8% compared to the six months ended June 30, 2022 primarily due to decreases in sales personnel costs and decreases in third-party professional services and other ancillary expenses, partially offset by increases in certain variable compensation. Stock-based compensation expense within SG&A totaled approximately $287,000 and $48,000 for the six months ended June 30, 2023 and 2022, respectively.

Interest Expense, Net.

Interest Expense, net for the six months ended June 30, 2023 remained flat compared to the six months ended June 30, 2022, which resulted from increases in interest income due to the recent rising money market interest rates, offset by the higher CRG loan balance from PIK interest being compounded.

Other (Expense) Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other (expense) income, net for the six months ended June 30, 2023 remained flat in comparison to the six months ended June 30, 2022 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $7.1 million and an accumulated deficit of $411.2 million, compared to cash and cash equivalents of $14.6 million and an accumulated deficit of $402.4 million as of December 31, 2022. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $7.1 million at June 30, 2023 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the end of the third quarter of 2023.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our “at-the-market” program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We will need to raise additional capital through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement of the Nasdaq Listing Rules. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. Our financial statements for the three and six-months ended June 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty.

Currently all of our cash and cash equivalents are held at a single financial institution, First Citizens Bank. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at First Citizens Bank, formerly, Silicon Valley Bank, and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

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

At The Market Offering Agreement

On May 20, 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to our shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, we sold 585,603 shares of common stock pursuant to the ATM Agreement at an average price of $1.67 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, we suspended sales under the ATM Agreement. On March 17, 2023, we reactivated the ATM Agreement. During the quarter ended June 30, 2023, we sold 89,817 shares of common stock pursuant to the ATM Agreement at an average price of $0.72 per share for aggregate proceeds of approximately $65,000, of which approximately $2,000 was paid in the form of commissions to the Agent. During the six months ended June 30, 2023, we sold 101,720 shares of common stock at an average price of $0.73 per share for aggregate proceeds of approximately $75,000, of which approximately $2,200 was paid in the form of commissions to the Agent. While we may attempt additional sales in the future, there can be no assurance that we will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, we currently do not have any commitment to obtain additional funds.

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

As a result, in the Registered Direct offering, we issued (i) 700,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 784,019 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, we issued pre-funded warrants to purchase up to an aggregate of 1,369,864 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). On April 20, 2023, the remaining 622,000 Private Placement Pre-Funded Warrants were exercised leaving none outstanding as of June 30, 2023.

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

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of June 30, 2023, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,224	$517	$—	$—	$1,741
CRG Loan (2)	4,637	14,747	—	—	19,384
Noncancelable purchase commitments (3)	989	18	—	—	1,007
	$6,850	$15,282	$—	$—	$22,132

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of June 30, 2023, is $15.2 million. The contractual obligation in the table above of $19.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 4. Borrowings.”

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

The lease will expire on November 30, 2024. We are obligated to pay a total approximately $5.8 million in base rent payments through November 2024, which began on December 1, 2019. The weighted average remaining lease term as of June 30, 2023 is 1.4 years.

CRG Loan

We have entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on August 10, 2022. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments for through December 31, 2023 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021 and 2022; (8) added minimum revenue covenants of $10 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon our revenue and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights. The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of June 30, 2023, is $15.2 million. However, upon maturity of the obligations under the Loan Agreement in December 2025, we will be obligated to pay $19.4 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.2 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at June 30, 2023 and December 31, 2022 are classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Part 1, Item 1, “Unaudited Financial Statements,” Footnote 4 for additional details.

Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,513)	$(10,547)
Investing activities	—	(31)
Financing activities	37	7,120
Net change in cash and cash equivalents	$(7,476)	$(3,458)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $7.5 million, consisting primarily of a net loss of $8.8 million and an increase in net operating assets of $0.6 million, partially offset by non-cash charges of $1.9 million. Non-cash charges largely related to non-cash interest expense of $1.0 million, excess and obsolete charges related to inventory of $0.3 million, and stock-based compensation of $0.5 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due; and purchases of inventory components in anticipation of (i) forecasted demand in light of extended lead times and (ii) building inventory in anticipation of the Tigereye ST and Pantheris LV product launches in the second half of 2023. These increases were partially offset by the increase in other long-term liabilities as certain variable compensation continues to accrue and accrued compensation due to timing of payments.

Net cash used in operating activities for the six months ended June 30, 2022 was $10.5 million, consisting primarily of a net loss of $9.4 million and an increase in net operating assets of $2.4 million, partially offset by non-cash charges of $1.2 million. Non-cash charges largely related to non-cash interest expense of $0.9 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due. Other increases included purchases of inventory components and a decrease in accounts payable due to the timing of payments. These increases were partially offset by the increase in other long-term liabilities as they continue to accrue.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 of less than $0.1 million primarily relates to proceeds of approximately $0.1 million from the sale of common stock pursuant to the ATM Agreement, net of commissions and various issuance costs.

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

Credit Risk

As of June 30, 2023, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At June 30, 2023, there were two customers that each represented 14% of the Company’s accounts receivable. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, on May 18, 2023, we received notice (the “Stockholders’ Equity Deficiency Letter”) from the Staff that we no longer satisfy the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirements – a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two of the last three fiscal years – as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”).

As with the Bid Price Deficiency Letter, the Stockholders’ Equity Deficiency Letter has no immediate effect on our continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on July 3, 2023. If the Compliance Plan is accepted, the Staff has the discretion to grant the Company an extension of up to 180 calendar days from the date of the Staff’s notice, or November 14, 2023, to regain compliance with the Equity Requirement. However, there can be no guarantee that the Staff will accept the Compliance Plan, or that we will be able to regain compliance with the Bid Price Requirement or the Equity Requirement.

If the Staff does not accept the Compliance Plan, the Staff will provide written notification to the Company that the Compliance Plan has been rejected, which determination may be appealed to a Nasdaq Hearings Panel (the “Panel”). The request for a hearing would stay any further action by the Staff at least pending a hearing before the Panel and the expiration of any extension period that the Panel may grant to the Company following the hearing.

We intend to actively monitor our bid price and stockholders’ equity and will consider available options to resolve these deficiencies and regain compliance with the Nasdaq Listing Rules. We expect that we will be required to effect a reverse stock split in order to regain compliance with the Bid Price Requirement. We also expect that regaining compliance with the Equity Requirement will require us to take actions such as converting outstanding indebtedness into equity or issuing additional shares of capital stock, which could result in significant dilution to our current stockholders. However, we may not be successful in executing such transactions on terms favorable to us, or at all. In addition, there can be no guarantee that such efforts will succeed in helping us regain compliance with the Nasdaq Listing Rules

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Under our Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at June 30, 2023 and December 31, 2022 is classified as current. In addition, we may not be able to generate sufficient liquidity or revenue to satisfy minimum liquidity and minimum revenue covenants under the Loan Agreement. If we fail to satisfy such requirements, we will be in default under the Loan Agreement and all outstanding amounts under the Loan Agreement will become immediately due.

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
●

create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us or to guarantee our debt, limit our or any of our subsidiary’s ability to create liens, or make or pay intercompany loans or advances;

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

We believe that our cash and cash equivalents at June 30, 2023, together with debt and financing activities and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least the third quarter of 2023. Even though we received net proceeds of approximately $6.7 million from the sale of our Series D Convertible Preferred Stock in January 2022, $4.4 million from the sale of our common stock in August 2022, and $1.1 million from the sale of our common stock under our at-the-market program that we entered into on May 20, 2022, we will need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement under the Nasdaq Listing Rules. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders. Macroeconomic challenges and volatility in capital markets could further limit our ability to raise capital when needed on terms favorable to us, or at all. In addition, while we have been able to raise capital from the sale of shares under our at-the-market program, the limitations under instruction I.B.6 of Form S-3, as well as possible low volume of trading in our securities, will limit our ability to continue raising funds through such program.

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

Avinger, Inc.
(Registrant)

Date: July 27, 2023	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2023	/s/ NABEEL SUBAINATI
Nabeel Subainati
Vice President, Finance
(Principal Financial and Accounting Officer)