Form 10-Q
period 2023-09-30
Avinger Inc
filed 2023-10-26
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 23, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 1,370,118.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$8,725	$14,603
Accounts receivable, net of allowance for doubtful accounts of $24 and $73 at September 30, 2023 and December 31, 2022, respectively	828	1,057
Inventories, net	5,580	4,965
Prepaid expenses and other current assets	550	362
Total current assets	15,683	20,987

Right of use asset	1,384	2,194
Property and equipment, net	528	702
Other assets	249	312
Total assets	$17,844	$24,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$549	$631
Accrued compensation	1,947	1,401
Accrued expenses and other current liabilities	897	657
Leasehold liability, current portion	1,179	1,092
Borrowings	13,794	14,165
Total current liabilities	18,366	17,946

Leasehold liability, long-term portion	205	1,102
Other long-term liabilities	627	1,001
Total liabilities	19,198	20,049

Commitments and contingencies (Note 6)

Stockholders’ (deficit) equity:
Convertible preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at September 30, 2023 and December 31, 2022;
Shares issued and outstanding: 62,881 and 60,961 at September 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $62,796 and $60,876 at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at September 30, 2023 and December 31, 2022;
Shares issued and outstanding: 1,279,928 and 522,177 at September 30, 2023 and December 31, 2022, respectively	1	8
Additional paid-in capital	414,317	406,514
Accumulated deficit	(415,672)	(402,376)
Total stockholders’ (deficit) equity	(1,354)	4,146
Total liabilities and stockholders’ (deficit) equity	$17,844	$24,195

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$1,817	$2,252	$5,746	$6,272
Cost of revenues	1,429	1,462	4,117	4,301
Gross profit	388	790	1,629	1,971

Operating expenses:
Research and development	1,044	1,086	3,388	3,244
Selling, general and administrative	3,377	3,384	10,261	10,862
Total operating expenses	4,421	4,470	13,649	14,106
Loss from operations	(4,033)	(3,680)	(12,020)	(12,135)

Interest expense, net	(455)	(407)	(1,292)	(1,286)
Other income (expense), net	12	—	16	(20)
Net loss and comprehensive loss	(4,476)	(4,087)	(13,296)	(13,441)
Waiver (accretion) of preferred stock dividends	2,436	(1,127)	—	(3,381)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	—	—	(5,111)
Net loss applicable to common stockholders	$(2,040)	$(5,214)	$(13,296)	$(21,933)

Net loss per share attributable to common stockholders, basic and diluted	$(2.92)	$(11.51)	$(21.48)	$(56.67)
Weighted average common shares used to compute net loss per share, basic and diluted	698	453	619	387

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	56,451	$—	405,422	$6	$399,422	$(394,107)	$5,321
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	63,943	1	4,799	—	4,800
Exercise of pre-funded warrants for common stock	—	—	25,801	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	544	—	—	—	—
Employee stock-based compensation	—	—	—	—	39	—	39
Accretion of Series A preferred stock dividends	—	—	—	—	(1,127)	—	(1,127)
Net and comprehensive loss	—	—	—	—	—	(4,087)	(4,087)
Balance at September 30, 2022	56,451	$—	495,710	$7	$403,133	$(398,194)	$4,946

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	60,961	$—	622,578	$9	$404,597	$(411,196)	$(6,590)
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	600,454	1	5,136	—	5,137
Conversion of CRG loan principal into Series E convertible preferred stock	1,920	—	—	—	1,920	—	1,920
Employee stock-based compensation	—	—	—	—	219	—	219
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	56,896	(9)	9	—	—
Waiver of Series A preferred stock dividends	—	—	—	—	2,436	—	2,436
Net and comprehensive loss	—	—	—	—	—	(4,476)	(4,476)
Balance at September 30, 2023	62,881	$—	1,279,928	$1	$414,317	$(415,672)	$(1,354)

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	56,451	$—	318,551	$96	$394,380	$(384,753)	$9,723
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	85,707	2	5,194	—	5,196
Issuance of Series D preferred stock, net of commissions and issuance costs	7,600	—	—	—	6,721	—	6,721
Conversion of Series D preferred stock into common stock	(7,600)	—	63,333	1	—	—	1
Exercise of pre-funded warrants for common stock	—	—	25,801	—	—	—	—
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	1,745	(92)	92	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	573	—	—	—	—
Employee stock-based compensation	—	—	—	—	127	—	127
Accretion of Series A preferred stock dividends	—	—	—	—	(3,381)	—	(3,381)
Net and comprehensive loss	—	—	—	—	—	(13,441)	(13,441)
Balance at September 30, 2022	56,451	$—	495,710	$7	$403,133	$(398,194)	$4,946

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	60,961	$—	522,177	$8	$406,514	$(402,376)	$4,146
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	607,236	1	5,173	—	5,174
Conversion of CRG loan principal into Series E convertible preferred stock	1,920	—	—	—	1,920	—	1,920
Exercise of pre-funded warrants for common stock	—	—	91,325	1	(2)	—	(1)
Issuance of common stock upon vesting of restricted stock units	—	—	2,294	—	—	—	—
Employee stock-based compensation	—	—	—	—	703	—	703
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	56,896	(9)	9	—	—
Net and comprehensive loss	—	—	—	—	—	(13,296)	(13,296)
Balance at September 30, 2023	62,881	$—	1,279,928	$1	$414,317	$(415,672)	$(1,354)

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(13,296)	$(13,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	133
Amortization of debt issuance costs and debt discount	62	63
Stock-based compensation	703	127
Noncash interest expense and other charges	1,488	1,318
Change in right of use asset	42	72
Provision for excess and obsolete inventories	350	156
Other non-cash charges	(51)	37
Changes in operating assets and liabilities:
Accounts receivable	278	(198)
Inventories	(996)	(1,182)
Prepaid expenses and other current assets	(188)	(352)
Other assets	21	15
Accounts payable	(82)	(783)
Accrued compensation	(250)	(265)
Accrued expenses and other current liabilities	240	(49)
Other long-term liabilities	422	306
Net cash used in operating activities	(11,043)	(14,043)

Cash flows from investing activities
Purchase of property and equipment	(8)	(31)
Net cash used in investing activities	(8)	(31)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of commissions and issuance costs	—	6,721
Proceeds from the issuance of common stock, net of commissions and issuance costs	5,173	5,198
Net cash provided by financing activities	5,173	11,919

Net change in cash and cash equivalents	(5,878)	(2,155)
Cash and cash equivalents, beginning of period	14,603	19,497
Cash and cash equivalents, end of period	$8,725	$17,342

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Accretion of Series A preferred stock dividends	$—	$3,381
Conversion of CRG loan principal and accrued interest into Series E convertible preferred stock	$1,920	$—
Reclassification of other long-term liabilities to accrued compensation	$796	$—
Transfers between inventory and property and equipment	$32	$580

See accompanying notes.

AVINGER, INC.

Notes to Condensed Financial Statements

1. Organization

Organization, Nature of Business

Avinger, Inc. (the “Company”), a Delaware corporation, was incorporated in March 2007. The Company designs, manufactures and sells image-guided, catheter-based systems that are used by physicians to treat patients with peripheral artery disease (“PAD”). Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. The Company manufactures and sells a suite of products in the United States (“U.S.”) and in select international markets. The Company has developed its Lumivascular platform, which integrates optical coherence tomography (“OCT”) visualization with interventional catheters and is the industry’s only system that provides real-time intravascular imaging during the treatment portion of PAD procedures. The Company’s Lumivascular platform consists of a capital component, Lightbox consoles, as well as a variety of disposable catheter products. The Company’s current catheter products include Ocelot, Tigereye and Tigereye ST, which are designed to allow physicians to penetrate a total blockage in an artery, known as a chronic total occlusion (“CTO”). The Company also has image-guided atherectomy products, Pantheris, Pantheris SV and Pantheris LV, which are designed to allow physicians to precisely remove arterial plaque in PAD patients. The Company is in the process of developing next-generation CTO crossing devices to target coronary CTO markets. The Company is located in Redwood City, California.

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2023, the Company had an accumulated deficit of $415.7 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $8.7 million at September 30, 2023 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through the end of the first quarter of 2024. The Company received net proceeds of approximately $4.4 million from the sale of its common stock in August 2022, $6.5 million from the sale of its common stock under an At The Market Offering Agreement from the time of activation through the quarter ended September 30, 2023 and $6.7 million from the sale of Series D preferred stock in January 2022. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that the Company may undertake in the next twelve months could cause substantial dilution to its existing stockholders, and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the macroeconomic environment has in the past resulted in and could continue to result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits, and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at September 30, 2023 and December 31, 2022 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

Currently substantially all of our cash and cash equivalents are held at a single financial institution, First Citizens Bank, which acquired our prior banking partner, Silicon Valley Bank in March 2023. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Equity Offerings

January 2022 Offering

On January 14, 2022, the Company entered into a securities purchase agreement with several institutional investors pursuant to which the Company agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share which was convertible into common stock at a conversion price of $120.00 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 53,833 shares of the Company’s common stock (the “Common Warrants”). As a result, the Company received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

The 53,833 Common Warrants have an exercise price of $144.00 per share and became exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. The Company also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 4,433 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $150.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

August 2022 Offering

On August 4, 2022, the Company entered into a securities purchase agreement with a single institutional investor for the issuance and sale of 98,935 shares of its common stock in a registered direct offering (“Registered Direct”) at a purchase price of $26.28 per share, or pre-funded warrants in lieu thereof. In a concurrent private placement, the Company also agreed to issue and sell to the investor 91,324 shares of common stock at the same purchase price as in the registered direct offering, or pre-funded warrants in lieu thereof (“Private Placement” and together with the Registered Direct offering the “August 2022 Offering”). As a result, the Company received aggregate net proceeds of approximately $4.4 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

As a result, in the Registered Direct offering, the Company issued (i) 46,667 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 52,268 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 91,324 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). As of September 30, 2023, all the Private Placement Pre-Funded Warrants were exercised leaving none outstanding.

In addition, the Company issued to the investor in the August 2022 Offering Series A preferred investment options to purchase up to 190,259 additional shares of the Company’s common stock and Series B preferred investment options to purchase up to 190,259 additional shares of the Company’s common stock (the “Preferred Investment Options”). The Series A preferred investment options have an exercise price of $22.53 per share, are immediately exercisable, and will expire five and one-half years from the date of issuance, or February 8, 2028, and the Series B preferred investment options also have an exercise price of $22.53 per share, are immediately exercisable, and will expire two years from the date of issuance, or August 8, 2024. The Company also issued to the Placement Agent or its designees preferred investment options to purchase up to an aggregate of 11,416 shares of common stock (the “Placement Agent Preferred Investment Options”). The Placement Agent Preferred Investment Options are subject to the same terms as the Preferred Investment Options, except that the Placement Agent Preferred Investment Options have an exercise price of $32.85 per share and a term of five years from the commencement of the sales pursuant to the August 2022 Offering, or August 3, 2027.

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, the Company sold 39,048 shares of common stock pursuant to the ATM Agreement at an average price of $25.08 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, the Company suspended sales under the ATM Agreement. On March 17, 2023, the Company reactivated the ATM Agreement. During the quarter ended September 30, 2023, the Company sold 600,454 shares of common stock pursuant to the ATM Agreement at an average price of $8.99 per share for aggregate proceeds of approximately $5.4 million, of which approximately $162,000 was paid in the form of commissions to the Agent. During the nine months ended September 30, 2023, the Company sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. While the Company may attempt additional sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any other interim period or for any future year. The December 31, 2022 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 16, 2023 and amended on March 17, 2023. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

On September 11, 2023, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-15 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on September 12, 2023. The par value of the common stock was not adjusted as a result of the reverse stock split. All common stock, stock options, restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, First Citizens Bank, which acquired our prior banking partner, Silicon Valley Bank, in March 2023. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2023 and December 31, 2022. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at First Citizens Bank, formerly Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. At September 30, 2023, there was one customer that represented 19% of the Company’s accounts receivable. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. For the three and nine months ended September 30, 2023, there was one customer that represented 22% and 17% of revenues, respectively. For the three and nine months ended September 30, 2022, there was one customer that represented 11% and 13% of revenues, respectively. Disruption of sales orders or a deterioration of financial condition of customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$128	$137	$109	$187
Warranty provision	18	6	52	10
Usage/Release	(7)	(34)	(22)	(88)
Ending balance	$139	$109	$139	$109

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of September 30, 2023 and 2022, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss applicable to common stockholders	$(2,040)	$(5,214)	$(13,296)	$(21,933)
Weighted average common stock outstanding, basic and diluted	698	453	619	387
Net loss per share attributable to common stockholders, basic and diluted	$(2.92)	$(11.51)	$(21.48)	$(56.67)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock warrants equivalents	459,019	369,425	483,947	166,018
Common stock options	20	20	20	20
Convertible preferred stock	62,151	56,451	61,362	58,562
Unvested restricted stock units	91,630	482	88,585	581
	612,820	426,378	633,914	225,181

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended September 30, 2023 and 2022, 91% and 95%, respectively, of the Company’s revenues were in the United States. For the nine months ended September 30, 2023 and 2022, 92% and 93%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer. The remaining revenues for the three and nine months ended September 30, 2023 and 2022, were primarily derived in Germany.

As of September 30, 2023 and December 31, 2022, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of September 30, 2023 and December 31, 2022, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three or nine months ended September 30, 2023.

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

3. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$2,897	$3,374
Work-in-process	691	17
Finished products	1,992	1,574
Total inventories	$5,580	$4,965

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

On February 14, 2018, the Company and CRG further amended the Loan Agreement concurrent with the conversion of $38 million of the principal amount of the senior secured term loan (plus $3.8 million in back-end fees and prepayment premium applicable thereto) into a newly authorized Series A convertible preferred stock.

On August 2, 2023, the Company and CRG entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company issued 1,920 shares of a newly authorized Series E convertible preferred stock (“Series E preferred stock”) in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan under the Loan Agreement (the “Term Loan Agreement”). Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share, provided that the shares of Series E preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b).

The Company has entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on August 10, 2022. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind, (“PIK”), interest payments through December 31, 2023 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments for through December 31, 2023 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021 and 2022; (8) added minimum revenue covenants of $10 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights.

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

As of September 30, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2023, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2023 (remaining three months of the year)	$—
2024	7,827
2025	9,113
Total	16,940
Less: Amount of PIK additions and final facility fee to be incurred subsequent to September 30, 2023	(2,959)
Less: Amount representing debt issuance costs	(187)
Borrowings, long term portion, as of September 30, 2023	$13,794

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2023 and December 31, 2022, the balance of the aggregate debt discount was approximately $187,000 and $249,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $21,000 during each of the three months ended September 30, 2023 and 2022, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $62,000 and $63,000 during the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred interest expense of approximately $512,000 and $480,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred interest expense of approximately $1.6 million and $1.4 million, respectively.

While, as of the date hereof, CRG has not purported that an Event of Default has resulted due to a Material Adverse Change (as those terms defined in the Loan Agreement), due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at September 30, 2023 and December 31, 2022 were classified as current in these financial statements.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of September 30, 2023 is 1.2 years.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for both the three months ended September 30, 2023 and 2022 was approximately $314,000. Rent expense for both the nine months ended September 30, 2023 and 2022 was approximately $942,000. The Company’s variable expenses for the three months ended September 30, 2023 and 2022 were approximately $65,000 and $63,000, respectively. The Company’s variable expenses for the nine months ended September 30, 2023 and 2022 were approximately $233,000 and $200,000, respectively. Operating right-of-use asset amortization for the three months ended September 30, 2023 and 2022 was approximately $288,000 and $271,000, respectively. Operating right-of-use asset amortization for the nine months ended September 30, 2023 and 2022 was approximately $852,000 and $802,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $23,000 and $65,000 as prepaid rent included in other assets on the condensed balance sheet as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of September 30, 2023 (in thousands):

Year Ending December 31,
2023 (remaining three months of the year)	$303
2024	1,138
Total	1,441
Less: Imputed interest	(57)
Leasehold liability as of September 30, 2023	$1,384

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 30, 2023 and December 31, 2022 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	September 30, 2023	December 31, 2022
Right of use assets:
Operating lease	Right of use asset	$1,384	$2,194
Total right of use assets		$1,384	$2,194
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,179	$1,092
	Leasehold liability, long-term portion	205	1,102
Total lease liabilities		$1,384	$2,194

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.8 million as of September 30, 2023. The majority of this amount is related to commitments to purchase inventory components and services related to the manufacturing of inventory.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of September 30, 2023 and December 31, 2022, 62,881 and 60,961 shares, respectively, were issued and outstanding.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share and carry no voting rights. During the year ended December 31, 2022, 4,510 additional shares were issued to CRG as payment of dividends. As of September 30, 2023 and December 31, 2022, 60,876 shares of Series A preferred stock were outstanding, which are currently convertible into shares of the Company’s common stock at $6,000 per share. The Series A preferred stock accrued no additional dividends during either the three or nine months ended September 30, 2023. The Series A preferred stock accrued additional dividends of approximately $1.1 million and $3.4 million during the three and nine months ended September 30, 2022, respectively.

On September 29, 2023, the Company entered into a waiver agreement (the “Waiver Agreement”) with CRG, who hold all of the outstanding shares of the Company’s Series A preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series A preferred dividend for the year ending December 31, 2023. Such waived preferred dividends are not cumulative or accrued. Consequently, the previously accrued portion of the Series A preferred stock dividends during 2023 totaling $2.4 million was reversed, thereby nullifying the accretion expenses during the nine months ended September 30, 2023.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of September 30, 2023 and December 31, 2022, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $5.732 per share.

Series D Convertible Preferred Stock

On January 14, 2022, the Company entered into a security purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of the Company’s Series D convertible preferred stock, par value $0.001 per share at an offering price of $1,000 per share. Concurrently, the Company agreed to issue to these investors warrants to purchase up to an aggregate of 53,833 shares of the Company’s common stock (the “Common Warrants”). The shares of Series D preferred stock had a stated value of $1,000 per share and were convertible into an aggregate of 63,333 shares of common stock at a conversion price of $120.00 per share. During the year ended December 31, 2022, all 7,600 shares of Series D preferred stock were converted into a total of 63,333 shares of common stock. There are no shares of Series D preferred stock outstanding as of September 30, 2023.

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

Series E Convertible Preferred Stock

On August 2, 2023, the Company entered into a Series E Purchase Agreement with CRG, pursuant to which it agreed to surrender $1.92 million of the outstanding principal and accrued interest of its senior secured term loan into Series E preferred stock. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share. The Series E preferred stock is initially convertible into 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Shares of Series E preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). Under the terms of the Series E Purchase Agreement, the holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at the Company’s option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. As of September 30, 2023, 1,920 shares of Series E preferred stock were outstanding.

On September 29, 2023, the Company entered into the Waiver Agreement with CRG, who hold all of the outstanding shares of the Company’s Series E preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series E preferred dividend for the year ending December 31, 2023. Such waived preferred dividends are not cumulative or accrued. Consequently, no accrual for the Series E preferred stock dividend has been or will be made during the year ending December 31, 2023.

Common Stock

As of September 30, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 1,279,928 shares were issued and outstanding.

Common Stock Warrants

As of September 30, 2023, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	2,923	$1,200.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Total as of September 30, 2023	49,815,894	459,019

As of December 31, 2022, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	2,923	$1,200.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Pre-funded warrants issued in the August 2022 financing	91,324	91,324	$0.0001	n/a
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Total as of December 31, 2022	51,185,758	550,343

January 2022 Offering

Pursuant to a purchase agreement entered into on January 14, 2022, the Company issued warrants to purchase up to an aggregate of 53,833 shares of the Company’s common stock at an exercise price of $144.00 per share and which became exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027.

The Company issued to the placement agent of the January 2022 Offering warrants to purchase up to an aggregate of 4,433 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $150.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

August 2022 Offering

Pursuant to a purchase agreement entered into on August 4, 2022, the Company issued, in a registered direct offering, Pre-Funded Warrants to purchase up to 52,268 shares of common stock (the “RD Pre-Funded Warrants”) and, in a concurrent private placement, Pre-Funded Warrants to purchase up to 91,324 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). The August 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable, and have no expiration date. During the year ended December 31, 2022, 52,268 of shares of RD Pre-Funded Warrants were exercised into the equivalent number of the Company’s common stock. During the nine months ended September 30, 2023, all the 91,324 Private Placement Pre-Funded Warrants were exercised. Consequently, there were no August 2022 Pre-Funded Warrants outstanding as of September 30, 2023.

Also in the August 2022 Offering, the Company issued Series A preferred investment options to purchase up to 190,259 additional shares of the Company’s common stock and Series B preferred investment options to purchase up to 190,259 additional shares of the Company’s common stock, collectively referred to as Preferred Investment Options. The Series A preferred investment options have an exercise price of $22.53 per share, are immediately exercisable, and will expire five and one-half years from the date of issuance, or February 8, 2028, and the Series B preferred investment options have an exercise price of $22.53 per share, are immediately exercisable, and will expire two years from the date of issuance, or August 8, 2024.

The Company also issued to the placement agent of the August 2022 Offering preferred investment options to purchase up to 11,416 shares of common stock (the “Placement Agent Preferred Investment Options”). The Placement Agent Preferred Investment Options are subject to the same terms as the Preferred Investment Options, except that the Placement Agent Preferred Investment Options have an exercise price of $32.85 per share and a term of five years from the commencement of the sales pursuant to the August 2022 Offering, or August 3, 2027.

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

As of September 30, 2023 and December 31, 2022, warrants and preferred investment options to purchase an aggregate of 459,019 and 550,343 shares of common stock were outstanding, respectively, all of which were classified as equity.

8. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted, and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). On October 14, 2022, the Company’s stockholders approved an additional 116,667 shares of common stock for issuance under the 2015 Plan. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of September 30, 2023, 24,843 shares were available for grant under the 2015 Plan.

The Company’s RSUs and RSAs generally vest annually over two years in equal increments. RSAs and RSUs largely contain the same contractual terms except RSAs have the ability to vote along with common holders as an RSA is considered an outstanding security at the time of grant, subject to certain vesting and other restrictions. The Company measures the fair value of RSAs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As of December 31, 2022, the Company had 27 shares of RSUs and no shares of RSAs outstanding. A summary of all RSA and RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2022	27	$174.60	0.17
Awarded	100,189	$18.45	—
Released	(2,293)	$20.34	—
Forfeited	(7,733)	$18.45	—
Awards outstanding at September 30, 2023	90,190	$20.03	1.24

As of September 30, 2023, there was $1.0 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.2 years. The outstanding non-vested and expected to vest RSAs at September 30, 2023 have an aggregate fair value of approximately $0.5 million. The Company used the closing market price of $5.39 per share at September 29, 2023, to determine the aggregate fair value for the RSAs outstanding at that date. For the nine months ended September 30, 2023 and 2022, the fair value of RSAs and RSUs vested was approximately $42,000 and $14,000, respectively. For the three months ended September 30, 2023 and 2022, stock-based compensation expense recognized associated with the vesting of RSAs and RSUs was $219,000 and $39,000, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation expense recognized associated with the vesting of RSAs and RSUs was $0.7 million and $0.1 million, respectively.

Total noncash stock-based compensation expense relating to the Company’s RSAs and RSUs recognized, before taxes, during the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$36	$4	$99	$18
Research and development expenses	24	11	158	37
Selling, general and administrative expenses	159	24	446	72
	$219	$39	$703	$127

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We obtained CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration (“FDA”), 510(k) clearance in November 2012. We also received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris Small Vessel (“SV”), a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, an advanced version of our Lightbox that allows for easy portability and offers significant reductions in size, weight, and production cost in comparison to the incumbent version.

In April 2023, we received 510(k) clearance from the FDA for Tigereye Spinning Tip (“ST”), a next-generation image-guided CTO crossing system. Tigereye ST is a line extension of our Ocelot and Tigereye family of CTO crossing catheters. This new image-guided catheter incorporates design upgrades to the tip configuration and catheter shaft to increase crossing power and procedural success in challenging lesions, as well as design enhancements for ease of image interpretation during the procedure. The low-profile Tigereye ST has a working length of 140 cm and 5 French sheath. We initiated a limited launch of Tigereye ST in the second quarter of 2023 and subsequently expanded to full commercial availability within the United States during the third quarter of 2023.

In June 2023, we received 510(k) clearance from the FDA for Pantheris Large Vessel (“LV”), a next generation image guided atherectomy system for the treatment of larger vessels, such as the superficial femoral artery (“SFA”) and popliteal arteries. Pantheris LV is a line extension of our Pantheris and Pantheris SV family of atherectomy products. This catheter offers higher speed plaque excision for efficient removal of challenging occlusive tissue and multiple features to streamline and simplify user-operation, including enhanced tissue packing and removal, a radiopaque gauge to measure volume of plaque excised during the procedure, and enhanced guidewire management. We initiated a limited launch of the Pantheris LV during the third quarter of 2023 and expect to expand to full commercial availability within the United States in the first half of 2024.

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

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We are currently enrolling patients, and we expect to complete enrollment during 2023. Patient outcomes are being evaluated at thirty days, six months and one year following treatment. We expect this will bolster the application of Pantheris SV as a primary interventional tool to address below-the-knee legions for which there are few available effective treatment options.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California will be sufficient through at least 2023. We generated revenues of $8.8 million in 2020, $10.1 million in 2021 and $8.3 million in 2022. Revenue in 2020 was adversely affected by COVID-19 as hospitals deferred elective procedures, which among other things, created unpredictability in case volume. This unpredictability created more volatility in our revenues which continued to adversely affect our business in 2021 and 2022. The decline in revenue in 2022 was primarily attributable to the adverse effects of staffing shortages, resource constraints on our customers, and the impact of a very competitive market for talent on the retention of our commercial team.

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

Nasdaq Delisting Notice

On April 25, 2023, we received notice (the “Bid Price Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), as the minimum bid price for our listed securities was less than $1.00 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until October 23, 2023, to regain compliance with the rule referred to in this paragraph. As part of our efforts to regain compliance with the aforementioned rule, we effected a 1-for-15 reverse stock split on September 12, 2023.

On September 27, 2023, we received a letter from Nasdaq notifying us that the Staff had determined that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, that we had regained compliance with the Bid Price Requirement. While we have regained compliance with the Bid Price Requirement, there can be no assurance that we will be able to maintain compliance with the Bid Price Requirement, or other continued listing requirements of Nasdaq, in the future.

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

As with the Bid Price Deficiency Letter, the Stockholders’ Equity Deficiency Letter had no immediate effect on our continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on July 3, 2023. On July 31, 2023, we received a letter from Nasdaq notifying us that the Staff had determined to grant us an extension of 180 calendar days from the date of the Staff’s notice, or November 14, 2023, to regain compliance with the Equity Requirement.

While the Bid Price Requirement has been resolved, there can be no guarantee that we will be able to regain compliance with the Equity Requirement. In the event we fail to regain compliance with the Equity Requirement by the required date, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”). The request for a hearing would stay any further action by the Staff at least pending a hearing before the Panel and the expiration of any extension period that the Panel may grant to the Company following the hearing.

We are actively executing on our Compliance Plan in an effort to cure our stockholders’ equity deficiency and are leveraging all available options to resolve this deficiency and regain compliance with the Nasdaq Listing Rules. We have already undertaken certain actions such as converting outstanding indebtedness into equity, issuing additional shares of capital stock and obtaining waivers of dividends to holders of certain classes of our preferred stock. We anticipate we will need to issue additional shares of capital stock through various financing transactions in order to regain compliance with the Equity Requirement. However, we may not be successful in executing such transactions on terms favorable to us, or at all. In addition, there can be no guarantee that such efforts will succeed in helping us regain compliance with the Nasdaq Listing Rules.

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

On September 11, 2023, our board of directors approved an amendment to our amended and restated certificate of incorporation to effect a 1-for-15 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective on September 12, 2023. The par value of the common stock was not adjusted as a result of the reverse stock splits. All common stock, stock options, restricted stock units, and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

Financing

During the three and nine months ended September 30, 2023, our net loss and comprehensive net loss was $4.5 million and $13.3 million, respectively; during the years ended December 31, 2022 and 2021, it was $17.6 million and $17.4 million, respectively. We have not been profitable since inception, and as of September 30, 2023, our accumulated deficit was $415.7 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

In September 2015, we entered into a Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively, “CRG”), under which we were able to borrow up to $50.0 million on or before the end of the twenty-four (24) month period commencing on the first Borrowing Date (as defined in the Loan Agreement), subject to certain terms and conditions. Under the Loan Agreement we borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG (the “Securities Purchase Agreement”), pursuant to which CRG purchased 3 shares of our common stock on September 22, 2015 at a price of $1,678,920 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

On February 14, 2018, we entered into a Series A preferred stock Purchase Agreement (the “Series A Purchase Agreement”) with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus the back-end fee and prepayment premium applicable thereto) under the Loan Agreement into a newly authorized Series A preferred stock. As discussed under Item 5 in our Annual Report on Form 10-K for the year ended December 31, 2022 titled “Dividend Policy,” the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at our option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights with the exception of Series E preferred stock.

On August 2, 2023, we entered into a Series E preferred stock Purchase Agreement (the “Series E Purchase Agreement”) with CRG, pursuant to which we issued 1,920 shares of a newly authorized Series E convertible preferred stock (“Series E preferred stock”) in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of our common stock at a conversion price of $10.725 per share. The Series E preferred stock is initially convertible into 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Under the terms of the Series E Purchase Agreement, the holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at our option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.

On September 29, 2023, the Company entered into the Waiver Agreement with CRG, who hold all of the outstanding shares of the Company’s Series A and Series E preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series A and Series E preferred dividends for the year ending December 31, 2023. Such waived preferred dividends are not cumulative or accrued.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 16, 2023 and amended on March 17, 2023.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to decrease in 2023 due to reductions in sales personnel resulting from attrition, competitive labor market, and other factors, partially offset by the introduction of our Tigereye ST and Pantheris LV products, investments in sales personnel and easing conditions involving hospital resource and capacity issues. For the three and nine months ended September 30, 2023, there was one customer that represented 22% and 17% of revenues, respectively. For the three and nine months ended September 30, 2022, there was one customer that represented 11% and 13% of revenues, respectively.

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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Revenues	$1,817	$2,252	$5,746	$6,272
Cost of revenues	1,429	1,462	4,117	4,301
Gross profit	388	790	1,629	1,971
Gross margin	21%	35%	28%	31%
Operating expenses:
Research and development	1,044	1,086	3,388	3,244
Selling, general and administrative	3,377	3,384	10,261	10,862
Total operating expenses	4,421	4,470	13,649	14,106
Loss from operations	(4,033)	(3,680)	(12,020)	(12,135)
Interest expense, net	(455)	(407)	(1,292)	(1,286)
Other income (expense), net	12	—	16	(20)
Net loss and comprehensive loss	$(4,476)	$(4,087)	$(13,296)	$(13,441)

Comparison of Three Months Ended September 30, 2023 and 2022

Revenues.

For the three months ended September 30, 2023, revenue decreased by approximately $0.4 million or 19% compared to the three months ended September 30, 2022. Our revenues reflect the fluctuating demand partially due to the adverse impacts of hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced and expect that we will continue to experience attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the quarter ended September 30, 2023.

Cost of Revenues and Gross Margin.

For the three months ended September 30, 2023, cost of revenues decreased by less than $0.1 million or 2% compared to the three months ended September 30, 2022. This decrease was primarily attributable to the decrease in revenues, offset by fluctuations in labor costs and other ancillary expenditures. Stock-based compensation expense within cost of revenues totaled $36,000 and $4,000 for the three months ended September 30, 2023 and 2022, respectively.

Gross margin for the three months ended September 30, 2023 decreased to 21%, compared to 35% during the three months ended September 30, 2022. There are significant amounts of overhead costs, specifically in the form of labor, associated with manufacturing and production of inventory embedded in cost of revenues that will typically fluctuate due to the levels of inventory being produced, production schedule changes, lead times and other factors. The decrease in gross margin was primarily due to the decrease in revenues which resulted in a decline in economies of scale and fluctuations in the production of inventory causing there to be higher allocations of labor to cost or revenues.

Research and Development Expenses.

R&D expense for the three months ended September 30, 2023 decreased by less than $0.1 million or 4% compared to the three months ended September 30, 2022 as there were similar levels of activity being performed. During the three months ended September 30, 2022, we allocated more R&D resources to advance our next generation CTO and atherectomy product portfolios with the Tigereye ST and Pantheris LV developments, respectively, whereas our resources during the three months ended September 30, 2023 were allocated more heavily to our coronary program development. Stock-based compensation expense within R&D totaled approximately $24,000 and $11,000 for the three months ended September 30, 2023 and 2022, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the three months ended September 30, 2023 remained flat compared to the three months ended September 30, 2022 resulting from a decrease in sales personnel costs, offset by increases of third-party professional services resulting from several corporate activities including the most recent reverse stock split. Stock-based compensation expense within SG&A totaled approximately $159,000 and $24,000 for the three months ended September 30, 2023 and 2022, respectively.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest Expense, net for the three months ended September 30, 2023 increased less than $0.1 million or 12% compared to the three months ended September 30, 2022, which resulted from higher PIK interest due to a larger CRG loan balance, partially offset by an increase in interest income due to the recent rising money market interest rates.

Other (Expense) Income, Net.

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other income (expense), net for the three months ended September 30, 2023 increased by less $0.1 million in comparison to the three months ended September 30, 2022 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Comparison of Nine Months Ended September 30, 2023 and 2022

Revenues.

For the nine months ended September 30, 2023, revenue decreased by approximately $0.5 million or 8% compared to the nine months ended September 30, 2022. Our revenues reflect the fluctuating demand partially due to the adverse impacts of hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced and expect that we will continue to experience attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the nine months ended September 30, 2023.

Cost of Revenues and Gross Margin.

For the nine months ended September 30, 2023, cost of revenues decreased by less than $0.2 million or 4% compared to the nine months ended September 30, 2022. This decrease was primarily attributable to the decrease in revenues, offset by fluctuations in labor costs and other ancillary expenditures. Stock-based compensation expense within cost of revenues totaled $99,000 and $18,000 for the nine months ended September 30, 2023 and 2022, respectively.

Gross margin for the nine months ended September 30, 2023 decreased to 28%, compared to 31% during the nine months ended September 30, 2022. There are significant amounts of overhead costs, specifically in the form of labor, associated with manufacturing and production of inventory embedded in cost of revenues that will typically fluctuate due to the levels of inventory being produced, production schedule changes, lead times and other factors. The decrease in gross margin was primarily due to the decrease in revenues which resulted in a decline in economies of scale.

Research and Development Expenses.

R&D expense for the nine months ended September 30, 2023 increased $0.1 million or 4% compared to the nine months ended September 30, 2022 primarily due to the ongoing product development of our coronary device program, partially offset by the completion of our development efforts of Tigereye ST and Pantheris LV. Stock-based compensation expense within R&D totaled approximately $158,000 and $37,000 for the nine months ended September 30, 2023 and 2022, respectively. We expect R&D expenses to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the nine months ended September 30, 2023 decreased by $0.6 million or 6% compared to the nine months ended September 30, 2022 primarily due to decreases in sales personnel costs and decreases in third-party professional services and other ancillary expenses, partially offset by increases in certain variable compensation. Stock-based compensation expense within SG&A totaled approximately $446,000 and $72,000 for the nine months ended September 30, 2023 and 2022, respectively.

Interest Expense, Net.

Interest Expense, net for the nine months ended September 30, 2023 remained flat compared to the nine months ended September 30, 2022, which resulted from increases in interest income due to the recent rising money market interest rates, offset by the higher CRG loan balance from PIK interest being compounded.

Other Income (Expense), Net.

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other income (expense), net for the nine months ended September 30, 2023 remained relatively flat in comparison to the nine months ended September 30, 2022 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $8.7 million and an accumulated deficit of $415.7 million, compared to cash and cash equivalents of $14.6 million and an accumulated deficit of $402.4 million as of December 31, 2022. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $8.7 million at September 30, 2023 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the end of the first quarter of 2024.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our “at-the-market” program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We will need to raise additional capital through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement of the Nasdaq Listing Rules. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. Our financial statements for the three and nine months ended September 30, 2023 do not include any adjustments that might result from the outcome of this uncertainty.

Currently substantially all of our cash and cash equivalents are held at a single financial institution, First Citizens Bank, which acquired our prior banking partner, Silicon Valley Bank, in March 2023. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank, now a division of First Citizens Bank, had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at First Citizens Bank, formerly, Silicon Valley Bank, we are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, that could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Equity Financings

January 2022 Offering

On January 14, 2022, we entered into a securities purchase agreement with several institutional investors pursuant to which we agreed to sell and issue, in a registered direct offering (“January 2022 Offering”), an aggregate of 7,600 shares of our Series D Convertible Preferred Stock, par value of $0.001 per share, at an offering price of $1,000 per share which was convertible into common stock at a conversion price of $120.00 per share. Concurrently, we agreed to issue to these investors warrants to purchase up to an aggregate of 53,833 shares of our common stock (the “Common Warrants”). As a result, we received aggregate net proceeds of approximately $6.7 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses. During the year ended December 31, 2022, all 7,600 shares issued of Series D preferred stock were converted into a total of 63,333 shares of common stock. There are no shares of Series D preferred stock outstanding as of September 30, 2023.

The 53,833 Common Warrants have an exercise price of $144.00 per share and became exercisable beginning July 14, 2022. The Common Warrants will expire five years following the time they become exercisable, or July 14, 2027. We also issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 4,433 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are subject to the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $150.00 per share and a term of five years from the commencement of the sales pursuant to the January 2022 Offering, or January 12, 2027.

At The Market Offering Agreement

On May 20, 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to our shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, we sold 39,048 shares of common stock pursuant to the ATM Agreement at an average price of $25.08 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, we suspended sales under the ATM Agreement. On March 17, 2023, we reactivated the ATM Agreement. During the quarter ended September 30, 2023, we sold 600,454 shares of common stock pursuant to the ATM Agreement at an average price of $8.99 per share for aggregate proceeds of approximately $5.4 million, of which approximately $0.2 million was paid in the form of commissions to the Agent. During the nine months ended September 30, 2023, we sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $0.2 million was paid in the form of commissions to the Agent. While we may attempt additional sales in the future, there can be no assurance that we will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, we currently do not have any commitment to obtain additional funds.

August 2022 Offering

On August 4, 2022, we entered into a securities purchase agreement with a single institutional investor for the issuance and sale of 98,935 shares of its common stock in a registered direct offering (“RD” or “Registered Direct”) at a purchase price of $26.28 per share, or pre-funded warrants in lieu thereof. In a concurrent private placement, we also agreed to issue and sell to the investor 91,324 shares of common stock at the same purchase price as in the registered direct offering, or pre-funded warrants in lieu thereof (“Private Placement” and together with the Registered Direct offering the “August 2022 Offering”). As a result, we received aggregate net proceeds of approximately $4.4 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

As a result, in the Registered Direct offering, we issued (i) 46,667 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 52,268 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, we issued pre-funded warrants to purchase up to an aggregate of 91,324 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). As of September 30, 2023, all the Private Placement Pre-Funded Warrants were exercised leaving none outstanding.

In addition, we issued to the investor in the August 2022 Offering Series A preferred investment options to purchase up to 190,259 additional shares of our common stock and Series B preferred investment options to purchase up to 190,259 additional shares of our common stock (the “Preferred Investment Options”). The Series A preferred investment options have an exercise price of $22.53 per share, are immediately exercisable, and will expire five and one-half years from the date of issuance, or February 8, 2028, and the Series B preferred investment options have an exercise price of $22.53 per share, are immediately exercisable, and will expire two years from the date of issuance, or August 8, 2024. We also issued to the Placement Agent or its designees preferred investment options to purchase up to an aggregate of 11,416 shares of common stock (the “Placement Agent Preferred Investment Options”). The Placement Agent Preferred Investment Options are subject to the same terms as the Preferred Investment Options, except that the Placement Agent Preferred Investment Options have an exercise price of $32.85 per share and a term of five years from the commencement of the sales pursuant to the August 2022 Offering, or August 3, 2027.

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of September 30, 2023, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,234	$207	$—	$—	$1,441
CRG Loan (2)	5,946	10,994	—	—	16,940
Noncancelable purchase commitments (3)	636	145	—	—	781
	$7,816	$11,346	$—	$—	$19,162

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2024.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of September 30, 2023, is $13.8 million. The contractual obligation in the table above of $16.9 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Footnote 4. Borrowings.”

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

The lease will expire on November 30, 2024. We are obligated to pay a total approximately $5.8 million in base rent payments through November 2024, which began on December 1, 2019. The weighted average remaining lease term as of September 30, 2023 is 1.2 years.

CRG Loan

We have entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015, the most recent of which was entered into on August 10, 2022. The Amendments, among other things: (1) extended the interest-only period through December 31, 2023; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2023 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments for through December 31, 2023 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for 2018, 2019 and 2020; (7) reduced the minimum revenue covenant to $8 million for 2021 and 2022; (8) added minimum revenue covenants of $10 million for 2023, $14.5 million for 2024 and $17 million for 2025; (9) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (10) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon our revenue and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; and (11) provided CRG with board observer rights. The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of September 30, 2023, is $13.8 million. However, upon maturity of the obligations under the Loan Agreement in December 2025, we will be obligated to pay $16.9 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at September 30, 2023 and December 31, 2022 are classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Part 1, Item 1, “Unaudited Financial Statements,” Footnote 4 for additional details.

On August 2, 2023, we entered into the Series E Purchase Agreement with CRG, pursuant to which we issued 1,920 shares of a newly authorized Series E preferred stock in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of our common stock at a conversion price of $10.725 per share. The Series E preferred stock is initially convertible into 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Under the terms of the Series E Purchase Agreement, the holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at our option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,043)	$(14,043)
Investing activities	(8)	(31)
Financing activities	5,173	11,919
Net change in cash and cash equivalents	$(5,878)	$(2,155)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $11.0 million, consisting primarily of a net loss of $13.3 million and an increase in net operating assets of $0.6 million, partially offset by non-cash charges of $2.8 million. Non-cash charges largely related to non-cash interest expense of $1.5 million, excess and obsolete charges related to inventory of $0.4 million, and stock-based compensation of $0.7 million. The increase in net operating assets was primarily due to investments in inventory, which include components and labor, in anticipation of (i) forecasted demand in light of extended lead times and (ii) building inventory in anticipation of the Tigereye ST and Pantheris LV product launches in the second half of 2023 and first half of 2024. These increases were partially offset by the increase in other long-term liabilities as certain variable compensation continues to accrue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during both of the nine months ended September 30, 2023 and 2022 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 of $5.2 million primarily relates to proceeds of approximately $5.2 million from the sale of common stock pursuant to the ATM Agreement, net of commissions and various issuance costs.

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

Credit Risk

As of September 30, 2023, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At September 30, 2023, there was one customer that represented 19% of the Company’s accounts receivable. At December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 25, 2023, we received notice (the “Bid Price Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), as the minimum bid price for our listed securities was less than $1.00 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until October 23, 2023, to regain compliance with the rule referred to in this paragraph. As part of our efforts to regain compliance with the aforementioned rule, we effected a 1-for-15 reverse stock split on September 12, 2023.

On September 27, 2023, we received a letter from Nasdaq notifying us that the Staff had determined that the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, that we had regained compliance with the Bid Price Requirement. While we have regained compliance with the Bid Price Requirement, there can be no assurance that we will be able to maintain compliance with the Bid Price Requirement, or other continued listing requirements of Nasdaq in the future.

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

As with the Bid Price Deficiency Letter, the Stockholders’ Equity Deficiency Letter had no immediate effect on our continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on July 3, 2023. On July 31, 2023, we received a letter from Nasdaq notifying us that the Staff had determined to grant us an extension of 180 calendar days from the date of the Staff’s notice, or November 14, 2023, to regain compliance with the Equity Requirement.

While the Bid Price Requirement has been resolved, there can be no guarantee that we will be able to regain compliance with the Equity Requirement. In the event we fail to regain compliance with the Equity Requirement by the required date, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”). The request for a hearing would stay any further action by the Staff at least pending a hearing before the Panel and the expiration of any extension period that the Panel may grant to the Company following the hearing.

We expect that regaining compliance with the Equity Requirement will require us to take actions such as converting outstanding indebtedness into equity or issuing additional shares of capital stock, which could result in significant dilution to our current stockholders. However, we may not be successful in executing such transactions on terms favorable to us, or at all. In addition, there can be no guarantee that such efforts will succeed in helping us regain compliance with the Nasdaq Listing Rules.

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

Under our Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at September 30, 2023 and December 31, 2022 is classified as current. In addition, we may not be able to generate sufficient liquidity or revenue to satisfy minimum liquidity and minimum revenue covenants under the Loan Agreement. If we fail to satisfy such requirements, we will be in default under the Loan Agreement and all outstanding amounts under the Loan Agreement will become immediately due.

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

There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended. We currently anticipate that, if we are unable to raise additional capital, our cash balance will fall below the required minimum of $3.5 million in the first quarter of 2024. In addition, based on our annualized revenue as of September 30, 2023, we are not currently on-track to satisfy the minimum revenue covenant for 2023. If our cash balance falls below the required minimum or if we do not satisfy the minimum revenue requirement and we are unable to negotiate a waiver or amendment to the Loan Agreement, we would be in default of our covenants under the Loan Agreement, which would adversely affect on our financial position and operations.

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

We believe that our cash and cash equivalents at September 30, 2023, together with debt and financing activities and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through at least the first quarter of 2024. Even though we received net proceeds of approximately $6.7 million from the sale of our Series D Convertible Preferred Stock in January 2022, $4.4 million from the sale of our common stock in August 2022, and $5.2 million from the sale of our common stock under our at-the-market program that we entered into on May 20, 2022, we will need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement under the Nasdaq Listing Rules. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders. Macroeconomic challenges and volatility in capital markets could further limit our ability to raise capital when needed on terms favorable to us, or at all. In addition, while we have been able to raise capital from the sale of shares under our at-the-market program, the limitations under instruction I.B.6 of Form S-3, as well as possible low volume of trading in our securities, will limit our ability to continue raising funds through such program.

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
●

the costs and timing of developing our Coronary products, timing and outcomes of clinical trials and regulatory reviews associated with this product and eventual timing and expenses related to obtaining FDA clearance;

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Retention Bonuses

On March 9, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company determined to provide certain incentive payments (the “Retention Bonuses”) to certain full-time executive officers and vice presidents of the Company, (the “Bonus Officers”), based on certain performance goals. The Retention Bonus consists of incentive payments in an amount equal to 100% of such Bonus Officer’s annual salary as of December 31, 2023, 50% of which will be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2023, and 50% to be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2024 (each, a “Retention Bonus Payment”). The Retention Bonus Payments may be paid in cash or equity, or a combination of both, as determined by the Committee. In addition, the Retention Bonus Payments shall accelerate in the event of a Change in Control, as defined in the Company’s Amended and Restated 2015 Equity Incentive Plan, provided that the Bonus Officer remains in his or her respective position through such Change in Control. Each Retention Bonus Payment shall be increased in the event that the price of the common stock of the Company is above $60.00 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of such Retention Bonus Payment, according to the schedule below:

●

If the stock price is between $900.00 and $1,199.99 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 25%;

●

If the stock price is between $1,200.00 and $1,499.99 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 50%; and

●

If the stock price is $1,500.00 or above (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of the Retention Bonus Payment, such Retention Bonus Payment shall be increased by 100%.

The Retention Bonuses are in addition to any other bonus to which the Bonus Officers may be entitled under the Company’s Bonus Plan.

On October 24, 2023, the Committee determined to provide the Retention Bonuses to Nabeel Subainati, the Company’s Vice President, Finance; provided, however, that Mr. Subainati will not be eligible to receive the Retention Bonus Payment payable with respect to his continuing employment as of December 31, 2023.

Chief Commercial Officer

On October 24, 2023, the Board of Directors appointed Phil Preuss, who currently serves as the Company’s Chief Marketing Officer, to serve as the Company’s Chief Commercial Officer.

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Exhibit Title

3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Avinger, Inc.

3.2(2)	Certificate of Designation of Preferences, Rights, and Limitations of Series E Convertible Preferred Stock

10.1(2)	Securities Purchase Agreement, dated August 2, 2023, by and between the Company and the Lenders party thereto

10.2(2)	Consent to Term Loan Agreement, dated August 2, 2023, by and between the Company and the Lenders

10.3(3)	Waiver Agreement dated September 29, 2023 between the Company and the Purchasers

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

(1)

Previously filed as an Exhibit to Amendment to the registrant’s Current Report on Form 8-K (File Number 001-36817) filed with the Securities and Exchange Commission on September 12, 2023, and incorporated by reference herein.

(2)

Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K (File Number 001-36817) filed with the Securities and Exchange Commission on August 4, 2023, and incorporated by reference herein.

(3)

Previously filed as an Exhibit to the registrant’s Current Report on Form 8-K (File Number 001-36817) filed with the Securities and Exchange Commission on September 29, 2023, and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: October 26, 2023	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	/s/ NABEEL SUBAINATI
Nabeel Subainati
Vice President, Finance
(Principal Financial and Accounting Officer)