Form 10-K
period 2023-12-31
Avinger Inc
filed 2024-03-20
CIK 1506928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Capital Market on such date, was approximately $6.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 8, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 1,702,226.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVINGER, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern;

●	our ability to regain and remain in compliance with the listing requirements of the Nasdaq Capital Market;

●	the outcome of and expectations regarding our current clinical studies, and any additional clinical studies we initiate;

●	our plans to modify our current products, or develop new products, to address additional indications;

●	our ability to obtain additional financing through future equity or debt financings;

●	the expected timing of 510(k) clearances by the U.S. Food and Drug Administration (“FDA”) which may include but are not limited to additional versions of Pantheris, Ocelot, Tigereye and Lightbox;

●

the expected timing of 510(k) submission to the FDA, and associated marketing clearances by the FDA, which may include but are not limited to additional versions of Pantheris, Ocelot, Tigereye and Lightbox;

●	our ability to realize benefits from our license and collaboration agreements with Zylox-Tonbridge;

●	the expected growth in our business and our organization;

●	our expectations regarding government and third-party payor coverage and reimbursement, including the ability of Pantheris to qualify for reimbursement codes used by other atherectomy products;

●	our ability to retain and recruit key personnel, including the continued development of our sales and marketing infrastructure;

●	our ability to obtain and maintain intellectual property protection for our products;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;

●	our expectations regarding revenue, cost of revenue, gross margins, and expenses, including research and development and selling, general and administrative expenses;

●	our ability to identify and develop new and planned products and acquire new products, including those for the coronary market;

●	our financial performance;

●	our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business, both in the United States and internationally; and

●	developments and projections relating to our competitors or our industry.

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

We obtained CE Marking for our original Ocelot product in September 2011 and received from the FDA 510(k) clearance in November 2012. We received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We also received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris Small Vessel (“SV”), a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance of Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, an advanced version of our Lightbox that allows for easy portability and offers significant reductions in size, weight, and production cost in comparison to the incumbent version.

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

In June 2023, we received 510(k) clearance from the FDA for Pantheris Large Vessel (“LV”), a next generation image guided atherectomy system for the treatment of larger vessels, such as the superficial femoral artery (“SFA”) and popliteal arteries. Pantheris LV is a line extension of our Pantheris and Pantheris SV family of atherectomy products. This catheter offers higher speed plaque excision for efficient removal of challenging occlusive tissue and multiple features to streamline and simplify user-operation, including enhanced tissue packing and removal, a radiopaque gauge to measure volume of plaque excised during the procedure, and enhanced guidewire management. We initiated a limited launch of the Pantheris LV during the third quarter of 2023 and expect to expand to full commercial availability within the United States around mid-year 2024.

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

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We completed patient enrollment in 2023. Patient outcomes are being evaluated at thirty days, six months and one year following treatment. We expect this will bolster the application of Pantheris SV as a primary interventional tool to address below-the-knee lesions for which there are few available effective treatment options.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California, will be sufficient through at least 2024. We generated revenues of $10.1 million in 2021, $8.3 million in 2022 and $7.7 million in 2023. Revenue in 2020 was adversely affected by COVID-19 as hospitals deferred elective procedures, which among other things, created unpredictability in case volume. This unpredictability created more volatility in our revenues which continued to adversely affect our business in 2021 and to a lesser extent, in 2022. The decline in revenue in 2022 and 2023 was primarily attributable to the adverse effects of staffing shortages, resource constraints on our customers, and the impact of a very competitive market for talent on the retention of our commercial team.

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

LUMIVASCULAR PRODUCTS

Name	Clinical Indication	Size (Length, Diameter)	Regulatory Status	Original Clearance Date
PRODUCTS
Lightbox (1)	OCT Imaging	N/A	FDA Cleared CE Marking	November 2012 September 2011
Lightbox 3 (2)	OCT Imaging	N/A	FDA Cleared	January 2022
Pantheris SV (Small Vessel) (3)	Atherectomy	140cm, 6F	FDA Cleared CE Marking	April 2019 October 2018
Pantheris (Next-Generation) (4)	Atherectomy	110cm, 7F	FDA Cleared CE Marking	May 2018 December 2017
Ocelot (5)	CTO Crossing	110cm, 6F	FDA Cleared CE Marking	November 2012 September 2011
Ocelot MVRX (5)	CTO Crossing	110cm, 6F	FDA Cleared	December 2012
Ocelot PIXL (5)	CTO Crossing	135cm, 5F	FDA Cleared CE Marking	December 2012 October 2012
Tigereye (5)	CTO Crossing	140cm, 5F	FDA Cleared CE Marking	September 2020 December 2019
Tigereye ST (Spinning Tip) (5)	CTO Crossing	140cm, 5F	FDA Cleared	April 2023
Pantheris LV (Large Vessel) (4)	Atherectomy	110cm, 7F	FDA Cleared	June 2023

(1)	Lightbox is cleared for use with compatible Avinger products.

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

(5)

The Ocelot system is intended to facilitate the intra-luminal placement of conventional guidewires beyond stenotic lesions including subtotal and chronic total occlusions in the peripheral vasculature prior to further percutaneous interventions using OCT-assisted orientation and imaging. The system is an adjunct to fluoroscopy and provides images of vessel lumen, plaques and wall structures. The Ocelot system is contraindicated for use in the iliac, coronary, cerebral, renal and carotid vasculature. Tigereye and Tigereye ST are product line extensions of our Ocelot family of CTO crossing catheters.

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

Another line extension of our Pantheris platform is Pantheris LV. The Pantheris LV has a larger diameter and shorter length than the Pantheris SV and is designed for use in larger vessels 3.0 to 7.0 millimeters in diameter. We received 510(k) clearance for this product in June 2023 and commenced a limited commercial launch in the United States during the third quarter of 2023 and expect to expand to full commercial availability within the United States around mid-year 2024.

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

Tigereye ST is another product line extension of our Ocelot family of image-guided CTO crossing devices. This new image-guided catheter has an integrated outer spinning tip that pairs with the rotation of the inner tip to penetrate challenging blockages and CTO caps. Tigereye ST incorporates an advanced shaft design for pushability and torque response and a three-marker system, similar to Ocelot's, to facilitate consistent image interpretation across the platform. We received 510(k) clearance for Tigereye ST April 2023.

Tigereye is a product line extension of our Ocelot family of image-guided CTO crossing devices. Its design elements include an upgrade of the image capture rate to provide high definition, real-time intravascular video imaging similar to the Pantheris image-guided atherectomy system and a user-controlled deflectable tip designed to assist in steerability across the blockage. We received CE Marking for Tigereye in December 2019 and received FDA 510(k) clearance in September 2020. We discontinued selling this product in light of the enhancements we made to this device with the next generation, Tigereye ST.

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

CONNECT II (Ocelot)

Our clinical trial for Ocelot, known as CONNECT II, was a prospective, multi-center, non-randomized trial that evaluated the safety and efficacy of Ocelot in crossing CTOs in arteries of the upper leg using OCT intravascular imaging. The CONNECT II trial enrolled 100 patients with CTOs at 13 centers in the United States and 2 centers in Europe. Patients were followed for 30 days post-procedure and an independent group of physicians verified the results to confirm the primary efficacy and safety endpoints. Results from the CONNECT II trial demonstrated that Ocelot surpassed its primary efficacy endpoint by successfully crossing the CTO in 97% of the cases following unsuccessful attempts to cross with standard guidewire techniques. Ocelot achieved these rates with 98% freedom from major adverse events (“MAEs”).

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

VISION’s primary efficacy endpoint required that at least 87% of lesions treated by physicians using Pantheris have a residual stenosis of less than 50%, as verified by an independent core laboratory. The primary safety endpoint required that less than 43% of patients experience an MAE through six-month follow-up as adjudicated by an independent Clinical Events Committee (“CEC”). MAEs as defined in VISION included cardiovascular-related death, unplanned major index limb amputation, clinically driven target lesion revascularization, or TLR, heart attack, clinically significant perforation, dissection, embolus, and pseudoaneurysm. Results from the VISION trial demonstrated that Pantheris surpassed its primary efficacy and safety endpoints; residual restenosis of less than 50% was achieved in 96.3% of lesions treated in the primary cohort, while MAEs were experienced in 16.6% of patients.

Final VISION trial data are summarized in the table below.

	Roll-In Cohort	Primary Cohort	Total
Patients Treated	28	130	158

Lesions treated	34	164	198
Primary Efficacy Endpoint
Lesions analyzed by core lab	34	164	198
Lesions meeting primary efficacy endpoint criterion of residual restenosis of less than 50% by core lab	100%	96.3%	97%
	(34/34)	(158/164)	(158/164)
Primary Safety Endpoint (MAEs through 6 months)
Total MAEs Reported	3	22	25
Reported MAEs as a percentage of patients enrolled	11.5%	17.6%	16.6%
	(3/26)	(22/125)	(25/151)
Histopathology Results (Non-Endpoint Data)
Lesions with histopathology results	34	162	196
Average percent area of adventitia in all lesions with histopathology results	0.56%	1.02%	0.94%

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

The primary safety endpoint was defined as freedom from a composite of MAEs through 30 days after the procedure, as adjudicated by an independent CEC. The primary effectiveness endpoint was technical success, defined as the percent of target lesions that have a residual diameter stenosis ≤ 50% after use of the Pantheris device alone, as assessed by an independent angiographic core laboratory. The secondary safety endpoint was absence of new or worsening stent fracture following use of the Pantheris catheter. A secondary powered effectiveness endpoint was freedom from target lesion revascularization (“TLR”) at 6 months following the index procedure. Additional secondary effectiveness included procedural success, defined as the percent of target lesions that have residual diameter stenosis ≤ 30% post-Pantheris and any other adjunctive therapy, as determined by an independent core lab, and changes in Ankle- Brachial Index (“ABI”), and Rutherford Classes at 30 days and 6 months after the procedure in relation to the measurements prior to the procedure.

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

The primary safety endpoint was defined as freedom from a composite of MAEs through 30 days after the procedure, as adjudicated by an independent CEC. Only 3 subjects (accounting for 3%) experienced a MAE, with 97% of subjects free from MAEs within 30 days. With only 3% subjects reporting an MAE and a 95% one-sided upper confidence bound of 6.5%, the primary safety performance goal of MAEs occurring in < 20% of subjects was met.

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

A secondary powered effectiveness endpoint was freedom from TLR at 6 months following the index procedure. The freedom from TLR of the 85 subjects that have completed their 6-month follow-up visits after the index procedure was 93% (79/85), with a 95% one-sided upper confidence bound of 98% and a lower bound of 87%, which met the performance goal of > 61%.

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

A 510(k) application to the FDA was submitted in June 2021 and we received clearance to add ISR treatment to the indication for use for the Pantheris catheter in November 2021.

Other Studies

We are pursuing additional clinical data programs, including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. Enrollment has been completed; patient outcomes are being evaluated at thirty days, six months and one year following treatment. We expect this will bolster the application of Pantheris SV as a primary interventional tool to address below-the-knee lesions for which there are few available effective treatment options.

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

Our sales team currently consists of a Chief Commercial Officer, Vice President, Regional Directors, Territory Sales Managers, Clinical Specialists, and one Vice President of International Sales. Territory Sales Managers are responsible for all product sales, which include disposable devices and sale and service of our Lightbox console, while Clinical Specialists are primarily responsible for case coverage and account support. We have an extensive hands-on sales training program, focused on our technologies, Lumivascular image interpretation, case management, sales processes, sales tools and implementing our sales and marketing programs and compliance with applicable federal and state laws and regulations. Our sales team is supported by our marketing team, which focuses primarily on clinical training and education, marketing communications and product management. We have partnered with a third-party field service firm for the installation, service and maintenance of our Lightbox consoles.

For the year ended December 31, 2023, we had one customer that represented approximately 17% of revenues. For the year ended December 31, 2022, we had one customer that represented approximately 14% of revenues.

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

As of December 31, 2023, we held 64 issued and allowed U.S. patents, 1 U.S. pending provisional application, 18 U.S. utility patent applications and 3 PCT applications pending. As of December 31, 2023, we also had 83 issued and allowed patents from outside of the United States. As of December 31, 2023, we had 22 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. As we continue to research and develop our products and technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our devices. Our issued patents expire between the years 2028 and 2040.

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

As of December 31, 2023, we held six registered U.S. trademarks. In Europe, we hold one registered trademark. In the United Kingdom, we hold one registered trademark. In addition, we held one International Registration under the Madrid Protocol with granted extensions to China, Europe, Japan, and Korea (reflected in the one European registrations noted above).

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

Manufacturing

All of our products are manufactured in-house using components and sub-assemblies fabricated both at our facility in Redwood City, California and by key qualified outside vendors. We assemble all of our finished catheter products at our manufacturing facility but certain critical processes such as coating and sterilization are done by specialized outside vendors. We expect our current manufacturing facility will be sufficient through at least 2024.

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

We rely on single and limited source suppliers for several of our components and sub-assemblies. For example, we rely on single vendors for our optical fiber, coating and drive cables that are key components of our catheters, and we rely on single vendors for our laser and data acquisition card that are key components of our Lightbox, as well as assembly of our Lightbox 3. These components are critical to our products and there are relatively few alternative sources of supply for them. Identifying and qualifying additional or replacement suppliers for any of the components used in our products could involve significant time and cost. Any supply or service interruption from our vendors or failure to obtain additional vendors for any of the components or services used to manufacture our products would limit our ability to manufacture our products and could therefore harm our business, financial condition and results of operations. We assess supply chain risk on an ongoing basis and take appropriate actions as needed, including identifying & qualifying second source suppliers.

Our manufacturing operations are subject to regulatory requirements of 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act, or FFDCA; the Quality System Regulation, or QSR, for medical devices sold in the United States, which is enforced by FDA; the Medical Devices Directive 93/42/EEC, and EU-MDD to EU-MDR Transition provisions, which are both currently required for doing business in the European Union; and applicable requirements relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of hazardous substances, and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances. We cannot ensure that we will not incur material costs or liability in connection with our operations, or that our past or future operations will not result in claims by or injury to employees or the public.

We have registered with FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. We and our component suppliers are required to manufacture our products in compliance with FDA’s QSR in 21 CFR part 820 of the FFDCA. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. In 2019, 2020 and 2021, BSI conducted multiple routine audits including surveillance audit, Microbiology audit, a MDSAP re-certification audit and an unannounced audit in September 2019. Our Quality System has undergone more than 20 external audits by third parties and regulatory authorities since 2009. We were audited in March 2022 as part of ISO 13485:2016 & MDSAP re-certification. The audit was conducted by BSI at the behest of US-FDA. No major non-conformances were identified. Non-conformances identified in the audits have been addressed via Avinger’s CAPA system and are being reviewed by our notified body for closure. Most recently, we were audited in January 2023 by BSI as part of our annual surveillance for ISO 13485, EU-MDD, MDR Transitional provisions & MDSAP requirements. This audit did not identify any non-conformances.

Our failure or the failure of our component suppliers to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations or the recall of our products, which would harm our business. In the event that one of our suppliers fails to maintain compliance with our or governmental quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our Redwood City facilities meet the requirements set forth by ISO 13485:2016 Medical devices—Quality management systems—Requirements for regulatory purposes, MDD 93/42/EEC European Union Council Medical Device Directive and EU-MDR 2017/745 transitional provisions. We are actively engaged with our notified body to obtain EU-MDR certification for our current products that were part of our application in 2021. New products we have launched in US starting in 2021 will be submitted for review for European approval under EU-MDR once certification is complete.

Government Regulation

In general, medical device companies must navigate a challenging regulatory environment. In the United States the FDA regulates the medical device market to ensure the safety and efficacy of these products. The FDA allows two primary pathways for a medical device to gain approval for commercialization: (i) a pre-market notification or 510(k) submission based upon being equivalent to a device already in commercial distribution (a predicate device) or (ii) a pre-market approval (“PMA”). A completely novel product must go through the more rigorous PMA process if it cannot receive authorization through a 510(k) submission. The FDA has established three different classes of medical devices that indicate the level of risk associated with using a device and consequent degree of regulatory controls needed to govern its safety and efficacy. Class I and Class II devices are considered to have minimal risk to the user. Some Class I and almost all Class II devices gain clearance for commercial distribution following review of an application to the FDA, generally known as the 510(k) process. The devices regarded as the highest risk by the FDA are designated Class III and generally require the submission of a PMA application for approval prior to commercialization. Class III devices generally include life-sustaining, life-supporting, or implantable devices or devices without a known predicate technology already approved by the FDA.

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●

the FDA’s quality system regulation (“QSR”) that requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

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

We are registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA in 2009, 2011 and 2013, and two, three and zero observations, respectively, were noted during those inspections. In the latest FDA audit in 2013, there were no observations that involved a material violation of regulatory requirements, and no non-conformances were noted. Our responses to the observations noted in 2009 and 2011 were accepted by the FDA, and we believe that we are in substantial compliance with the QSR. BSI, our European Notified Body, inspected our facility several times between 2010 and 2015 and found zero non-conformances. BSI conducted four external audits in 2016 and zero non-conformances were found in all except for one audit, for which four minor non-conformances were found. In 2016, we joined the medical device-single audit program, or MDSAP that permits audits by our Notified Body to substitute for routine FDA inspections. Our Notified Body audit performed in January 2017 resulted in zero non-conformances and an unannounced audit in September 2019, noted only two minor non-conformances, that were addressed promptly and resolved. In 2019, 2020 and 2021, BSI conducted multiple routine audits including surveillance audit, a Microbiology audit, a MDSAP re-certification audit and an unannounced audit in September 2019. Our quality system has undergone more than 20 external audits by third-party and regulatory authorities since 2009. Most recently, we were audited in March 2022 as part of ISO 13485:2016 & MDSAP re-certification. The audit was conducted by BSI at the behest of the FDA. No major non-conformances were identified. Minor non-conformances identified in the audits have been addressed via Avinger’s CAPA system and are being reviewed by our notified body for closure. As of the date of this filing, we have no outstanding unresolved major non-conformances or findings pending with any regulatory body.

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

Medicare reimbursement for hospital outpatient PAD procedures that include atherectomy for 2023 ranged between approximately $10,000 to greater than $17,000. These amounts include the cost of disposable devices such as Ocelot and Pantheris. While reimbursement varies based on the type of procedure performed (e.g., angioplasty, stent or atherectomy), additional device-specific reimbursement is not available. The amount of reimbursement can vary substantially by geographical region and by facility. Payment rates of other third-party payors may follow Medicare rates, or they may be higher or lower, depending on their particular reimbursement methodology. Because of the wide variability, it is not possible to identify an average rate for third-party payors other than Medicare.

Human Capital

As of December 31, 2023, we had 72 employees, including 21 in manufacturing and operations, 28 in sales and marketing, 8 in research and development and clinical and regulatory affairs, 5 in quality assurance and 10 in finance, general administrative and executive administration. Of these 72 employees, 4 are part time employees.

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

Risk Factor Summary

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Business

●	significant fluctuations in our operating results, our history of net losses and ability to achieve profitability;

●	our ability to continue as a going concern;

●	risks and uncertainties arising from bankruptcy, if pursued

●	our ability to obtain additional capital on acceptable terms or at all and our significant levels of debt;

●

our ability to realize benefits from our license and collaboration agreements with Zylox-Tonbridge Medical Technology Co., Ltd. (“Zylox-Tonbridge”) or achieve the milestones related to the Zylox-Tonbridge collaboration;

●	our covenants and restrictions under and our ability to service our Loan Agreement with CRG;

●	the liquidation preferences of our Series E preferred stock and Series F preferred stock;

●	rights of warrant and preferred option holders in the event of a fundamental transaction,

●	our reliance on a limited number of products with a limited commercial history;

●	our reliance on sales professionals to market and sell our products and dependence on key employees;

●	our ability to demonstrate the benefits of our Lumivascular platform to physicians, hospitals, and patients and our ability to innovate successfully;

●	our competitors that have longer operating histories, more established products, and greater resources;

●	the potential for disruptions at our manufacturing facility;

●	our dependence on third-party vendors, including some single-source suppliers, to manufacture some of our components, coating, and sub-assemblies;

●	our intention not to devote significant resources in the near-term to market our Lumivascular platform internationally;

●	the possibility that we may acquire other companies or technologies, or be the target of strategic transactions;

●	Disruptions of our supply chain and operations could have a material adverse effect on our operating and financial results;

●	New product development for the coronary artery disease market carries great risk;

●

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations;

Risks Related to Our Use of Technology and Intellectual Property

●	our technology infrastructure and the potential of a cybersecurity incident or data breach;

●	any future intellectual property litigation or administrative proceedings;

●	any failure to adequately protect our intellection property rights and the assertion of patents held by third parties against us;

Regulatory and Litigation Risks

●	compliance with applicable laws and regulations and our ability to obtain necessary regulatory clearances and approvals;

●	certain limitations on our ability to market our current products in the United States;

●	the success and timing of our clinical trials;

●	our limited long-term data regarding the safety and efficacy of our Lumivascular platform products;

●	our suppliers’ compliance with the FDA’s QSR;

●	any product recalls on our Lumivascular products;

●	any changes in coverage and reimbursement for procedures using our Lumivascular products and any healthcare reform measures;

●	compliance with healthcare regulations, environmental laws and regulations;

●	regulations related to “conflict minerals” and any use, misuse, or off-label use of our products;

Risks Related to Our Organizational Structure

●	the volatility of our stock price;

●	our ability to meet guidance or expectations and receive coverage of our business by securities or industry analysts;

●	any sales of substantial numbers of shares of our common stock in the public market;

●	the possibility that Nasdaq may delist our securities from its exchange;

●	anti-takeover provisions in our amended and restated certificate of incorporation, bylaws, and Delaware law;

●	the forum selection clause in our amended and restated certificate of incorporation;

●	CRG’s and Zylox-Tonbridge’s ability to exert significant control over certain matters relating to our business;

●	the current number of authorized shares available for issuance; and

●	our dependence on our board of directors.

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

We have incurred significant losses in each period since our inception in 2007. We incurred net losses of $18.3 million in 2023 and $17.6 million in 2022. As of December 31, 2023, we had an accumulated deficit of approximately $420.7 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop our Lumivascular platform and acquire customers.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2023 financial statements, included in this Annual Report on Form 10-K, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

Under our Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at December 31, 2023 and December 31, 2022 are classified as current. In addition, we may not be able to generate sufficient liquidity or revenue to satisfy minimum liquidity and minimum revenue covenants under the Loan Agreement. If we fail to satisfy such requirements, we will be in default under the Loan Agreement and all outstanding amounts under the Loan Agreement will become immediately due.

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

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection, we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

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

On March 5, 2024, we entered into a financing as part of a broader strategic collaboration with Zylox-Tonbridge Medical Technology Co., Ltd. (“Zylox-Tonbridge”) in which we received an aggregate of $7.5 million before any commissions, legal and accounting fees, and other ancillary expenses. We believe that our cash and cash equivalents at December 31, 2023, together with the aforementioned financing, debt and other financing activities and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through the second quarter of 2024. Even though we received net proceeds of approximately $6.7 million from the sale of our Series D Convertible Preferred Stock in January 2022, $4.4 million from the sale of our common stock in August 2022, and $5.1 million from the sale of our common stock under our at-the-market program that we entered into on May 20, 2022, we will need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement under the Nasdaq Listing Rules. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders. Macroeconomic challenges and volatility in capital markets could further limit our ability to raise capital when needed on terms favorable to us, or at all. In addition, while we have been able to raise capital from the sale of shares under our at-the-market program, the limitations under instruction I.B.6 of Form S-3, as well as possible low volume of trading in our securities, will limit our ability to continue raising funds through such program.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our initial public offering (“IPO”), private offerings, strategic investment, and our follow-on public offerings of our securities. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure, (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

We have entered into a license agreement and related collaboration agreement with respect to the development and commercialization of certain of our products in the Greater China region. There can be no guarantee that such strategic partnership will be successful and we may not be able to capitalize on the market potential of our products in the Greater China region or realize other benefits from such arrangement.

In March 2024, we entered into a license agreement and collaboration agreement with Zylox-Tonbridge, pursuant to which we agreed to license and distribute certain of our products to Zylox-Tonbridge in the Greater China region, including mainland China, Hong Kong, Macao, and Taiwan (the “Territory”). Zylox-Tonbridge will lead all regulatory and commercialization activities for our products in the Territory. We have limited control over the amount and timing of resources that Zylox-Tonbridge will dedicate to such efforts and there can be no guarantee that Zylox-Tonbridge will be successful in obtaining required regulatory approvals or commercializing such products in the Territory. As a result, we may never realize any royalty payments under such license agreement.

In addition, as part of this strategic partnership, Zylox-Tonbridge agreed to invest $7.5 million to purchase shares of a new Series G convertible preferred stock, provided that the following milestones are achieved: (i) the successful registration and listing under 21 CFR part 807 with the FDA of Zylox-Tonbridge and one of its designated affiliates to manufacture our products, and (ii) us achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters, excluding any gross revenue achieved under the license agreement. There can be no guarantee that such milestones will be achieved and, therefore, we may never receive such additional investment.

Furthermore, the collaboration agreement we entered into with Zylox-Tonbridge contemplates that, after required regulatory approvals have been obtained, Zylox-Tonbridge will manufacture our products. There can be no guarantee that such regulatory approvals will be obtained and that Zylox-Tonbridge will be able to manufacture our products. Even if Zylox-Tonbridge is able to manufacture our products, there can be no guarantee that they will be able to do so at costs that will be advantageous to us.

We have a significant amount of debt, which may adversely affect our ability to operate our business and our financial position and our ability to secure additional financing in the future.

As of December 31, 2023, we had $14.3 million in principal, back-end fees and interest outstanding under the Loan Agreement, with CRG. Our significant amount of debt may:

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

In particular, the Loan Agreement, as most recently amended in March 2024, includes a covenant that we maintain a minimum of $3.5 million of cash and certain cash equivalents, which was temporarily reduced to a minimum of $1.0 million until April 1, 2024. Thereafter, we will be subject to the minimum liquidity requirement of $3.5 million. There can be no assurance as to our future compliance with the covenants under the Loan Agreement, as amended. We currently anticipate that, if we are unable to raise additional capital, our cash balance will fall below the required minimum of $3.5 million in the second quarter of 2024. If our cash balance falls below the required minimum and we are unable to negotiate a waiver or amendment to the Loan Agreement, we would be in default of our covenants under the Loan Agreement, which would adversely affect on our financial position and operations.

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

The Series E and Series F convertible preferred stock have a liquidation preference senior to our common stock, Series A-1 convertible preferred stock and Series B convertible preferred stock.

Our outstanding shares of Series E and Series F preferred stock have a liquidation preference that gets paid prior to any payment on our common stock (including shares issuable upon the exercise of our outstanding warrants) , Series A-1 and Series B preferred stock. The payment of the liquidation preferences could result in common stockholders, A-1 and Series E preferred stockholders and warrant holders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. This liquidation preference may increase over time based on the payment of dividends.

The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

We have outstanding shares of convertible preferred stock, some of which contain “full-ratchet” anti-dilution protection, which may cause significant dilution to our stockholders.

As of December 31, 2023, we had outstanding 1,279,928 shares of common stock. As of that date we had outstanding 1,920 shares of Series E convertible preferred stock convertible into an aggregate of 178,560 share of common stock, 85 shares of Series B convertible preferred stock convertible into an aggregate of 14,790 shares of common stock; and subsequent to December 31, 2023, we issued 10,000 shares of Series A-1 convertible preferred stock convertible into an aggregate of 2,729,258 shares of common stock and 7,224 shares of Series F convertible preferred stock convertible into an aggregate of approximately 1,971,616 shares of common stock. The issuance of shares of common stock upon the conversion of such shares of preferred stock would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock. The shares of Series B preferred stock contain a “full-ratchet” anti-dilution provision which, subject to limited exceptions, would reduce the conversion price of the Series B preferred stock (and increase the number of shares issuable) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at price per share lower than the conversion price then in effect. Our outstanding 85 shares of Series B preferred stock were convertible into 14,790 shares of common stock at a conversion price of $5.732 per share as of December 31, 2023.

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

Ocelot, Ocelot PIXL, Ocelot MVRX, Tigereye, Tigereye ST, Lightbox 3, Pantheris, Pantheris SV and Pantheris LV are our only products currently cleared for sale, and our current revenues are wholly dependent on them. In addition, the long-term viability of our company is largely dependent on the successful commercialization and continued development of the Pantheris product family and we expect that sales of our other current and future Lumivascular platform products in the United States will account for substantially all of our revenues for the foreseeable future. Accordingly, our success depends on the continued and growing acceptance and use of Lumivascular platform products by the medical community.

All of our products have a limited commercial history. For example, we received 510(k) clearance from the FDA to commercialize Pantheris in October 2015 as well as a separate FDA clearance to market enhanced versions of Pantheris in March 2016 and May 2018 and those versions of Pantheris became commercially available in the United States and select international markets promptly thereafter. Pantheris SV launched in July 2019 after having received FDA clearance in April 2019. Tigereye launched in October 2020 after having received FDA clearance in September 2020. Tigereye ST launched in September 2023 after having received FDA clearance in April 2023. Pantheris LV is currently in a limited launch phase after having received FDA clearance in June 2023.Our limited commercialization experience and number of approved products make it difficult to evaluate our current business and predict our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries.

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

In order to remain competitive, we must also continue to develop new product offerings and enhancements to our existing Lumivascular platform products. The market for medical devices in general, and in the PAD market in particular, is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. If we are unable to innovate successfully, our Lumivascular platform products could become obsolete, and our revenues would decline as our customers purchase our competitors’ products. In addition, our innovation efforts may not result in new products that generate additional revenue. For example, we believe that our next-generation Pantheris, Pantheris SV, Pantheris LV and any future iterations of these products are important to our future revenues, and we are devoting a significant portion of our resources to their continued development. However, we do not yet know whether these or any other new offerings will be well received and broadly accepted by physicians, and if so, whether sales will be sufficient for us to offset costs of development, implementation, support, operation, sales and marketing. Additionally, new products may subject us to additional risks of product performance, market adoption, customer complaints and litigation. If sales of our new product offerings are lower than we expect, fail to gain anticipated market acceptance or cause us to expend additional resources to fix unforeseen problems and develop modifications, our revenues and results of operations may not improve, and our business will be adversely affected.

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

We rely on third-party vendors to supply us with raw materials, as well as certain components and sub-assemblies used in the manufacture of our products. Our reliance on such third parties subjects us to a number of risks that could adversely affect our operations, including:

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;
●	delays in shipments resulting from slowdowns in manufacturing due to a pandemic or other causes, such as government restrictions on the movement of people and goods;
●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to consistently produce quality components;
●	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;
●	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;
●	difficulty identifying and qualifying alternative or additional suppliers for components in a timely manner;
●	inability of the manufacturer or supplier to comply with QSR as enforced by the FDA and state regulatory authorities;
●	inability to control the quality of products manufactured by third parties;
●	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and
●	delays in delivery by our suppliers due to changes in demand from us or their other customers.

The indirect and direct effects of the COVID-19 pandemic, including subsequent variants, and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, have historically adversely impacted and are in some ways expected to continue to adversely impact global supply chain, manufacturing, and logistics operations. Shipping and freight delays have also been increasing in response to port closures, port congestion, shipping container and ship shortages, and global conflicts. To the extent events such as another pandemic or other disruptive event results the worsening of manufacturing and shipping delays and constraints, our suppliers of raw materials and other components may have difficulty obtaining and providing the materials we require to manufacture our products, which could adversely affect our ability to acquire and maintain adequate inventory and meet demand for our products.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards, or NOLs, due to prior period losses of $357.7 million and $218.7 million, respectively, which if not utilized will begin to expire in 2027 for federal purposes and 2024 for state purposes. Out of the total Federal net operating loss carryforwards, $100.2 million were generated in years after December 31, 2017 and have no expiration. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that prior transactions with respect to our stock may have caused, and that future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could cause, an “ownership change.” A number of our common and preferred stock financings over the past year may affect our ability to use NOLs. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes, which could harm our profitability.

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

We have historically experienced a disruption in procedures using our products and in our operations as a result of the COVID-19 outbreak. Public health crises, including an outbreak of a contagious disease, such as COVID-19, particularly to the extent it becomes a pandemic like COVID-19, could significantly disrupt our business. The effects of such a public health crisis are difficult to predict, but may include a decrease in procedure volumes due to restrictions and guidelines implemented by facilities and governmental entities; reduced availability of physicians or lab space to treat patients using our products and/or different treatment prioritizations of those physicians; increased cost pressures and burdens on the overall healthcare infrastructure that result in reallocation of resources; changed treatment decisions by patients who may elect to defer or avoid treatment for procedures that use our products due to concerns about the potential spread of diseases in facilities; the suspension of clinical trial activity; restrictions on the ability of our personnel and personnel of our distribution partners and sales agents to travel and to access customers and medical facilities for sales activities, training and case support; delays in approvals by regulatory bodies; delays in product development efforts, which will also disrupt or delay our ability to launch affected products; reallocation of company resources from our strategic priorities; supply chain disruptions that limit, delay or prevent us from acquiring the components used to manufacture our products or ship those products once manufactured; disruptions in our relationships with our distributors and sales agents due to the impact of the outbreak on their operations; temporary closures of our facilities; loss of employee productivity; government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products; legal actions threatened or commenced against us by employees, customers or others who allege that our actions or inactions relating to safety measures led to their exposure to COVID-19 or other personal injury; and adverse impacts on the national and global economies.

The extent of pandemics such as COVID-19, may be further aggravated by the spread of new, more viral or deadly variants. Public health crises and pandemics, such as the outbreak of COVID-19, also affect the economy generally, which may affect our stock price, our ability to borrow or raise additional capital, and the funding of health systems that purchase our products, among other potential effects. The United States and world economies could enter into periods of sustained recession or depression, which could materially adversely affect our business. The total impact of these disruptions could have a material adverse impact on our financial condition and results of operations, we cannot predict the specific extent, or duration, of the impact of such an outbreak of a contagious disease or other public health crisis on our financial condition and results. Furthermore, the extent of a global impact from a pandemic cannot fully be known or quantified. The full extent to which a public health crisis will directly or indirectly impact our business and results will depend on future developments that are highly uncertain and difficult to predict. Finally, to the extent a public health crisis adversely affects our business, results and prospects, it may also have the effect of heightening many of the other risks described in this section.

Disruptions of supply chains could have a material adverse effect on our operating and financial results

Disruption of supply chains due to trade restrictions, political instability, severe weather, natural disasters, public health crises such as the COVID-19 pandemic, terrorism, product recalls, port closures, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products, or cause the demand for our products to decrease. Many industries, including our own, faced and continue to face supply chain challenges resulting from COVID-19 and other macroeconomic issues, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, labor shortages and other supply chain disruptions. For example, hospitals reported a shortage of an iodinated contract medium used in X-rays, radiography and CT scans due to Shanghai’s lockdowns during the COVID-19 pandemic. A shortage of such products could lead to a reduced number of surgeries and decrease the demand for our products.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. At that time, all of our cash and cash equivalents were held at Silicon Valley Bank and our access to such funds was limited until the United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of Silicon Valley Bank will have access to all of their money starting March 13, 2023. While we have regained access to our funds at Silicon Valley Bank, later acquired by First Citizens Bank, and are evaluating our banking relationships, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors may also adversely affect our ability to access our cash and cash equivalents at affected financial institutions.

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

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2023, we held 64 issued and allowed U.S. patents, 1 U.S. pending provisional application, 18 U.S. utility patent applications and 3 PCT applications pending. As of December 31, 2023, we also had 83 issued and allowed patents from outside of the United States. As of December 31, 2023, we had 22 pending patent applications outside of the United States, including in Australia, Canada, China, Europe, India, Japan and Mexico. Our patents and patent applications include claims covering key aspects of the design, manufacture and therapeutic use of OCT imaging catheters, occlusion-crossing catheters, atherectomy devices and our imaging console. Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property protection is incomplete, we are exposed to a greater risk of direct competition. In addition, competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Lumivascular platform, brand and business.

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

We have limited long-term data regarding the safety and efficacy of our Lumivascular platform products. Any long-term data that is generated by clinical trials involving our Lumivascular platform may not be positive or consistent with our short-term data, which would harm our ability to obtain clearance to market and sell our products.

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

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. During the year ended December 31, 2023, our common stock has closed as low as $2.61 and as high as $22.95 per share. We cannot predict the price at which our common stock will trade in the future and it may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results; developments generally affecting our industry; general economic, industry and market conditions; the depth and liquidity of the market for our common stock; investor perceptions of our business; reports by industry analysts; announcements by other market participants, including, among others, investors, our competitors, and our customers; regulatory action affecting our business; and the impact of other “Risk Factors” discussed in this Annual Report. In addition, changes in the trading price of our common stock may be inconsistent with our operating results and outlook. The volatility of the market price of our common stock may adversely affect investors’ ability to purchase or sell shares of our common stock.

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

On November 21, 2023, the Staff formally notified us that the Staff had determined that we were unable to demonstrate compliance with the Equity Requirement and that our securities would be delisted at the open of business on November 30, 2023, unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). On November 28, 2023, we requested and were granted a hearing before the Panel which took place on February 20, 2024. At the hearing, we presented a plan to regain and sustain compliance with the Equity Requirement and requested an extension to do so. On March 14, 2024, the results from the hearing were rendered in which we were granted an extension by the Panel. This extension stayed any further action by Nasdaq with respect to our continued listing until May 20, 2024.

We anticipate we will need to issue additional shares of capital stock through various other financing transactions in order to regain compliance with the Equity Requirement. However, we may not be successful in executing such transactions on terms favorable to us, or at all. In addition, there can be no guarantee that such efforts will succeed in helping us regain compliance with the Nasdaq Listing Rules. There can be no assurance that we will evidence compliance within the extension period that was granted by the Panel.

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

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. In addition, our Loan Agreement with CRG prohibits us from, among other things, paying any dividends or making any other distribution or payment on account of our common stock. The terms of our Series A preferred stock, Series B preferred stock and Series E preferred stock provide that we may not pay dividends on our common stock without concurrently declaring dividends on each. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if you sell our common stock after our stock price appreciates. For more information on restrictions governing our ability to pay dividends, see the section titled “Dividend Policy” below.

CRG has the ability to exert significant control over matters pursuant to the protective provisions therein as well as the covenants and other restrictions in the Loan Agreement.

Our Series E preferred stock has protective provisions that will require CRG to consent to certain significant Company events. For example, CRG’s consent would be necessary to create additional shares of Series E preferred stock, amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

Zylox-Tonbridge has the ability to exert significant control over our business due to their substantial interest in us, as well as their relationship with us through the license agreement and collaboration agreement previously entered into.

In connection with their entry into the license agreement and collaboration agreement, Zylox-Tonbridge purchased securities, including common stock and Series F preferred stock, from us representing approximately 19.9% of our outstanding voting power. If stockholder approval is obtained relating to the conversion of the Series F preferred stock, their ownership interest could represent up to 49.9% of our outstanding voting power. In addition, we are subject to a number of covenants and agreements under the license agreement and collaboration agreement, which could allow Zylox-Tonbridge to exercise influence over our business.

In addition, our Series F preferred stock has protective provisions that will require Zylox-Tonbridge to consent to certain significant Company events. For example, Zylox-Tonbridge’s consent would be necessary to create additional shares of Series F preferred stock, amend our organizational documents, or approve any merger, sale of assets, or other major corporate transaction. This consent requirement could delay or prevent any acquisition of our company on terms that other stockholders may desire, and may adversely affect the market price of our common stock.

Zylox-Tonbridge’s interests may conflict with your interests as a stockholder. Zylox-Tonbridge’s ability to influence our business could make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Zylox-Tonbridge and could discourage others from making tender offers, which could prevent stockholders from receiving a premium for their shares. As a result, the market price of our common stock may be affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

Risk Management and Strategy

Because it is essential to our operations and business strategy that our website, technology and network infrastructure remain secure, we have processes in place for assessing, identifying, and managing material risks from cybersecurity threats. We have integrated these processes into our cybersecurity risk management program.

The key processes, or components, of our cybersecurity risk management include:

●	conducting periodic risk assessments to assist in identifying cybersecurity threats or risks;

●	cybersecurity strategic roadmap;

●

security and IT infrastructure management team, responsible for managing our cybersecurity processes, implementing security applications and protocols, monitoring and executing security or network controls, and responding to incidents or threats;

●	cybersecurity training programs and cybersecurity awareness events for employees;

●	incident response plan, including assessing and monitoring potential cyber threats;

●	similar processes or applications to mitigate or manage cybersecurity risk from third-party service providers;

We sometimes engage external cybersecurity experts, or applications, to enhance our cybersecurity program. These serve to assist our internal cybersecurity team in mitigating cyber threats, in addition to monitoring and responding to potential cyber incidents.

Additional information regarding risks from cybersecurity threats is discussed in Part I, Item IA, “Risk Factors,” under the heading “If our technology infrastructure is compromised, damaged or interrupted by a cybersecurity incident, data security breach or other security problems, our operating results and financial condition could be adversely affected,” which should be read in conjunction with the information herein.

Governance

Cybersecurity risk management is an important priority integrated into our overall governance structure. Our Board of Directors oversees risks from cybersecurity threats and includes the involvement of the Audit Committee in the governance strategy.

Our IT security management team, led by certain key functional leaders in our organization, who reports quarterly in meetings to our Audit Committee and periodically to our Board of Directors regarding updates to our cybersecurity program and related risks. Topics in the meetings include discussion of the company-wide risks, protocols to mitigate such risks, and the progress of initiatives in the cybersecurity program. Specific cybersecurity briefing areas may include topics such as security, infrastructure, cybersecurity tooling/applications, and compliance.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of December 31, 2023 is 0.9 years.

On March 6, 2024, the Company entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration of November 30, 2024. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, the Company will be obligated to pay approximately $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. This amendment also provides an optional one year extension of the lease following the end of the current term, as amended.

We believe that our current facilities are adequate for our current and anticipated future needs through at least 2024.

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

HOLDERS OF RECORD

As of March 8, 2024, there were 1,586,434 shares of our common stock held by 128 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

DIVIDEND POLICY

Our Series A preferred stock carried an 8% cumulative dividend, which accumulated and was compounded annually. This cumulative dividend was payable in arrears on December 31 of each year, commencing with December 31, 2018, and at our option was payable in additional shares of Series A preferred stock. Our Series E preferred stock carries an 8% cumulative dividend, which accumulates and is compounded annually. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2024, and at our option is payable in additional shares of Series E preferred stock or cash.

On September 29, 2023, the Company entered into a Waiver Agreement with CRG, who hold all of the outstanding shares of the Company’s Series A and Series E preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series A and Series E preferred dividends for the year ending December 31, 2023. Such waived preferred dividends were not cumulative or accrued.

In connection with the strategic collaboration, on March 5, 2024, the Company entered into a securities purchase agreement with CRG to exchange all outstanding shares of its Series A preferred stock for 10,000 shares of Series A-1 preferred stock. The Series A-1 preferred stock does not accrue or pay dividends payable solely on the Series A-1 preferred stock.

On March 5, 2024, the Company entered into a stock purchase agreement which in part, resulted in the issuance of a newly authorized Series F convertible preferred stock. Our Series F convertible preferred stock carries a 5% cumulative dividend, which accumulates and is compounded annually until the third anniversary of their issuance date and 8% cumulative dividend, which accumulates and is compounded annually thereafter. This cumulative dividend is payable in arrears on December 31 of each year, commencing with December 31, 2024, and at our option is payable in additional shares of Series F convertible preferred stock or cash through the third anniversary of the issuance date and is payable in additional shares of Series F convertible preferred stock or cash at the option of the holder thereafter.

The terms of our Series B preferred stock, Series E preferred stock and Series F convertible preferred stock provide that we may not declare dividends on the common stock without concurrently declaring dividends on such series of preferred stock in an amount equal to that payable had they been converted to common stock prior to the dividend. We have issued a total of 19,076 shares of Series A preferred stock to pay the preferred dividend to the holder of Series A preferred stock through December 31, 2023. Other than the preferred dividend on Series A preferred stock, we have never declared or paid any cash dividends on any of our capital stock.

Except with respect to the Series E and Series F preferred stock’s cumulative dividends, we do not anticipate paying any dividends in the foreseeable future and currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our Loan Agreement with CRG prohibits us from paying any dividends or making any other distribution or payment on account of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2023 other than those transactions previously reported to the SEC on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

In June 2023, we received 510(k) clearance from the FDA for Pantheris Large Vessel (“LV”), a next generation image guided atherectomy system for the treatment of larger vessels, such as the superficial femoral artery (“SFA”) and popliteal arteries. Pantheris LV is a line extension of our Pantheris and Pantheris SV family of atherectomy products. This catheter offers higher speed plaque excision for efficient removal of challenging occlusive tissue and multiple features to streamline and simplify user-operation, including enhanced tissue packing and removal, a radiopaque gauge to measure volume of plaque excised during the procedure, and enhanced guidewire management. We initiated a limited launch of the Pantheris LV during the third quarter of 2023 and expect to expand to full commercial availability within the United States around mid-year 2024.

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

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We completed enrollment during 2023. Patient outcomes are being evaluated at thirty days, six months and one year following treatment. We expect this will bolster the application of Pantheris SV as a primary interventional tool to address below-the-knee lesions for which there are few available effective treatment options.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California, will be sufficient through at least 2024.

We generated revenues of $10.1 million in 2021, $8.3 million in 2022 and $7.7 million in 2023. Revenues during these years were tangentially affected by COVID-19 as hospitals continued to defer elective procedures in certain jurisdictions while increasing volume to accommodate previously deferred procedures in others, which among other things, created unpredictability in case volume. This unpredictability created more volatility in our revenues which continued to affect our business in the aforementioned years. The decline in revenue in 2022 and 2023 was primarily attributable to the adverse effects of staffing shortages, resource constraints on our customers as hospitals deferred elective procedures, and the impact of a very competitive market for talent on the retention of our commercial team.

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

On November 21, 2023, the Staff formally notified us that the Staff had determined that we were unable to demonstrate compliance with the Equity Requirement and that our securities would be delisted at the open of business on November 30, 2023, unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). On November 28, 2023, we requested and were granted a hearing before the Panel which took place on February 20, 2024. At the hearing, we presented a plan to regain and sustain compliance with the Equity Requirement and requested an extension to do so. On March 14, 2024, the results from the hearing were rendered in which we were granted an extension by the Panel. This extension stayed any further action by Nasdaq with respect to our continued listing until May 20, 2024.

We are taking definitive steps pursuant to our plan as presented to the Panel to ensure our compliance with the Equity Rule and all other applicable criteria for continued listing on Nasdaq. We have already undertaken certain actions such as converting outstanding indebtedness into equity, issuing additional shares of capital stock and obtaining waivers of dividends to holders of certain classes of our preferred stock for the year ended December 31, 2023. In March 2024, we also entered into a securities purchase agreement as part of a larger strategic partnership and collaboration transaction representing entry into a number of financing, licensing and other agreements (“Strategic Collaboration”) in which we received gross proceeds of $7.5 million and expect to receive another $7.5 million upon the successful completion of certain milestones, discussed in more detail below. This financing transaction was an integral part of the plan presented to the Panel.

We anticipate we will need to issue additional shares of capital stock through various other financing transactions in order to regain compliance with the Equity Requirement. However, we may not be successful in executing such transactions on terms favorable to us, or at all. In addition, there can be no guarantee that such efforts will succeed in helping us regain compliance with the Nasdaq Listing Rules. There can be no assurance that we will evidence compliance within the extension period that was granted by the Panel.

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

Strategic Collaboration

On March 4, 2024, we entered into a License and Distribution Agreement (the “License Agreement”) with Zylox-Tonbridge, pursuant to which we will license and distribute certain of our products (including consumables) in the Greater China region, including mainland China, Hong Kong, Macao, and Taiwan (the “Territory”). Zylox-Tonbridge will lead all regulatory activities for the registration of our products in the Territory. We will also license our intellectual property and know-how related to our products to Zylox-Tonbridge so that Zylox-Tonbridge can manufacture the localized products in the Territory. All sales of our products locally manufactured by Zylox-Tonbridge with regulatory approval by the regulatory authorities in the Territory and commercialized in the Territory will be royalty bearing to us at varying percentages depending on the amount of gross revenue and product gross margin.

In connection with the License Agreement, we also entered into a Strategic Cooperation and Framework Agreement with Zylox-Tonbridge (the “Collaboration Agreement” and, together with the License Agreement, the “Strategic Collaboration”), which provides the opportunity for us to access certain Zylox-Tonbridge peripheral vascular products for distribution in the U.S. and Germany. The agreement also provides the option for us to source finished goods inventory from Zylox-Tonbridge following registration of Zylox-Tonbridge’s manufacturing facility with the FDA.

Financing Agreements

On March 4, 2024, in connection with the Strategic Collaboration, we and Zylox-Tonbridge Medical Limited, a wholly-owned subsidiary of Zylox-Tonbridge (the “Purchaser”), entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Purchaser agreed to purchase, in two tranches, up to an aggregate of $15 million in shares of our common stock, par value $0.001 per share (the “Common Stock”), and shares of two new series of our preferred stock (the “Private Placement”). On March 5, 2024, (the “Initial Closing”), we issued to the Purchaser 75,327 shares of the Common Stock at a purchase price per share of $3.664 (the “Purchase Price”), and 7,224 shares of a newly authorized Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), at a purchase price per share of $1,000, for an aggregate purchase price of $7.5 million.

Each share of Series F Preferred Stock has a stated value of $1,000 and is initially convertible into approximately 273 shares of Common Stock at a conversion price equal to the Purchase Price, subject to the terms of the Certificate of Designation of Preferences, Rights, and Limitations of the Series F Preferred Stock (the “Series F Certificate of Designation”).

Upon completion of the following as mutually agreed upon by us and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture our products, and (ii) us achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue achieved by us under the License Agreement discussed above (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares our new Series G convertible preferred stock, par value $0.001 per share (the “Series G Preferred Stock”). Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of Common Stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the Common Stock on the date immediately preceding the Milestone Closing, and (z) the average of the closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20.

Our obligations to (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.99% of our outstanding common stock as of the date of the Purchase Agreement and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones are each subject to receipt of the approval of our stockholders as is necessary under the rules and regulations of Nasdaq (including, without limitation, Nasdaq Rule 5635(d)).

Series A Preferred Stock Exchange

In connection with the Strategic Collaboration and the Private Placement, on March 5, 2024, we entered into a Securities Purchase Agreement (the “A-1 Securities Purchase Agreement”) to exchange all outstanding shares of its Series A Preferred Stock for 10,000 shares of Series A-1 Preferred Stock (the “Exchange”). Among other things, the shares of Series A-1 Preferred Stock: (i) are convertible into an aggregate of approximately 2,729,257 shares of Common Stock at a conversion price equal to the Purchase Price, (ii) do not accrue or pay dividends payable solely on the Series A-1 Preferred Stock, (iii) will have no liquidation preference and (iv) will be junior in rank to shares of the our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock.

CRG Loan Amendment

In connection with the Strategic Collaboration and the Private Placement, we also agreed to enter into Amendment No. 9 to Loan Agreement effective as of the Initial Closing with CRG, which amends the Loan Agreement to, among other things: (i) extend the interest-only period through December 31, 2026; (ii) provide that interest payable through December 31, 2026 may be payable in kind rather than in cash; and (iii) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser.

Lease Extension

On March 6, 2024, we entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration of November 30, 2024. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, we will be obligated to pay approximately $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. This amendment also provides an optional one year extension of the lease following the end of the current term, as amended.

Financing

During the years ended December 31, 2023 and 2022, our net loss and comprehensive loss was $18.3 million and $17.6 million, respectively. We have not been profitable since inception, and as of December 31, 2023, our accumulated deficit was $420.7 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On February 14, 2018, we entered into a Series A preferred stock Purchase Agreement (the “Series A Purchase Agreement”) with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus the back-end fee and prepayment premium applicable thereto) under the Loan Agreement into a newly authorized Series A preferred stock. As discussed in the section of this report titled “Dividend Policy,” the holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at our option. The shares of Series A preferred stock have no voting rights and rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights with the exception of Series E preferred stock. In March 2024, all outstanding shares of Series A preferred stock were cancelled in exchange for the issuance of Series A-1 preferred stock. The Series A-1 preferred stock, which is immediately convertible, carries no liquidation preference or dividend rights.

We have entered into several amendments (collectively, the “Amendments”) to the Loan Agreement with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind (“PIK”), interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make our entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2028; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for all years; (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights, and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement).

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

On September 29, 2023, the Company entered into the Waiver Agreement with CRG, who hold all of the outstanding shares of the Company’s Series A and Series E preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series A and Series E preferred dividends for the year ending December 31, 2023. Such waived preferred dividends were not cumulative or accrued.

On January 26, 2024, we entered into Amendment No. 7 to the Loan Agreement with CRG, which reduces the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, we will be subject to the minimum liquidity requirement of $3.5 million.

As part of our Strategic Collaboration, we entered into Amendment No. 9 to the Loan Agreement with CRG, which amends the Loan Agreement to, among other things: (i) extend the interest-only period through December 31, 2026; (ii) provide that interest payable through December 31, 2026 may be payable in kind rather than in cash; and (iii) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser. In addition, we completed the Private Placement for gross proceeds, before expenses, of $7.5 million.

Components of our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2024 due to the introduction of our Tigereye ST and Pantheris LV products, investments in sales personnel and easing conditions involving hospital staffing and capacity issues. For the years ended December 31, 2023 and 2022, there was one customer that represented approximately 17% and 14% of revenues, respectively.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter and our ability to have product available in light of supply chain challenges. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients. Additionally, we believe hospital capacity and staffing issues have had and will continue to have an adverse effect on our ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products.

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

Results of Operations:

	Year Ended December 31,
	2023	2022
(in thousands)
Revenues	$7,652	$8,273
Cost of revenues	5,649	5,619
Gross profit	2,003	2,654
Gross margin	26%	32%

Operating expenses:
Research and development	4,540	4,390
Selling, general and administrative	14,098	14,221
Total operating expenses	18,638	18,611
Loss from operations	(16,635)	(15,957)
Interest expense, net	(1,719)	(1,665)
Other income (expense), net	34	(1)
Net loss and comprehensive loss	$(18,320)	$(17,623)

Comparison of Years Ended December 31, 2023 and 2022

Revenues.

Revenues decreased $0.6 million, or 8%, to $7.7 million during the year ended December 31, 2023. Our revenues reflect the fluctuating demand partially due to the adverse impacts of hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced and expect that we will continue to experience attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the year ended December 31, 2023.

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

Cost of Revenues and Gross Margin.

Cost of revenues increased less than $0.1 million, or 1%, to $5.6 million during the year ended December 31, 2023. This increase was primarily attributable fluctuations in labor costs and inventory production, increased material costs and other ancillary expenditures, partially offset by the decline in revenues. Stock-based compensation expense within cost of revenues totaled $134,000 and $18,000 for the years ended December 31, 2023 and 2022, respectively.

Gross margin for the year ended December 31, 2023 decreased to 26% compared to 32% in the prior year. There are significant amounts of overhead costs, specifically in the form of labor, associated with manufacturing and production of inventory embedded in cost of revenues that will typically fluctuate due to the levels of inventory being produced, production schedule changes, lead times and other factors. The decrease in gross margin was primarily due to the decrease in revenues which resulted in a decline in economies of scale.

Research and Development Expenses.

R&D expenses increased $0.2 million or 3%, to $4.5 million during the year ended December 31, 2023. The increase is primarily due to the ongoing product development of our coronary device program, partially offset by the completion of our development efforts of Tigereye ST and Pantheris LV. Stock-based compensation expense within R&D totaled $200,000 and $37,000 for the years ended December 31, 2023 and 2022, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expenses decreased $0.1 million, or 1%, to $14.1 million during the year ended December 31, 2023. This decrease was primarily attributable to decreases in sales personnel costs resulting from the decline in revenues, decreases in third-party professional services and other ancillary expenses, which were partially offset by increases in certain variable compensation. Stock-based compensation expense within SG&A totaled $606,000 and $72,000 for the years ended December 31, 2023 and 2022, respectively. We expect SG&A expense to increase during 2024 largely due to investments made to increase the number of sales personnel deployed within the United States and increases in variable compensation related to fluctuations in revenues.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest expense remained flat compared to the prior year which resulted from increases in interest income due to the recent rising money market interest rates, offset by the higher CRG loan balance from PIK interest being compounded.

Other Income (Expense), Net.

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other income, net for the year ended December 31, 2023 remained relatively flat in comparison to the year ended December 31, 2022 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $5.3 million and an accumulated deficit of $420.7 million, compared to cash and cash equivalents of $14.6 million and an accumulated deficit of $402.4 million as of December 31, 2022. On March 5, 2024, we entered into a financing as part of a broader strategic collaboration with Zylox-Tonbridge in which we received an aggregate of $7.5 million before any commissions, legal and accounting fees, and other ancillary expenses. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $5.3 million at December 31, 2023, together with proceeds from the aforementioned March 2024 financing, and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through at least the second quarter of 2024.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our at the market program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We will need to raise additional capital through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement of the Nasdaq Listing Rules. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. Our financial statements for the year ended December 31, 2023 do not include any adjustments that might result from the outcome of this uncertainty.

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

At The Market Offering Agreement

On May 20, 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to our shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, we sold 39,048 shares of common stock pursuant to the ATM Agreement at an average price of $25.08 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, we suspended sales under the ATM Agreement. On March 17, 2023, we reactivated the ATM Agreement. During the year ended December 31, 2023, we sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $0.2 million was paid in the form of commissions to the Agent. While we may attempt additional sales in the future, there can be no assurance that we will be successful in acquiring additional funding through these means.

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

As a result, in the Registered Direct offering, we issued (i) 46,667 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 52,268 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, we issued pre-funded warrants to purchase up to an aggregate of 91,324 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). As of December 31, 2023, all the Private Placement Pre-Funded Warrants were exercised leaving none outstanding.

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

March 2024 Financing

In connection with our the Strategic Collaboration, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Zylox-Tonbridge Medical Limited, a wholly-owned subsidiary of Zylox-Tonbridge (the “Purchaser”), pursuant to which the Purchaser agreed to purchase, in two tranches, up to an aggregate of $15 million in shares of our common stock, par value $0.001 per share (the “Common Stock”), and shares of two new series of our preferred stock (the “Private Placement”). On March 5, 2024, (the “Initial Closing”), we issued to the Purchaser 75,327 shares of the Common Stock at a purchase price per share of $3.664 (the “Purchase Price”), and 7,224 shares of a newly authorized Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), for an aggregate purchase price of $7.5 million. Each share of Series F Preferred Stock has a stated value of $1,000 and is initially convertible into approximately 273 shares of Common Stock at a conversion price equal to the Purchase Price, subject to the terms of the Certificate of Designation of Preferences, Rights, and Limitations of the Series F Preferred Stock (the “Series F Certificate of Designation”).

Upon completion of the following as mutually agreed upon us and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture our products, and (ii) our achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue related to sales of our products to Zylox-Tonbridge (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares our new Series G convertible preferred stock, par value $0.001 per share (the “Series G Preferred Stock”). Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of Common Stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the Common Stock on the date immediately preceding the Milestone Closing, and (z) the average of the closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20. There can be no guarantee that such Milestone Closing will occur.

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of December 31, 2023, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,138	$—	$—	$—	$1,138
CRG Loan (2)	7,827	9,113	—	—	16,940
Noncancelable purchase commitments (3)	349	190	—	—	539
	$9,314	$9,303	$—	$—	$18,617

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. As of December 31, 2023, the lease was to expire on November 30, 2024. On March 6, 2024, we entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration of November 30, 2024. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, we will be obligated to pay approximately $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. These base payments resulting from the lease extension are not reflected in the contractual obligations within the table above.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of December 31, 2023, is $14.3 million. The contractual obligation in the table above of $16.9 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted. Refer to Item 8, Financial Statements and Supplementary Data, Note 7 for additional details. On March 4, 2024, we entered into Amendment No. 9 to the Loan Agreement with CRG, which amends the Loan Agreement to, among other things: (i) extend the interest-only period through December 31, 2026 and (ii) provide that interest payable through December 31, 2026 may be payable in kind rather than in cash. The changes resulting from this amendment are not reflected in the contractual obligations within the table above.

(3)	Noncancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

CRG Loan

We have entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments for through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2028; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for all years; (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights, and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement). The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of December 31, 2023, is $14.3 million. However, upon maturity of the obligations under the Loan Agreement in December 2025, we will be obligated to pay $16.9 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2025 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at December 31, 2023 and 2022 is classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Item 8, Financial Statements and Supplementary Data, Note 7 for additional details.

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

On January 26, 2024, we entered into Amendment No. 7 to the Loan Agreement with CRG, which reduces the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, we will be subject to the minimum liquidity requirement of $3.5 million.

As part of our Strategic Collaboration, we entered into Amendment No. 9 to the Loan Agreement with CRG, which amends the Loan Agreement to, among other things: (i) extend the interest-only period through December 31, 2026; (ii) provide that interest payable through December 31, 2026 may be payable in kind rather than in cash; and (iii) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser.

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

The lease will expire on November 30, 2024. We are obligated to pay a total approximately $5.8 million in base rent payments through November 2024, which began on December 1, 2019. The weighted average remaining lease term as of December 31, 2023 is 0.9 years.

On March 6, 2024, we entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration of November 30, 2024. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, we will be obligated to pay approximately $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. This amendment also provides an optional one year extension of the lease following the end of the current term, as amended.

Cash Flows:

	Year Ended December 31,
	2023	2022
(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,432)	$(16,760)
Investing activities	(8)	(51)
Financing activities	5,112	11,917
Net change in cash and cash equivalents	$(9,328)	$(4,894)

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $14.4 million, consisting primarily of a net loss of $18.3 million, partially offset by non-cash charges of $3.7 million and a decrease in net operating assets of $0.2 million. Non-cash charges largely related to non-cash interest expense of $2.0 million, excess and obsolete charges related to inventory of $0.4 million, depreciation of $0.3 million and stock-based compensation of $0.9 million. The decrease in net operating assets was primarily due an increase in accrued compensation as certain variable compensation continued to accrue, a large portion of which was reclassified from other long-term liabilities as it became due within less than one year. Other decreases in net operating assets resulted from an increase in accounts payable and accrued expenses and other current liabilities due to timing of payments and timing of the incurrence of expenditures. This was largely offset by investments in inventory, which include components and labor, in anticipation of (i) forecasted demand in light of extended lead times and (ii) building inventory in anticipation of the commercial needs following the product launch of Tigereye ST in the second half of 2023 and the anticipated full commercial launch of Pantheris LV around mid-year 2024.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during both the years ended December 31, 2023 and 2022 consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 of $5.1 million relates to proceeds of approximately $5.1 million from the sale of common stock pursuant to the ATM Agreement, net of commissions and various issuance costs.

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

Revenue Recognition

The Company’s revenues are derived from (1) sale of Lightbox consoles, (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts and maintenance. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For all sales, the Company uses either a signed agreement, a binding purchase order or other written documentation as evidence of an arrangement. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.

Lightbox console sales: Provided all other criteria for revenue recognition have been met, the Company recognizes revenue for Lightbox console sales directly to end customers when delivery and acceptance occurs, which is defined as receipt by the Company of an executed form that the installation process is complete. If installation is not required, as is the case with the Lightbox 3, recognition occurs upon the completion of delivery pursuant to the stated delivery terms.

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

For sales of disposables through distributors, the Company recognizes revenue when control of the product transfers from the Company to the distributor. The distributors are responsible for all statutory obligations, marketing, sales, training and warranty in their respective territories. The standard terms and conditions contained in the Company’s distribution agreements do not provide price protection or stock rotation rights to any of its distributors. In addition, its distributor agreements do not allow the distributor to return or exchange products, and the distributor is obligated to pay the Company upon invoice regardless of its ability to resell the product.

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

Critical estimates. To the extent that management determines there are excess or obsolete inventory, management adjusts the carrying value to estimated net realizable value. When quantities on hand exceed sales forecasts, a write-down is recorded for such excess inventories along with a corresponding charge to cost of revenues.

Assumptions and judgment. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Specifically, the future demand is derived based on our historical experience, from discussion with users of our products and general market conditions. This evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory.

Impact if actual results differ from assumptions. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded.

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

Credit Risk

As of December 31, 2023, our cash and cash equivalents were maintained largely with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable, whereas at December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2023 and 2022, there was one customer that represented approximately 17% and 14% of revenues, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our business affairs are managed under the direction of our board of directors, which is currently composed of five members.  The board of directors has determined that three of our directors are independent within the meaning of the listing standards of The Nasdaq Stock Market, or Nasdaq.  Our board of directors is divided into three staggered classes of directors.  At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of March 1, 2024 and certain other information for each of the directors with terms expiring at the 2024 annual meeting of stockholders (the “Annual Meeting”) (who are also nominees for election as a director at the Annual Meeting) and for each of the continuing members of our board of directors:

	Class	Age	Position	Director Since	Current Term Expires
Directors
James G. Cullen(1)(2)(3)	III	81	Director and Chairman of the Board of Directors	2014	2024
Tamara N. Elias(1)(2)(3)	III	52	Director	2019	2024
Jeffrey M. Soinski	I	62	President, Chief Executive Officer and Director	2014	2025
James B. McElwee(1)(2)(3)	II	72	Director	2011	2026
Jonathon Zhong Zhao	II	57	Director	2024	2026

(1)	Member of our audit committee
(2)	Member of our compensation committee
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

Jonathon Zhong Zhao, Ph.D., has served as a member of our board of directors since March 2024. Dr. Zhao has served as Chairman and Chief Executive Officer of Zylox-Tonbridge Medical Technology Co., Ltd. since its founding in November 2012. Dr. Zhao has 25 years of experience in the pharmaceutical and medical device industries. Prior to founding Zylox-Tonbridge, Dr. Zhao served as a principal scientist and research fellow at Cordis Corporation from July 2002 to August 2011, focusing on drug device combination product developments. Earlier in his career, Dr. Zhao served as an associate director and scientist at Guilford Pharmaceuticals, Inc. Dr. Zhao holds a bachelor’s degree in polymer chemistry and synthesis from Sichuan University in the People’s Republic of China and a Ph.D. degree in biomedical engineering from The Johns Hopkins University School of Medicine in the United States.

We believe Dr. Zhao is qualified to serve as a member of our board of directors because of his extensive experience in the medical device and pharmaceutical industry and his leadership of a large public medical device company.

Executive Officers

The following table identifies certain information about our executive officers as of March 1, 2024.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Each of our executive officers serves at the discretion of our board of directors and holds office until his successor is duly elected and qualified or until his earlier resignation or removal.  There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Jeffrey M. Soinski	62	President, Chief Executive Officer and Director
Himanshu N. Patel	64	Chief Technology Officer
Nabeel Subainati	40	Vice President, Finance, Principal Financial Officer and Principal Accounting Officer

For a brief biography of Mr. Soinski, please see the section above titled “Directors.”

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

Board Meetings and Committees

During our fiscal year ended December 31, 2023, our board of directors held 8 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.  All of our directors who were directors at the time attended our 2023 annual meeting of stockholders telephonically.

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

All audit and non-audit services must be approved in advance by the audit committee.  Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our audit committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2023, our audit committee held five meetings.

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

Our Chief Executive Officer and Principal Financial Officer make compensation recommendations for our other executive officers and initially propose the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the compensation committee.  From time to time, the compensation committee may use outside compensation consultants to assist it in analyzing our compensation programs and in determining appropriate levels of compensation and benefits.  For example, we have periodically engaged Radford, a business unit of Aon Hewitt, to help develop our compensation philosophy, select a group of peer companies to use for compensation benchmarking purposes and advise on cash and equity compensation levels for our directors, executives and other employees based on current market practices.  We did not use any compensation consultants during our year ended December 31, 2022. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards.  A copy of the charter of our compensation committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2023, our compensation committee held four meetings.

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable Nasdaq listing standards.  A copy of the charter of our nominating and corporate governance committee is available on our website at www.avinger.com under “Investors–Governance.” During our fiscal year ended December 31, 2023, our nominating and corporate governance committee held one meeting.

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

Under our amended and restated bylaws, stockholders may also nominate candidates for our board of directors. Any nomination must comply with the requirements set forth in our amended and restated bylaws and should be sent in writing to our Secretary at 400 Chesapeake Drive, Redwood City, California 94063. To be timely for our 2024 annual meeting of stockholders, our Secretary must receive the nomination no earlier than September 13, 2024 and no later than October 13, 2024.

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

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our Chief Executive Officer and our two other most highly compensated executive officers in our fiscal years ended December 31, 2023 and 2022.  The individuals listed in the table below are our named executive officers for our fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey M. Soinski	2023	400,000	-	307,500	-	216,795	-	924,295
President and Chief Executive Officer	2022	400,000	-	-	-	205,155	-	605,155
Himanshu Patel	2023	300,000	-	184,500	-	130,077	-	614,577
Chief Technology Officer	2022	300,000	-	-	-	123,093	-	423,093
Nabeel P. Subainati	2023	270,000	-	104,500	-	77,584	-	452,084
Principal Financial and Accounting Officer	2022	247,500	-	-	-	48,349	-	295,849

(1)

The amounts reported represent the aggregate grant-date fair value of the restricted stock awards awarded to the named executive officer in 2023 and 2022, calculated in accordance with ASC Topic 718.  Such grant-date fair value does not take into account any estimated forfeitures related to service-vesting conditions.  The assumptions used in calculating the grant-date fair value of the restricted stock awards reported in this column are set forth in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”

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

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers at December 31, 2023.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)(4)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Name	Grant Date	Exercisable (3)	Unexercisable
Jeffrey M. Soinski	12/31/2014(1)(6)	4	—	540,000	12/31/2024	—	—
	1/18/2023(2) (7)	—	—	—	—	16,666	45,165

Himanshu Patel	12/31/2014(1)(6)	1	—	540,000	12/31/2024	—	—
	1/18/2023(2) (7)	—	—	—	—	10,000	27,100

Nabeel Subainati (8)	1/6/2020(2) (7)	—	—	—	—	417	452

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
(5)

This column represents the market value of the unvested shares of our common stock underlying the RSAs as of December 31, 2023, based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, of $2.71 per share.

(6)

25% of the shares of our common stock subject to this option vested on the one year anniversary of the grant date, and the balance vests in 36 successive equal monthly installments, subject to continued service through each such vesting date.

(7)

50% of the shares of our common stock subject to this stock award vests on the one year anniversary of the grant date, and the balance vests on the following year anniversary date, subject to continued service through each such vesting date.

(8)	Mr. Subainati has been designated as Principal Financial Officer and Principal Accounting Officer effective as of July 21, 2022.

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

Retention Bonuses

On March 9, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company determined to provide certain incentive payments (the “Retention Bonuses”) to certain full-time executive officers and vice presidents of the Company, including Jeffrey M. Soinski, and Himanshu Patel, who serve as the Company’s Chief Executive Officer and Chief Technology Officer, respectively (the “Bonus Officers”), based on certain performance goals. The Retention Bonus consists of incentive payments in an amount equal to 100% of such Bonus Officer’s annual salary as of December 31, 2023, 50% of which will be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2023, and 50% to be paid if such Bonus Officer is in good standing in their service at the Company on December 31, 2024 (each, a “Retention Bonus Payment”). The Retention Bonus Payments may be paid in cash or equity, or a combination of both, as determined by the Committee. In addition, the Retention Bonus Payments shall accelerate in the event of a Change in Control, as defined in the Company’s Amended and Restated 2015 Equity Incentive Plan, provided that the Bonus Officer remains in his or her respective position through such Change in Control. Each Retention Bonus Payment shall be increased in the event that the price of the common stock of the Company is above $900.00 (subject to adjustment for any stock splits, reverse stock splits, or similar transactions) as of the date of such Retention Bonus Payment, according to the schedule below:

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

In satisfaction of these retention bonus payment obligations for a number of employees, we paid a total of $0.9 million in the form of RSAs on January 16, 2024. Pursuant to the retention bonus terms as approved by the Committee, we may elect to pay these incentive payments in either cash or equity, or a combination of both. On January 11, 2024, the Committee approved the aforementioned payment in the form of RSAs.

Specifically, we granted a total of 317,314 shares of RSAs which vested immediately upon grant. To satisfy all associated income and other statutory tax obligations on behalf of the various employees, we employed a withhold-to-cover payment method. Consequently, 123,285 RSA shares were withheld resulting in a net issuance of common shares to employees totaling 194,029. We measured the fair value of RSAs using the closing stock price of a share of the Company’s common stock of $2.70 on the day of grant.

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

Election to Receive RSUs or RSAs in Lieu of Cash Payments.  All non-employee directors may elect to convert a Retainer Cash Payment into RSUs or RSAs, or Retainer RSAs, with a grant date fair value equal to the applicable Retainer Cash Payment.  Each Retainer RSA will be granted on the date that the applicable Retainer Cash Payment was scheduled to be paid, and all of the shares underlying the Retainer RSAs will vest and become exercisable six months from the date of grant, subject to continued service as a director through the applicable vesting date.  The Retainer RSAs will be subject to certain terms and conditions as described below under the section titled “Director Compensation—Equity Compensation.”

Elections to convert a Retainer Cash Payment into a Retainer RSA must generally be made on or prior to December 31 of the year prior to the year in which the Retainer Cash Payment is scheduled to be paid, or such earlier deadline as is established by our board of directors or compensation committee.  A newly appointed non-employee director will be permitted to elect to convert Retainer Cash Payments payable in the same calendar year into Retainer RSAs, provided that such election is made prior to the date the individual becomes a non-employee director.

Equity Compensation.  Nondiscretionary, automatic grants of RSUs or RSAs (collectively referred to as “RSAs”) will be made to our non-employee directors.

●

Initial Grant.  Generally, each person who first becomes a non-employee director will be granted RSAs having a grant date fair value equal to $115,000, or the Initial Grant.  The Initial Grant will typically be granted on the date of the first meeting of our board of directors or compensation committee occurring on or after the date on which the individual first became a non-employee director.  The Initial Grant will vest and become exercisable as to one thirty-sixth (1/36th) of the shares subject to such Initial Grant on each monthly anniversary of the commencement of the non-employee director’s service as a director, subject to the continued service as a director through the applicable vesting date.

●

Annual Grant.  Once each calendar year, on the same date that our board of directors grants annual equity awards to our senior executives, each non-employee director will be granted RSAs having a grant date fair value equal to $75,000, or the Annual Grant.  All of the shares underlying the Annual Grant will vest and become exercisable one year from the date of grant, subject to continued service as a director through the applicable vesting date.

The grant date fair value is the closing sales price for the Company’s common stock (or the closing bid, if no sales were reported) as quoted on such exchange or system on the date such award is granted.

Any RSAs granted under our outside director compensation policy will fully vest and become exercisable in the event of a change in control, as defined in our 2015 Plan, provided that the holder remains a director through such change in control.  Further, our 2015 Plan provides that in the event of a merger or change in control, as defined in our 2015 Plan, each outstanding equity award granted under our 2015 Plan that is held by a non-employee director will fully vest, all restrictions on the shares subject to such award will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable, provided such optionee remains a director through such merger or change in control.

Compensation for Fiscal Year 2023

The following table sets forth a summary of the compensation received by our non-employee directors who received compensation during our fiscal year ended December 31, 2023:

Name	Fees earned or	Option awards(1)	Stock	Total
	paid in cash		awards(2)
James G. Cullen	$92,500	$-	$75,000	$167,500
James B. McElwee	65,000	-	75,000	140,000
Tamara Elias	62,500	-	75,000	137,500

(1)	As of December 31, 2023, Mr. Cullen had outstanding options to purchase a total of 10 shares of our common stock.
(2)	All non-employee directors that were directors at the time of grant received an Annual RSA grant on January 11, 2024 for the prior fiscal year ended December 31, 2023.

Directors who are also our employees receive no additional compensation for their service as directors.  During 2023, Jeffrey M. Soinski, our President, Chief Executive Officer and a director, was also our employee.  See the section titled “Summary Compensation Table” below for additional information about the compensation for Mr. Soinski.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders.  The following table provides information as of December 31, 2023, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Restricted Stock Units and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	90,205	$183,340.00	24,890

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 1, 2024 for:

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

Applicable percentage ownership is based on 1,511,107 shares of our common stock outstanding as of March 1, 2024. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options, restricted stock awards (“RSAs”) or RSUs held by the person that are currently exercisable, exercisable or vests within 60 days of March 1, 2024.  However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Avinger, Inc., 400 Chesapeake Drive, Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Named Executive Officers and Director:

Jeffrey M. Soinski(1)	58,959	3.8%
Himanshu Patel(2)	49,995	3.2%
Nabeel Subainati(3)	4,551	0.3%
James G. Cullen(4)	29,905	1.9%
James B. McElwee(5)	29,895	1.9%
Tamara N. Elias(6)	29,962	1.9%
All executive officers, directors and director nominees as a group (6 individuals)(7)	203,267	11.9%

5% or More Beneficial Owners:

CRG Partners III L.P (8)	150,545	9.9%

*	Represents ownership of less than 1%
(1)

Consists of (i) 50,622 shares of common stock held of record by Mr. Soinski, (ii) 4 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2024, and (iii) 8,333 shares of common stock underlying RSAs, none of which vests within 60 days of March 1, 2024, but currently include voting rights equivalent to common stock.

(2)

Consists of (i) 36,277 shares of common stock held of record by Mr. Patel, (ii) warrants to purchase 17 shares of common stock, (iii) 1 share of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2024, (iv) 8,700 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock and (v) 5,000 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2024, but that currently include voting rights equivalent to common stock.

(3)

Consists of (i) 1,718 shares of common stock held of record by Mr. Subainati and (ii) 2,833 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2024, but that currently include voting rights equivalent to common stock.

(4)

Consists of (i) 4,298 shares of common stock held of record by 2000 James Cullen Generation Skipping Family Trust, (ii) 10 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2024, and (iii) 25,597 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2024, but that currently include voting rights equivalent to common stock. Mr. Cullen has sole voting and dispositive power with respect to shares held by James Cullen Generation Skipping Family Trust.  Mr. Cullen does not have a pecuniary interest in the James Cullen Generation Skipping Family Trust.

(5)

Consists of (i) 4,298 shares of common stock held of record by Mr. McElwee, and (ii) 25,597 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2024, but that currently include voting rights equivalent to common stock.

(6)

Consists of (i) 4,365 shares of common stock held of record by Mrs. Elias, and (ii) 25,597 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2024, but that currently include voting rights equivalent to common stock.

(7)

Consists of (i) 101,578 shares of common stock, (ii) warrants to purchase 17 shares of common stock, (iii) 15 shares of common stock issuable upon exercise of options exercisable or vesting of RSUs within 60 days of March 1, 2024, (iv) 8,700 shares of common stock that are issuable upon the conversion of shares of Series B preferred stock that are immediately convertible to common stock and (v) 92,957 shares of common stock underlying RSAs, none of which vest within 60 days of March 1, 2024, but that currently include voting rights equivalent to common stock.

(8)

As reported in the Schedule 13G/A filed with the SEC on March 15, 2024. Consists of shares of common stock issuable upon conversion of shares of Series A-1 Convertible Preferred Stock and Series E Convertible Preferred Stock. The share numbers above represent the maximum number of shares of common stock issuable upon the conversion of CRG’s preferred stock pursuant to the Certificate of Designation for the Series A-1 Convertible Preferred Stock and the Certificate of Designation for the Series E Convertible Preferred Stock as a result of the blocker provision of the Certificates of Designation described in the following sentence. Nathan D. Hukill, CR Group L.P., CRG Partners III L.P., CRG Partners III Parallel Fund “A” L.P., CRG Partners III (Cayman) Unlev AIV I L.P., CRG Partners III (Cayman) Lev AIV I L.P., and CRG Partners III Parallel Fund “B” (Cayman) L.P. have shared voting and dispositive power over the reported shares. The address of CRG is 400 Chesapeake Drive, Redwood City, CA 94063.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We describe below transactions and series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

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

Employment and Indemnification Agreements

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

Transactions with CRG

As described elsewhere in this Annual Report on Form 10-K, we have entered into various transactions with CRG. On August 2, 2023, CRG became a beneficial holder of greater than 5% of our outstanding common stock. As a result, the ongoing CRG agreements and transactions entered into at the time of the Zylox-Tonbridge private placement are considered related party transactions including the following:

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

The Company has entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind (“PIK”), interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments for through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenants for all years (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement).

On January 26, 2024, the Company entered into Amendment No. 7 to the Loan Agreement with CRG, which reduces the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, the Company will be subject to the minimum liquidity requirement of $3.5 million.

On March 5, 2024, the Company entered into Amendment No. 9 to the Loan Agreement with CRG, which (1) extended the interest-only period through December 31, 2026; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind (“PIK”), interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments for through December 31, 2026 so long as no Default has occurred and is continuing; and (4) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser, as defined in Footnote 14. Refer therein for details.

Under the amended Loan Agreement, no cash payments for either principal or interest are required until the first quarter of 2027. The interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2027, the Company will be required to make quarterly principal payments (in addition to the interest) of $2.4 million with total principal payments of $9.4 million in 2027 and $9.4 million in 2028. The maturity date of the Loan (as defined in the Loan Agreement) is December 31, 2028.

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

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the amended Loan Agreement included a covenant that the Company maintain a minimum of $3.5 million of cash and certain cash equivalents. The minimum liquidity requirement was temporarily reduced to $1.0 million until April 1, 2024. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain “Events of Default” set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a “Material Adverse Change” thereunder.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us for the years ended December 31, 2023 and 2022 by
Moss Adams, as applicable.  All fees below were approved by our Audit Committee.

Year ending December 31,	2023	2022
Audit fees(1)(2)	$513,950	$454,515
Tax fees(3)	34,900	36,250
Total	$548,850	$490,765

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

(2)	For the years ended December 31, 2023 and 2022, audit fees also include fees related to our public offerings and review of documents filed with the SEC of $104,450 and $72,315, respectively.
(3)	For the year ended December 31, 2023, tax fees were comprised of compilation and filing activities relating to federal and state income tax returns, and consultations relating to general tax matters.

Auditor Independence

In our fiscal year ended December 31, 2023, there were no other professional services provided by Moss Adams that would have required our audit committee to consider their compatibility with maintaining the independence of Moss Adams.

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

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto. Financial statement schedules relating to the allowance for doubtful accounts receivable and for sales returns follows (in thousands):

Description	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Fiscal year ended 2022	$6	$70	$3	$73
Fiscal year ended 2023	$73	$17	$49	$41

	Balance at Beginning of Year	Charged to costs and expenses	Write offs	Balance at End of Year
Allowance for sales returns:
Fiscal year ended 2022	$20	$—	$5	$15
Fiscal year ended 2023	$15	$1	$—	$16

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 6, 2015).
3.2	Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 6, 2015).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 2, 2018).
3.4

Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on February 12, 2018).

3.5

Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 13, 2018).

3.6

Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-Kfiled on November 6, 2018).

3.7

Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 6, 2018).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Avinger, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2019).
3.9	Amendment to the Amended and Restated Bylaws of Avinger, Inc., dated as of October 27, 2021 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 29, 2021).
3.10

Avinger, Inc. Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 18, 2022).

3.11

Certificate of Amendment to the Restated Certificate of Incorporation Avinger, Inc. dated March 11, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 14, 2022).

3.12

Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, as filed on December 22, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 23, 2022).

3.13

Avinger, Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 4, 2023).

3.14

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Avinger, Inc., dated September 11, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 12, 2023).

3.15

Certificate of Designation of Preferences, Rights, and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 7, 2024).

3.16

Certificate of Designation of Preferences, Rights, and Limitations of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 7, 2024).

3.17

Certificate of Amendment to the Certificate of Designation of Preferences, Rights, and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed March 7, 2024).

4.1	Specimen Common Stock certificate of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 19, 2018).
4.2	Specimen Series 1/2 warrant of the registrant (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 13, 2018).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to our Registration Statement on Form S-1 filed on October 19, 2018).
4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K filed on March 6, 2020).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit .1 to our Current Report on Form 8-K filed on January 12, 2022).
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 12, 2022).
4.7	Form of Pre-Funded Common Stock Purchase Warrant - Registered Direct Offering (August 2022) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 8, 2022).

4.8	Form of Pre-Funded Common Stock Purchase Warrant - Private Placement Offering (August 2022) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 8, 2022).
4.9	Form of Series A Preferred Investment Option (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 8, 2022).
4.10	Form of Series B Preferred Investment Option (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on August 8, 2022).
4.11	Form of Placement Agent Preferred Investment Option (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on August 8, 2022).
10.1#

Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 20, 2015).

10.2#	2009 Stock Plan and Form of Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1filed on December 30, 2014).
10.3#	2014 Preferred Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 filed on December 30, 2014).
10.5#	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 20, 2015).
10.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 20, 2015).
10.7#	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 20, 2015).
10.8#	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 20, 2015).
10.9

Amended and Restated Investors’ Rights Agreement dated September 2, 2014 by and among the registrant and certain stockholders (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on December 30, 2014).

10.10

Lease Agreement, dated July 30, 2010, by and between the registrant and HCP LS Redwood City, LLC for office space located at 400 and 600 Chesapeake Drive, Redwood City, California (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 filed on December 30, 2014).

10.11

First Amendment to Lease Agreement dated September 30, 2011 by and between registrant and HCP LS Redwood City, LLC (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 filed on December 30, 2014).

10.12

Second Amendment to Lease Agreement dated March 4, 2016 by and between the registrant and HCP LS Redwood City, LLC (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 8, 2016).

10.14#

Employment Letter dated December 17, 2014 by and between the registrant and Jeffrey M. Soinski (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on December 30, 2014).

10.16#

Change of Control and Severance Agreement dated March 29, 2018 by and between the registrant and Jeffrey M. Soinski (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on March 30, 2018).

10.17

Registration Rights Agreement, dated as of February  , 2018, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers (incorporated by reference to Exhibit 10.32 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 13, 2018).

10.20

Term Loan Agreement, dated as of September 22, 2015, by and among the registrant, certain of its subsidiaries from time to time party thereto as guarantors and CRG Partners III L.P. and certain of its affiliated funds, as lenders (incorporated by reference to Exhibit 6.1 to our Quarterly Report on Form 10-Q filed on November 12, 2015).

10.21

Securities Purchase Agreement, dated as of September 22, 2015, by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers (incorporated by reference to Exhibit 6.2 to our Quarterly Report on Form 10-Q filed on November 12, 2015).

10.23

Purchase Agreement, dated November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2017).

10.24

Registration Rights Agreement, dated as of November 3, 2017, by and between the registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 6, 2017).

10.26

Waiver and Consent, dated as of December 14, 2017, by and among the registrant and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 14, 2017).

10.27

Waiver and Consent, dated as of January 24, 2018, by and among the registrant and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 30, 2018).

10.28

Amendment No. 2 to Term Loan Agreement, dated as of February 14, 2018, by and among the registrant and the lenders party thereto (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to our Registration Statement on Form S-1 filed on February 12, 2018).

10.29

Form of Series A Preferred Stock Purchase Agreement by and among the registrant, CRG Partners III L.P. and certain of its affiliated funds, as purchasers (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to our Registration Statement on Form S-1 filed on February 12, 2018).

10.30

Securities Purchase Agreement, dated as of July 12, 2018, by and among the registrant and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2018).

10.36#

Change of Control and Severance Agreement, dated as of October 10, 2013, between the registrant and Himanshu Patel (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on March 6, 2019).

10.37

Third Amendment to Lease Agreement dated April 1, 2019 by and between the registrant and HCP LS Redwood City, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2019).

10.41

Amendment No. 3 to Term Loan Agreement dated as of March 2, 2020, by and among the registrant and the lenders party thereto (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on March 6, 2020).

10.42#

Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated March 29, 2018, by and between the registrant and Jeff Soinski (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on March 6, 2020).

10.43#

Amendment No. 1 dated March 4, 2020 to the Change of Control and Severance Agreement, dated October 10, 2013, by and between the registrant and Himanshu Patel (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on March 6, 2020).

10.46	Amendment No. 4 and Waiver to Term Loan Agreement (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 13, 2020).
10.47

Amendment No. 5 to Term Loan Agreement, dated January 22, 2021, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2021).

10.48

Form of Securities Purchase Agreement, dated January 12, 2022 by and between Avinger, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2022).

10.49

At the Market Offering Agreement dated May 20, 2022, by and between Avinger Inc., and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 20, 2022)

10.50#

Change of Control and Severance Agreement dated May 16, 2022, by and between Avinger Inc., Nabeel Subainati (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 22, 2022)

10.51

Form of Registration Rights Agreement between the Company and the purchasers identified therein dated August 3, 2022 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 11, 2022).

10.52

Amendment No. 6 to Term Loan Agreement, dated August 10, 2022, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 11, 2022).

10.53#	Form of 2015 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 9, 2022).
10.54#	Form of 2015 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 9, 2022).
10.55	Form of Registered Direct Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2022).
10.56	Form of Private Placement Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2022).
10.57#	Amended and Restated 2015 Equity Incentive Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2023).
10.58#

Amendment No. 1 to Change in Control and Severance Agreement dated March 14, 2023 by and between the registrant and Nabeel Subainati (incorporated by reference to Exhibit 10.58 to our Quarterly Report on Form 10-Q filed on May 10, 2023)

10.59#	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K filed on March 16, 2023).
10.60#	Form of Restricted Stock Unit Award Grant Agreement (incorporated by reference to Exhibit 10.60 to our Annual Report on Form 10-K filed on March 16, 2023).
10.61

Securities Purchase Agreement, dated August 2, 2023, by and among Avinger, Inc. and Lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2023).

10.62

Consent to Term Loan Agreement, dated August 2, 2023, by and between Avinger, Inc. and the Lenders (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 4, 2023).

10.63	Waiver Agreement, dated September 29, 2023, by and between Avinger, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2023).

10.64

Amendment No. 7 to Term Loan Agreement, dated December 27, 2023, made by and among Avinger Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 29, 2023).

10.65

Amendment No. 8 to Term Loan Agreement, dated January 26, 2024, by and among Avinger Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 26, 2024).

10.66

Strategic Cooperation and Framework Agreement, dated March 4, 2024, made by and between Avinger, Inc. and Zylox-Tonbridge Medical Technology Co., Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 7, 2024).

10.67

Securities Purchase Agreement, dated March 4, 2024, made by and between Avinger, Inc. and Zylox-Tonbridge Medical Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 7, 2024).

10.68

Registration Rights Agreement, dated March 5, 2024, made by and between Avinger, Inc. and Zylox-Tonbridge Medical Limited (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 7, 2024).

10.69

Amendment No. 9 to Term Loan Agreement, dated March 5, 2024, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 7, 2024).

10.70	Form of Common Stock Purchase Warrant of Avinger, Inc (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 7, 2024).
10.71

Securities Purchase Agreement, dated March 5, 2024, by and between Avinger, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed March 7, 2024).

10.72

Registration Rights Agreement, dated March 5, 2024, by and between Avinger, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed March 7, 2024).

10.73

Fourth Amendment to Lease Agreement dated March 6, 2024 by and between Avinger, Inc. and HCP LS Redwood City, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 12, 2024).

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

# Management contract or compensatory plan or arrangement.

ITEM 16.     FORM 10-K SUMMARY

None.

AVINGER, INC.

INDEX TO FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, and for the

Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors of

Avinger, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avinger, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and the financial statement schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Write-down of Excess and Obsolete Inventories

As described in Note 2 and 4 to the financial statements, the Company’s inventories balance was $5.3 million as of December 31, 2023. The Company values its inventories at lower of cost (determined using the first-in, first-out method) or net realizable value. The Company writes down inventory that has expired or become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the estimates of future demand for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. The evaluation by management includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, as well as the feasibility of reworking or using excess or obsolete products or components in the production or assembly of other products that are not obsolete or for which there are not excess quantities in inventory.

We identified auditing the write-down of excess and obsolete inventories, in particular the estimates for excess quantities and obsolescence, as a critical audit matter because of the significant assumptions and subjective judgments used by management, which involved significant audit effort and the use of especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address the critical audit matter included:

●	Evaluating management’s process and methodology for developing the estimates of excess and obsolete inventories.

●	Identifying and testing significant assumptions utilized by management and evaluating the reasonableness of the significant assumptions used by:

●	Evaluating sales forecasts and comparing management’s prior period sales forecasts to actual results.

●	Performing inquiries with non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory items.

●	Evaluating the appropriateness of the formulaic calculation and subjective management adjustments by product type.

●	Testing the completeness, accuracy, and relevance of the underlying data used in the estimate including:

●	Testing the calculations related to the application of the methodology to specific inventory categories and recalculation.

●	Performing inquiries as to whether inventory items without recent sales are reserved for.

●	Performing analytical procedures over the excess and obsolescence reserve based on historical trends for reasonableness.

/s/ Moss Adams LLP

San Francisco, California

March 20, 2024

We have served as the Company’s auditor since 2017.

AVINGER, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,275	$14,603
Accounts receivable, net of allowance for doubtful accounts of $41 and $73 at December 31, 2023 and 2022, respectively	1,014	1,057
Inventories, net	5,298	4,965
Prepaid expenses and other current assets	575	362
Total current assets	12,162	20,987

Right of use asset	1,102	2,194
Property and equipment, net	487	702
Other assets	19	312
Total assets	$13,770	$24,195

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$777	$631
Accrued compensation	2,311	1,401
Accrued expenses and other current liabilities	817	657
Leasehold liability, current portion	1,102	1,092
Borrowings	14,293	14,165
Total current liabilities	19,300	17,946

Leasehold liability, long-term portion	—	1,102
Other long-term liabilities	672	1,001
Total liabilities	19,972	20,049

Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at December 31, 2023 and 2022
Shares issued and outstanding: 62,881 and 60,961 at December 31, 2023 and 2022, respectively; aggregate liquidation preference related to Series A and Series E convertible preferred stock of $62,796 and $60,876 at December 31, 2023 and 2022, respectively	—	—
Common stock, par value of $0.001
Shares authorized: 100,000,000 at December 31, 2023 and 2022
Shares issued and outstanding: 1,279,928 and 522,177 at December 31, 2023 and 2022, respectively	1	8
Additional paid-in capital	414,493	406,514
Accumulated deficit	(420,696)	(402,376)
Total stockholders’ (deficit) equity	(6,202)	4,146
Total liabilities and stockholders’ (deficit) equity	$13,770	$24,195

All share, per share data, par values, and additional paid-in-capital amounts reflect the impacts of the reverse stock splits effective September 12, 2023 and March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues	$7,652	$8,273
Cost of revenues	5,649	5,619
Gross profit	2,003	2,654

Operating expenses:
Research and development	4,540	4,390
Selling, general and administrative	14,098	14,221
Total operating expenses	18,638	18,611
Loss from operations	(16,635)	(15,957)

Interest expense, net	(1,719)	(1,665)
Other income (expense), net	34	(1)
Net loss and comprehensive loss	(18,320)	(17,623)
Accretion of preferred stock dividends	—	(4,510)
Deemed dividend arising from beneficial conversion feature of convertible preferred stock	—	(5,111)
Net loss applicable to common stockholders	$(18,320)	$(27,244)
Net loss per share attributable to common stockholders, basic and diluted	$(23.31)	$(65.33)

Weighted average common shares used to compute net loss per share, basic and diluted	786	417

All share and per share data reflect the impact of the reverse stock splits effective September 12, 2023 and March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2021	56,451	$—	318,551	$5	$394,471	$(384,753)	$9,723
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	85,707	1	5,195	—	5,196
Issuance of Series D preferred stock, net of commissions and issuance costs	7,600	—	—	—	6,721	—	6,721
Conversion of Series D preferred stock into common stock	(7,600)	—	63,333	1	—	—	1
Exercise of pre-funded warrants for common stock	—	—	52,268	1	—	—	1
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	1,745	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	573	—	—	—	—
Employee stock-based compensation	—	—	—	—	127	—	127
Issuance of Series A preferred stock to pay dividends	4,510	—	—	—	4,510	—	4,510
Accretion of Series A preferred stock dividends	—	—	—	—	(4,510)	—	(4,510)
Net and comprehensive loss	—	—	—	—	—	(17,623)	(17,623)
Balance at December 31, 2022	60,961	—	522,177	8	406,514	(402,376)	4,146
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	607,236	1	5,112	—	5,113
Conversion of CRG loan principal into Series E convertible preferred stock	1,920	—	—	—	1,920	—	1,920
Exercise of pre-funded warrants for common stock	—	—	91,325	1	(2)	—	(1)
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	56,896	(9)	9	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	2,294	—	—	—	—
Employee stock-based compensation	—	—	—	—	940	—	940
Net and comprehensive loss	—	—	—	—	—	(18,320)	(18,320)
Balance at December 31, 2023	62,881	$—	1,279,928	$1	$414,493	$(420,696)	$(6,202)

All share, per share data, par values, and additional paid-in-capital amounts reflect the impacts of the reverse stock splits effective September 12, 2023 and March 14, 2022. See accompanying notes.

AVINGER, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,320)	$(17,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	196
Amortization of debt issuance costs and debt discount	83	83
Stock-based compensation	940	127
Noncash interest expense and other charges	1,964	1,795
Change in right of use asset	53	93
Provision for excess and obsolete inventories	404	272
Other non-cash charges	(32)	69
Changes in operating assets and liabilities:
Accounts receivable	75	269
Inventories	(802)	(1,387)
Prepaid expenses and other current assets	(213)	(62)
Other assets	240	15
Accounts payable	146	(764)
Accrued compensation	42	(208)
Accrued expenses and other current liabilities	160	(61)
Other long-term liabilities	539	426
Net cash used in operating activities	(14,432)	(16,760)

Cash flows from investing activities
Purchase of property and equipment	(8)	(51)
Net cash used in investing activities	(8)	(51)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of commissions and issuance costs	—	6,721
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	5,112	5,196
Net cash provided by financing activities	5,112	11,917

Net change in cash and cash equivalents	(9,328)	(4,894)
Cash and cash equivalents, beginning of period	14,603	19,497
Cash and cash equivalents, end of period	$5,275	$14,603

Supplemental disclosure of cash flow information

Noncash investing and financing activities:

Accretion of Series A preferred stock dividends	$—	$4,510
Issuance of Series A preferred stock as dividend payment	$—	$4,510
Transfers between inventory and property and equipment	$66	$751
Conversion of CRG loan principal and accrued interest into Series E convertible preferred stock	$1,920	$—

See accompanying notes.

AVINGER, INC.

Notes to Financial Statements

1.	Organization

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. On March 5, 2024, the Company entered into a financing as part of a broader strategic collaboration with Zylox-Tonbridge Medical Technology Co., Ltd. (“Zylox-Tonbridge”) in which the Company received an aggregate of $7.5 million before any commissions, legal and accounting fees, and other ancillary expenses as described more fully within Note 14, Subsequent Events. As of December 31, 2023, the Company had an accumulated deficit of $420.7 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $5.3 million at December 31, 2023 together with the aforementioned March 2024 financing, together with debt and other financing activities and expected revenues from operations will be sufficient to allow the Company to fund its current operations through the second quarter of 2024. The Company received net proceeds of approximately $4.4 million from the sale of its common stock in August 2022, $6.5 million from the sale of its common stock under an At The Market Offering Agreement from the time of activation through the year ended December 31, 2023 and $6.7 million from the sale of Series D preferred stock in January 2022. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

The Company can provide no assurance that it will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for its existing stockholders. Given the volatility in the Company’s stock price, any financing that the Company may undertake in the next twelve months could cause substantial dilution to its existing stockholders, and there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its various endeavors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the macroeconomic environment has in the past resulted in and could continue to result in reduced consumer and investor confidence, instability in the credit and financial markets, volatile corporate profits and reduced business and consumer spending, which could increase the cost of capital and/or limit the availability of capital to the Company.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at December 31, 2023 and 2022 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

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

As a result, in the Registered Direct offering, the Company issued (i) 46,667 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 52,268 shares of common stock (the “RD Pre-Funded Warrants”) and in the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 91,324 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). As of December 31, 2023, all the Private Placement Pre-Funded Warrants were exercised leaving none outstanding.

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

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. During the year ended December 31, 2022, the Company sold 39,048 shares of common stock pursuant to the ATM Agreement at an average price of $25.08 per share for aggregate proceeds of $1.0 million, of which approximately $29,000 was paid in the form of commissions to the Agent. On August 3, 2022, the Company suspended sales under the ATM Agreement. On March 17, 2023, the Company reactivated the ATM Agreement. During the year ended December 31, 2023, the Company sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. While the Company may attempt additional sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

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

On September 8, 2023, the Company’s Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-15 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on September 12, 2023. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock splits. All common stock, stock options, restricted stock units, restricted stock awards and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock splits. Additionally, the common stock at par and related additional paid-in capital amounts as of December 31, 2022 in the balance sheet, the common stock at par and related additional paid-in capital amounts in the Statement of Stockholders’ Equity as of December 31, 2022 and 2021, and for the year ended December 31, 2022 have also been retroactively reclassified to give effect to the reverse stock splits.

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

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments as of December 31, 2023 and 2022. Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and other current liabilities and borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their respective fair values because of the short-term nature of those instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the borrowings approximate their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are considered available-for-sale marketable securities and are recorded at fair value, based on quoted market prices. As of December 31, 2023 and 2022, the Company’s cash equivalents are entirely comprised of investments in money market funds. Any related unrealized gains and losses are recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. There were no unrealized gains and losses as of December 31, 2023 and 2022. Any realized gains and losses and interest and dividends on available-for-sale securities are included in interest income or expense and computed using the specific identification cost method.

Concentration of Credit Risk, and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable to the extent of the amounts recorded on the balance sheets.

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, First Citizens Bank, which acquired our prior banking partner, Silicon Valley Bank, in March 2023. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2023 and 2022. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at First Citizens Bank, formerly Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2023 and 2022. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable, whereas at December 31, 2022, there was no customer that represented 10% or more of the Company’s accounts receivable. For the years ended December 31, 2023 and 2022, there was one customer that represented approximately 17% and 14% of revenues, respectively. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises, terrorism, product recalls, labor supply or stoppages, the financial or operational instability of key suppliers and carriers, government restrictions or measures, or other reasons could impair our ability to distribute our products. The Company believes capacity issues and resource constraints and the related increased cost pressures and burdens on the hospital systems have had and may continue to have an adverse effect on its ability to generate sales due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of its products. In addition, the Company has experienced disruptions in its manufacturing and supply chain, as well as delays in site initiation and patient enrollment for its clinical studies. If the Company is unable to successfully complete these or other clinical studies, its business and results of operations could be harmed.

The Company is closely monitoring general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, the Company has experienced and further anticipates that its production and operating costs may continue to increase, including costs and availability of materials and labor. While the Company has sufficient inventory on-hand to meet its current production requirements and customer demand, it has experienced some constraints with respect to the availability of certain materials and extended lead times from certain key suppliers. The Company has also experienced some delays in shipping products to its customers. Any significant delay or interruption in our supply chain could impair the Company’s ability to meet the demands of its customers in the future and could harm its business.

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

Accounts receivable allowance for doubtful accounts provision and recoveries or write-offs are summarized as follows (in thousands):

	2023	2022
Beginning balance	$73	$6
Provision	17	70
Recoveries/write-offs	(49)	(3)
Ending balance	$41	$73

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company has not recorded any impairment of long-lived assets since inception through December 31, 2023.

Revenue Recognition

The Company’s revenues are derived from (1) sale of Lightbox consoles, (2) sale of disposables, which consist of catheters and accessories, and (3) sale of customer service contracts and maintenance. The Company sells its products directly to hospitals and medical centers as well as through distributors. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and taxes collected from customers that are remitted to government authorities. For all sales, the Company uses either a signed agreement, a binding purchase order or other written documentation as evidence of an arrangement. The Company’s revenue recognition policies generally result in revenue recognition at the following points:

1.

Lightbox console sales: Provided all other criteria for revenue recognition have been met, the Company recognizes revenue for Lightbox console sales directly to end customers when delivery and acceptance occurs, which is defined as receipt by the Company of an executed form that the installation process is complete. If installation is not required, as is the case with the Lightbox 3, recognition occurs upon the completion of delivery pursuant to the stated delivery terms.

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

For sales of disposables through distributors, the Company recognizes revenue when control of the product transfers from the Company to the distributor. The distributors are responsible for all statutory obligations, marketing, sales, training and warranty in their respective territories. The standard terms and conditions contained in the Company’s distribution agreements do not provide price protection or stock rotation rights to any of its distributors. In addition, its distributor agreements do not allow the distributor to return or exchange products, and the distributor is obligated to pay the Company upon invoice regardless of its ability to resell the product.

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

	2023	2022
Beginning balance	$109	$187
Warranty provision	107	22
Usage/Release	(23)	(100)
Ending balance	$193	$109

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

Foreign Currency

The Company records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in other income (expense), net. During the years ended December 31, 2023 and 2022, the Company recorded a net gain of $12,000 and a net loss of $12,000 of foreign currency exchange, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense when they occur. During the years ended December 31, 2023 and 2022, the Company did not recognize accrued interest or penalties related to unrecognized tax benefits.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of December 31, 2023 and 2022, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Net loss applicable to common stockholders	$(18,320)	$(27,244)
Weighted average common stock outstanding, basic and diluted	786	417
Net loss per share attributable to common stockholders, basic and diluted	$(23.31)	$(65.33)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Year Ended December 31,
	2023	2022
Common stock warrants equivalents	477,182	267,314
Common stock options	15	15
Convertible preferred stock	61,745	58,080
Unvested restricted stock units	123,547	365
	662,489	325,774

Comprehensive Loss

For the years ended December 31, 2023 and 2022, there was no difference between comprehensive loss and the Company’s net loss.

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the years ended December 31, 2023 and 2022, 90% and 92% of the Company’s revenues were in the United States, based on the shipping location of the external customer. The remaining revenues for the years ended December 31, 2023 and 2022, were primarily derived in Germany.

Recent Accounting Pronouncements

Recent accounting standards not yet adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, if any, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its first quarter of 2025. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

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

As of December 31, 2023 and 2022, the Company’s cash equivalents were all categorized as Level 1 and consisted of money market funds. As of December 31, 2023 and 2022, there were no financial assets and liabilities categorized as Level 2 or Level 3. There were no transfers between fair value hierarchy levels during the years ended December 31, 2023 and 2022.

4. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$3,203	$3,374
Work-in-process	25	17
Finished products	2,070	1,574
Total inventories	$5,298	$4,965

5. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Equipment held by customers and field sales personnel	$2,495	$2,566
Machinery and equipment	1,379	1,372
Computer software	122	122
Computer equipment	200	200
Furniture and fixture	78	78
Leasehold improvements	320	320
Total property and equipment, gross	4,594	4,658
Less: Accumulated depreciation and amortization	(4,107)	(3,956)
Total property and equipment, net	$487	$702

Depreciation expense for the years ended December 31, 2023 and 2022, was approximately $289,000 and $196,000, respectively.

Property and equipment include certain equipment that is leased to customers and located at customer premises. Also, included is equipment held by the Company’s field sales personnel for use in cases with customers. The Company retains ownership of the equipment held for evaluation by customers and has the right to remove the equipment if it is not being utilized according to expectations. Depreciation expense relating to the leased equipment held by customers and those held by the Company’s field sales personnel of $208,000 and $119,000 was recorded in cost of revenues during the years ended December 31, 2023 and 2022, respectively. The net book value of this equipment was $385,000 and $527,000 at December 31, 2023 and December 31, 2022, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued product warranty costs	$193	$109
Deferred revenue	172	141
Accrued professional fees	152	60
Accrued clinical trial costs	105	106
Accrued travel and entertainment expenses	88	129
Accrued sales and use tax	44	40
Other accrued liabilities	63	72
Total accrued expenses and other current liabilities	$817	$657

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

The Company has entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind (“PIK”), interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments for through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenants for all years (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement).

On January 26, 2024, the Company entered into Amendment No. 7 to the Loan Agreement with CRG, which reduces the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, the Company will be subject to the minimum liquidity requirement of $3.5 million.

On March 5, 2024, the Company entered into Amendment No. 9 to the Loan Agreement with CRG, which (1) extended the interest-only period through December 31, 2026; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind (“PIK”), interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments for through December 31, 2026 so long as no Default has occurred and is continuing; and (4) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser, as defined in Note 14. Refer therein for details.

Under the amended Loan Agreement, no cash payments for either principal or interest are required until the first quarter of 2024. The interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2024, the Company will be required to make quarterly principal payments (in addition to the interest) of $1.6 million with total principal payments of $6.5 million in 2024 and $6.5 million in 2025. The maturity date of the Loan (as defined in the Loan Agreement) is December 31, 2025.

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

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for pre-specified liquidity and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the amended Loan Agreement included a covenant that the Company maintain a minimum of $3.5 million of cash and certain cash equivalents. The minimum liquidity requirement was temporarily reduced to $1.0 million until April 1, 2024. In addition, the Loan Agreement prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain “Events of Default” set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a “Material Adverse Change” thereunder.

As of December 31, 2023, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of December 31, 2023, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2024	$7,827
2025	9,113
Total	16,940
Less: Amount of PIK additions and final facility fee to be incurred subsequent to December 31, 2023	(2,481)
Less: Amount representing debt issuance costs	(166)
Borrowings, current portion, as of December 31, 2023	$14,293

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of December 31, 2023 and 2022, the balance of the aggregate debt discount was approximately $166,000 and $249,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $83,000 during each of the years ended December 31, 2023 and 2022. The Company incurred total interest expense of approximately $2.0 million and $1.9 million during the years ended December 31, 2023 and 2022, respectively.

While, as of the date hereof, CRG has not purported that an Event of Default has resulted due to a Material Adverse Change (those terms as defined in the Loan Agreement), due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at December 31, 2023 were classified as current in these financial statements.

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

The lease will expire on November 30, 2024. The Company is obligated to pay approximately $5.8 million in base rent payments through November 2024, beginning on December 1, 2019. The weighted average remaining lease term as of December 31, 2023 is 0.9 years.

On March 6, 2024, the Company entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration of November 30, 2024. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, the Company will be obligated to pay approximately $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. This amendment also provides an optional one year extension of the lease following the end of the current term, as amended.

The operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for each of the years ended December 31, 2023 and 2022 was approximately $1.3 million. The Company’s variable expenses for the years ended December 31, 2023 and 2022 was approximately $0.4 million and $0.3 million, respectively. Operating right-of-use asset amortization was approximately $1.1 million for each of the years ended December 31, 2023 and 2022. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $13,000 and $65,000 as prepaid rent included in other assets on the balance sheet as of December 31, 2023 and 2022, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of December 31, 2023, excluding the March 2024 lease amendment (in thousands):

Year Ending December 31,
2024	$1,138
Total	1,138
Less: Imputed interest	(36)
Leasehold liability as of December 31, 2023	$1,102

The following table shows ROU assets and lease liabilities, and the associated financial statement line items (in thousands):

		December 31,
Lease-Related Assets and Liabilities	Financial Statement Line Items	2023	2022
Right of use assets:
Operating lease	Right of use asset	$1,102	$2,194
Total right of use assets		$1,102	$2,194
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,102	$1,092
	Leasehold liability, long-term portion	—	1,102
Total lease liabilities		$1,102	$2,194

9. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.5 million as of December 31, 2023. The majority of this amount is related to commitments to purchase inventory components and services related to the manufacturing of inventory.

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

10. Stockholders’ Equity

Convertible Preferred Stock

As of December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of December 31, 2023 and 2022, 62,881 and 60,961 shares, respectively, were issued and outstanding.

Series A Convertible Preferred Stock

The holders of Series A preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series A preferred stock or cash, at the Company’s option. The shares of Series A preferred stock have a liquidation preference of $1,000 per share and carry no voting rights. During the year ended December 31, 2022, 4,510 of additional shares were issued to CRG as payment of dividends. As of December 31, 2023 and 2022, 60,876 and 60,876 shares of Series A preferred stock were outstanding, respectively, which are currently convertible into shares of the Company’s common stock at $6,000 per share. The Series A preferred stock accrued no dividends during the year ended December 31, 2023 and accrued additional dividends of approximately $4.5 million during the year ended December 31, 2022.

On September 29, 2023, the Company entered into a waiver agreement (the “Waiver Agreement”) with CRG, who hold all of the outstanding shares of the Company’s Series A preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series A preferred dividend for the year ending December 31, 2023. Such waived preferred dividends are not cumulative or accrued. Consequently, there were no Series A preferred stock dividends recorded during the year ended December 31, 2023.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of December 31, 2023 and 2022, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $5.732 per share.

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

The shares of Series D preferred stock had a stated value of $1,000 per share and were convertible into an aggregate of 63,333 shares of common stock at a conversion price of $120.00 per share. During the year ended December 31, 2022, all 7,600 shares of Series D preferred stock were converted into a total of 63,333 shares of common stock. There are no shares of Series D preferred stock outstanding as of December 31, 2023.

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

Series E Convertible Preferred Stock

On August 2, 2023, the Company entered into a Series E Purchase Agreement with CRG, pursuant to which it agreed to surrender $1.92 million of the outstanding principal and accrued interest of its senior secured term loan into Series E preferred stock. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share. The Series E preferred stock is initially convertible into 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Shares of Series E preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). Under the terms of the Series E Purchase Agreement, the holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at the Company’s option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. As of December 31, 2023, 1,920 shares of Series E preferred stock were outstanding.

On September 29, 2023, the Company entered into the Waiver Agreement with CRG, who hold all of the outstanding shares of the Company’s Series E preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series E preferred dividend for the year ending December 31, 2023. Such waived preferred dividends are not cumulative or accrued. Consequently, there were no Series E preferred stock dividends recorded during the year ending December 31, 2023.

Common Stock

At December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 1,279,928 shares were issued and outstanding.

Common Stock Warrants

As of December 31, 2023, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Total as of December 31, 2023	41,047,499	456,096

As of December 31, 2022, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Warrants issued in the November 2018 financing	8,768,395	2,923	$1,200.00	November 2023
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Pre-funded warrants issued in the August 2022 financing	91,324	91,324	$0.0001	n/a
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Total as of December 31, 2022	49,907,218	550,343

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

August 2022 Offering

Pursuant to a purchase agreement entered into on August 4, 2022, the Company issued, in a registered direct offering, Pre-Funded Warrants to purchase up to 52,268 shares of common stock (the “RD Pre-Funded Warrants”) and, in a concurrent private placement, Pre-Funded Warrants to purchase up to 91,324 shares of common stock (the “Private Placement Pre-Funded Warrants” and together with the RD Pre-Funded Warrants the “August 2022 Pre-Funded Warrants”). The August 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share, are immediately exercisable, and have no expiration date. During the year ended December 31, 2022, 52,268 of shares of RD Pre-Funded Warrants were exercised into the equivalent number of the Company’s common stock. During the year ended December 31, 2023, all the remaining 91,324 Private Placement Pre-Funded Warrants were exercised. Consequently, no August 2022 Pre-Funded Warrants remain outstanding as of December 31, 2023.

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

The exercise price and the number of shares of common stock issuable upon exercise of each Common Warrants, Preferred Investment Options, and Placement Agent Preferred Investment Options are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Common Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options immediately prior to the fundamental transaction.

The Common Warrants, Preferred Investment Options, and Placement Agent Preferred Investment Options can be exercised at the option of the holders at any time after they become exercisable provided that shares of the Common Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options cannot be exercised into common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Common Warrants, Preferred Investment Options, or Placement Agent Preferred Investment Options, 9.99%) of the Company’s outstanding common stock immediately after giving effect to the exercise. A holder of the Common Warrants, Preferred Investment Options or Placement Agent Preferred Investment Options may, upon notice to the Company, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

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

As of December 31, 2023 and 2022, warrants and preferred investment options to purchase an aggregate of 456,096 and 550,343 shares of common stock were outstanding, respectively, all of which were classified within the equity section of the respective balance sheets. During the year ended December 31, 2023 the 8,768,395 warrants shares issued in connection with the November 2018 financing expired unexercised.

11. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). On October 14, 2022, the Company’s stockholders approved an additional 116,667 shares of common stock for issuance under the 2015 Plan. The following year on December 22, 2023, the Company’s stockholders approved an additional 300,000 shares of common stock for issuance under the 2015 Plan, which was later registered in an S-8 registration statement filed on January 10, 2024. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of December 31, 2023, 24,890 shares were available for grant under the 2015 Plan.

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

Stock option activity under the Plans is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Balance at December 31, 2022	15	$183,340.00	4.02	$—
Balance at December 31, 2023	15	$183,340.00	3.29	$—

Exercisable at December 31, 2023	15	$183,340.00	3.29	$—

Vested and expected to vest at December 31, 2023	15	$183,340.00	3.29	$—

Additional information related to the Company’s stock options as of December 31, 2023 is summarized as follows:

Options Outstanding				Options Vested
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise	Options	Life (in	Exercise	Number	Exercise
Price	Outstanding	years)	Price	Exercisable	Price
$5,010.00	10	4.44	$5,010.00	10	$5,010.00
$540,000.00	5	1.00	$540,000.00	5	$540,000.00
	15	3.29	$183,340.00	15	$183,340.00

There were no options granted, exercised, expired or forfeited during the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, there was no stock-based compensation expense recognized associated with stock options vesting. As of December 31, 2023, there is no remaining unamortized stock-based compensation expense associated with unvested stock options. Because of the Company’s net operating losses, the Company did not realize any tax benefits from share-based payment arrangements for the years ended December 31, 2023 and 2022.

The Company’s RSUs and RSAs generally vest annually over two years in equal increments. RSAs and RSUs largely contain the same contractual terms except RSAs have the ability to vote along with common holders as an RSA is considered an outstanding security at the time of grant, subject to certain vesting and other restrictions. The Company measures the fair value of RSAs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. As of December 31, 2022, the Company had 28 shares of RSUs and no shares of RSAs outstanding. A summary of all RSA and RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Awards outstanding at December 31, 2021	668	$363.45	0.72
Released	(572)	$372.85
Forfeited	(68)	$362.12
Awards outstanding at December 31, 2022	28	$174.60	0.17
Awarded	100,189	$18.45
Released	(2,294)	$20.36
Forfeited	(7,733)	$18.45
Awards outstanding at December 31, 2023	90,190	$18.45	1.04

As of December 31, 2023, there was $0.8 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of 1.0 year. The outstanding non-vested and expected to vest RSAs at December 31, 2023 have an aggregate fair value of approximately $0.2 million. The Company used the closing market price of $2.71 per share at December 29, 2023 to determine the aggregate fair value for the RSAs outstanding at that date. For the years ended December 31, 2023 and 2022, the fair value of the RSAs and RSUs vested was approximately $42,000 and $14,000, respectively. For the years ended December 31, 2023 and 2022, stock-based compensation expense recognized associated with the vesting of RSAs and RSUs was approximately $0.9 million and $0.1 million, respectively.

Total noncash stock-based compensation expense relating to the Company’s RSAs and RSUs recognized, before taxes, during the years ended December 31, 2023 and 2022, is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$134	$18
Research and development expenses	200	37
Selling, general and administrative expenses	606	72
	$940	$127

12. Income Taxes

For the years ended December 31, 2023 and 2022, the Company’s provision for income taxes consisted of zero state income tax expense. A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Tax at federal statutory rate	$(3,847)	$(3,701)
State taxes, net of federal benefit	59	(916)
Permanent differences	355	(484)
Change in valuation allowance	3,382	5,084
Research credits	(103)	(273)
Nondeductible interest expense	154	290
Other	—	—
Provision for taxes	$—	$—

Significant components of the Company’s net deferred tax assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Federal, state and foreign net operating losses	$87,568	$85,547
Research and other credits	5,546	5,343
Operating lease liability	275	544
Fixed assets	517	471
Accruals and other	3,842	3,628
Capitalized research and development	1,888	1,019
Total deferred tax assets	99,636	96,552
Less: Valuation allowance	(99,358)	(95,992)
Total net deferred tax assets	278	560
Deferred liabilities:
Property and equipment	—	—)
Operating lease right of use asset	(278)	(560)
Total deferred tax liabilities	(278)	(560)
Net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by $3.4 million and $5.1 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had approximately $355.7 million of federal and $217.1 million of state net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards begin to expire in 2027 and 2024, respectively. Out of the Federal net operating loss carryforwards, $98.2 million were generated post December 31, 2017 and have no expiration.

As of December 31, 2023, the Company also had approximately $4.5 million and $4.4 million of research and development tax credit carryforwards available to reduce future taxable income, if any, for both federal and California purposes, respectively. The federal credit carryforwards expire beginning in 2027, and the California research credits do not expire and may be carried forward indefinitely.

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

A reconciliation of the beginning and ending amount of the gross recognized tax benefit is as follows (in thousands):

	As of December 31,
	2023	2022
Balance at beginning of year	$2,581	$2,366
Increase based on the tax positions in the current year	216	203
Increase (Decrease) for tax positions of prior year	(118)	12
Balance at end of year	$2,679	$2,581

As of December 31, 2023, all unrecognized tax benefits would be subject to a full valuation allowance, if recognized, and would not affect the Company’s tax rate.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company's policy is to include interest and penalties related to unrecognized tax benefits within its provision for income taxes. Due to the Company's net operating loss position, the Company has not recorded an accrual for interest or penalties related to uncertain tax positions for the years ended December 31, 2023 and 2022.

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

14. Subsequent Events

Restricted Stock Awards Granted

On January 11, 2024, the Company granted a total of 76,791 shares of RSAs to the Company’s non-employee directors. This granting of RSAs represents the 2023 annual equity grants pursuant to the Company’s Outside Director Compensation Policy which entitles each non-employee director to receive equity compensation having a grant date fair value equal to $75,000 annually. These RSAs fully vest one year from the grant date. The Company measured the fair value of RSAs using the closing stock price of a share of the Company’s common stock of $2.93 on the day of grant. The resulting expense will be recognized on a straight-line basis over the vesting period of the awards.

Retention Bonus Payments and resulting Restricted Stock Award Grants

In satisfaction of certain retention bonus payment obligations for a number of employees which include among others, Jeffrey M. Soinski, Chief Executive Officer and Himanshu Patel, Chief Technology Officer, the Company paid a total of $0.9 million in the form of RSAs on January 16, 2024. Pursuant to the retention bonus terms as approved by the Compensation Committee (the “Committee”) of the Board of Directors on March 9, 2021, the Company may elect to pay these incentive payments in either cash or equity, or a combination of both. On January 11, 2024, the Committee approved the aforementioned payment in the form of RSAs.

Specifically, the Company granted a total of 317,314 shares of RSAs which vested immediately upon grant. To satisfy all associated income and other statutory tax obligations on behalf of the employees, the Company employed a withhold-to-cover payment method. Consequently, 123,285 RSA shares were withheld resulting in a net issuance of common shares to employees totaling 194,029. The Company measured the fair value of RSAs using the closing stock price of a share of the Company’s common stock of $2.70 on the day of grant. The resulting expense will be offset against the reversal of the associated accrued compensation liability thereby resulting in little to no income statement effect during the quarter ended March 31, 2024.

Strategic Partnership

On March 4, 2024, the Company entered into a License and Distribution Agreement (the “License Agreement”) with Zylox-Tonbridge effective as of the Initial Closing (defined below), pursuant to which the Company will license and distribute certain of the Company’s products (including consumables) in the Greater China region, including mainland China, Hong Kong, Macao, and Taiwan (the “Territory”). Zylox-Tonbridge will lead all regulatory activities for the registration of the Avinger products in the Territory. Avinger will also license its intellectual property and know-how related to Avinger products to Zylox-Tonbridge so that Zylox-Tonbridge can manufacture the localized products in the Territory. Avinger will supply Avinger products to Zylox-Tonbridge until Zylox-Tonbridge’s manufacturing capability has been established and Zylox-Tonbridge has obtained the regulatory approval of the localized products manufactured by Zylox-Tonbridge. All sales of Avinger products locally manufactured by Zylox-Tonbridge with regulatory approval by the regulatory authorities in the Territory and commercialized in the Territory will be royalty bearing to Avinger at a rate from a mid-single to high-single digit percentage depending on the amount of gross revenue as defined in the License Agreement, with certain increases depending on the amount of product gross margin. The License Agreement has an initial term of 20 years, which shall be further automatically extended for additional 20-year terms, subject to certain conditions. The License Agreement may not be terminated by either party, other than for certain uncured material breaches or the other party’s insolvency.

In connection with the License Agreement, on March 4, 2024, the Company and Zylox-Tonbridge also entered into a Strategic Cooperation and Framework Agreement in conjunction with the Initial Closing (the “Collaboration Agreement” and, together with the License Agreement, the “Strategic Collaboration”), which provides the opportunity for the Company to access certain Zylox-Tonbridge peripheral vascular products for distribution in the U.S. and Germany. The agreement also provides the option for Avinger to source finished goods inventory from Zylox-Tonbridge following registration of Zylox-Tonbridge’s manufacturing facility with the FDA.

Financing Agreements

On March 4, 2024, in connection with the Strategic Collaboration, the Company and Zylox-Tonbridge Medical Limited, a wholly-owned subsidiary of Zylox-Tonbridge (the “Purchaser”), entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Purchaser agreed to purchase, in two tranches, up to an aggregate of $15 million in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and shares of two new series of the Company’s preferred stock (the “Private Placement”). On March 5, 2024, (the “Initial Closing”), the Company issued to the Purchaser 75,327 shares of the Common Stock at a purchase price per share of $3.664 (the “Purchase Price”), and 7,224 shares of a newly authorized Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), at a purchase price per share of $1,000, for an aggregate purchase price of $7.5 million.

Each share of Series F Preferred Stock has a stated value of $1,000 and is initially convertible into approximately 273 shares of Common Stock at a conversion price equal to the Purchase Price, subject to the terms of the Certificate of Designation of Preferences, Rights, and Limitations of the Series F Preferred Stock (the “Series F Certificate of Designation”).

Upon completion of the following as mutually agreed upon by the Company and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture Avinger’s products, and (ii) the Company achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue achieved by Avinger under the License Agreement discussed above (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares of the Company new Series G convertible preferred stock, par value $0.001 per share (the “Series G Preferred Stock”). Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of Common Stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the Common Stock on the date immediately preceding the Milestone Closing, and (z) the average of the closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20.

The Company’s obligations to (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.99% of the Company’s outstanding common stock as of the date of the Purchase Agreement and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones are each subject to receipt of the approval of the Company’s stockholders as is necessary under the rules and regulations of Nasdaq (including, without limitation, Nasdaq Rule 5635(d)).

Series A Preferred Stock Exchange

In connection with the Strategic Collaboration and the Private Placement, on March 5, 2024, the Company entered into a Securities Purchase Agreement (the “A-1 Securities Purchase Agreement”) with CRG to exchange all outstanding shares of its Series A preferred stock for 10,000 shares of Series A-1 preferred stock (the “Exchange”). Among other things, the shares of Series A-1 preferred stock: (i) are convertible into an aggregate of approximately 2,729,257 shares of common stock at a conversion price equal to the Purchase Price, (ii) do not accrue or pay dividends payable solely on the Series A-1 preferred stock, (iii) will have no liquidation preference and (iv) will be junior in rank to shares of the Company’s Series E preferred stock, Series F preferred stock and Series G preferred stock.

CRG Loan Amendment

In connection with the Strategic Collaboration and the Private Placement, the Company also agreed to enter into Amendment No. 9 to Loan Agreement effective as of the Initial Closing (the “Amendment”) with CRG, which amends the Loan Agreement to, among other things:

-	extend the interest-only period through December 31, 2026;
-	provide that interest payable through December 31, 2026 may be payable in kind rather than in cash; and
-	permit the payment of dividends on the preferred stock issued or issuable to the Purchaser.

Lease Extension

On March 6, 2024, the Company entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration of November 30, 2024. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, the Company will be obligated to pay approximately $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. This amendment also provides an optional one year extension of the lease following the end of the current term, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Avinger, Inc.
(Registrant)

Date: March 20, 2024	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2024	/s/ Nabeel Subainati
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

Signature	Title	Date

/s/ Jeffrey M. Soinski	President and Chief Executive Officer (Principal Executive Officer);	March 20, 2024
Jeffrey M. Soinski	Director

/s/ Nabeel Subainati	Vice President, Finance (Principal Financial and Accounting Officer)	March 20, 2024
Nabeel Subainati

/s/ James B. McElwee	Director	March 20, 2024
James B. McElwee

/s/ James G. Cullen	Director	March 20, 2024
James G. Cullen

/s/ Tamara Elias	Director	March 20, 2024
Tamara Elias

/s/ Jonathon Zhong Zhao	Director	March 20, 2024
Jonathon Zhong Zhao