Form 10-Q
period 2024-03-31
Avinger Inc
filed 2024-05-15
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 1,702,226.

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

1

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2024. We urge you to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

2

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,174	$5,275
Accounts receivable, net of allowance for doubtful accounts of $56 and $41 at March 31, 2024 and December 31, 2023, respectively	1,377	1,014
Inventories, net	4,562	5,298
Prepaid expenses and other current assets	1,008	575
Total current assets	14,121	12,162

Right of use asset	1,991	1,102
Property and equipment, net	523	487
Other assets	225	19
Total assets	$16,860	$13,770

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$747	$777
Accrued compensation	2,523	2,311
Preferred stock dividends payable	65	—
Accrued expenses and other current liabilities	822	817
Leasehold liability, current portion	1,156	1,102
Borrowings	14,751	14,293
Total current liabilities	20,064	19,300

Leasehold liability, long-term portion	835	—
Other long-term liabilities	15	672
Total liabilities	20,914	19,972

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Convertible preferred stock issuable in series, par value of $0.001
Shares authorized: 5,000,000 at March 31, 2024 and December 31, 2023
Shares issued and outstanding: 19,229 and 62,881 at March 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference related to Series E and Series F convertible preferred stock of $7,338 at March 31, 2024 and $62,796 at December 31, 2023 related to Series A and Series E convertible preferred stock	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at March 31, 2024 and December 31, 2023
Shares issued and outstanding: 1,586,434 and 1,279,928 at March 31, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	422,157	414,493
Accumulated deficit	(426,213)	(420,696)
Total stockholders’ deficit	(4,054)	(6,202)
Total liabilities and stockholders’ deficit	$16,860	$13,770

All share, per share data, par values, and additional paid-in-capital amounts reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$1,859	$1,888
Cost of revenues	1,516	1,252
Gross profit	343	636

Operating expenses:
Research and development	1,062	1,356
Selling, general and administrative	4,370	3,538
Total operating expenses	5,432	4,894
Loss from operations	(5,089)	(4,258)

Interest expense, net	(416)	(392)
Other (expense) income, net	(12)	6
Net loss and comprehensive loss	(5,517)	(4,644)
Accretion of preferred stock dividends	(65)	(1,218)
Gain on exchange of Series A for Series A-1 convertible preferred stock	1,908	—
Net loss applicable to common stockholders	$(3,674)	$(5,862)

Net loss per share attributable to common stockholders, basic and diluted	$(2.49)	$(10.70)
Weighted average common shares used to compute net loss per share, basic and diluted	1,477	548

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	60,961	$—	522,177	$8	$406,514	$(402,376)	$4,146
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	794	—	(21)	—	(21)
Exercise of pre-funded warrants for common stock	—	—	49,858	1	(1)	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	2,294	—	—	—	—
Employee stock-based compensation	—	—	—	—	245	—	245
Accretion of Series A preferred stock dividends	—	—	—	—	(1,218)	—	(1,218)
Net and comprehensive loss	—	—	—	—	—	(4,644)	(4,644)
Balance at March 31, 2023	60,961	$—	575,123	$9	$405,519	$(407,020)	$(1,492)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	62,881	$—	1,279,928	$1	$414,493	$(420,696)	$(6,202)
Issuance of common stock and Series F preferred stock in a Private Placement, net of commissions and issuance costs	7,224	—	75,327	—	6,880	—	6,880
Issuance of common stock warrants in connection with the Private Placement	—	—	—	—	127	—	127
Cancellation of Series A preferred stock	(60,876)	—	—	—	—	—	—
Issuance of Series A-1 preferred stock, net of commissions and issuance costs	10,000	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	—	—	368,503	1	—	—	1
Net share settlement of restricted stock awards in satisfaction of tax obligations	—	—	(137,324)	—	(374)	—	(374)
Employee stock-based compensation	—	—	—	—	1,096	—	1,096
Accretion of preferred stock dividends	—	—	—	—	(65)	—	(65)
Net and comprehensive loss	—	—	—	—	—	(5,517)	(5,517)
Balance at March 31, 2024	19,229	$—	1,586,434	$2	$422,157	$(426,213)	$(4,054)

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(5,517)	$(4,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	72
Amortization of debt issuance costs and debt discount	16	21
Stock-based compensation	1,096	245
Noncash interest expense and other charges	442	486
Change in right of use asset	4	14
Provision for excess and obsolete inventories	34	179
Other	15	(50)
Changes in operating assets and liabilities:
Accounts receivable	(378)	94
Inventories	584	(469)
Prepaid expenses and other current assets	(433)	(616)
Other assets	(210)	2
Accounts payable	(30)	(114)
Accrued compensation	212	367
Accrued expenses and other current liabilities	5	68
Other long-term liabilities	(657)	133
Net cash used in operating activities	(4,734)	(4,212)

Cash flows from investing activities
Investing activities	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities
Proceeds from the issuance of common stock and convertible preferred stock, net of commissions and issuance costs	7,007	—
Net share settlement on restricted stock awards in satisfaction of tax obligations	(374)	—
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	—	(21)
Net cash (used in) provided by financing activities	6,633	(21)

Net change in cash and cash equivalents	1,899	(4,233)
Cash and cash equivalents, beginning of period	5,275	14,603
Cash and cash equivalents, end of period	$7,174	$10,370

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Increase to right of use asset and leasehold liability arising from lease amendment	$1,177	$—
Accretion of preferred stock dividends	$65	$1,218
Reclassification of other long-term liabilities to accrued compensation	$—	$638
Transfers between inventory and property and equipment	$118	$(62)

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. On March 5, 2024, the Company entered into a financing as part of a broader strategic collaboration with Zylox-Tonbridge Medical Technology Co., Ltd. (“Zylox-Tonbridge”) in which the Company received an aggregate of $7.5 million before any commissions, legal and accounting fees, and other ancillary expenses as described more fully below. As of March 31, 2024, the Company had an accumulated deficit of $426.2 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $7.2 million at March 31, 2024, together with debt and other financing activities and expected revenues from operations will be sufficient to allow the Company to fund its current operations through the second quarter of 2024. The Company received net proceeds of approximately $6.5 million from the sale of its common stock under an At The Market Offering Agreement from the time of activation through March 31, 2024. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at March 31, 2024 and December 31, 2023 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

Currently substantially all of our cash and cash equivalents are held at a single financial institution, First Citizens Bank, which acquired our prior banking partner, Silicon Valley Bank, in March 2023. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank, now a division of First Citizens Bank, and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Public Offerings

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. On August 3, 2022, the Company suspended sales under the ATM Agreement. On March 17, 2023, the Company reactivated the ATM Agreement. During the year ended December 31, 2023, the Company sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. There were no sales under the ATM Agreement during the three months ended March 31, 2024. While the Company may attempt additional sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds.

Strategic Partnership and Private Placement

On March 4, 2024, the Company entered into a License and Distribution Agreement (the “License Agreement”) with Zylox-Tonbridge effective as of the Initial Closing (defined below), pursuant to which the Company will license and distribute certain of the Company’s products (including consumables) in the Greater China region, including mainland China, Hong Kong, Macao, and Taiwan (the “Territory”). Zylox-Tonbridge will lead all regulatory activities for the registration of the Avinger products in the Territory. Avinger will also license its intellectual property and know-how related to Avinger products to Zylox-Tonbridge so that Zylox-Tonbridge can manufacture the localized products in the Territory. Avinger will supply Avinger products to Zylox-Tonbridge until Zylox-Tonbridge’s manufacturing capability has been established and Zylox-Tonbridge has obtained the regulatory approval of the localized products manufactured by Zylox-Tonbridge. All sales of Avinger products locally manufactured by Zylox-Tonbridge with regulatory approval by the regulatory authorities in the Territory and commercialized in the Territory will be royalty bearing to Avinger at a rate from a mid-single to high-single digit percentage depending on the amount of gross revenue as defined in the License Agreement, with certain increases depending on the amount of product gross margin. The License Agreement has an initial term of 20 years, which shall be further automatically extended for additional 20-year terms, subject to certain conditions. The License Agreement may not be terminated by either party, other than for certain uncured material breaches or the other party’s insolvency. In March 2024, the Company received approximately $0.2 million from Zylox-Tonbridge related to inventory consumed for regulatory approval which is recorded as a reduction to research and development expenses in the Condensed Statement of Operations and Comprehensive Loss for the three months ended March 31, 2024 which substantially offset the related expenditures associated with the inventory consumption.

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

Private Placement

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

Upon completion of the following as mutually agreed upon by the Company and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture Avinger’s products, and (ii) the Company achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue achieved by Avinger under the License Agreement discussed above (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares of the Company new Series G convertible preferred stock, par value $0.001 per share (the “Series G Preferred Stock”). Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of Common Stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the Common Stock on the date immediately preceding the Milestone Closing, and (z) the average closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20. The Milestone Closing was determined to be a separate freestanding equity-classified instrument issued together with the common stock and Series F preferred stock, all of which are classified within equity.

The Company’s obligations to (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.9% of the Company’s outstanding common stock as of the date of the Purchase Agreement and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones are each subject to receipt of the approval of the Company’s stockholders as is necessary under the rules and regulations of Nasdaq (including, without limitation, Nasdaq Rule 5635(d)).

The Company engaged two financial advisors in connection with the Private Placement and agreed to pay them an aggregate cash fee equal to 7% of the gross proceeds to the Company. Additionally, the Company agreed to issue to one financial advisor warrants to purchase an aggregate number of shares of common Stock equal to 2% of the gross proceeds. In connection with the Private Placement, the Company issued the financial advisor warrants (the “Advisor Warrants”) to purchase 40,938 shares of common stock. The cash fee of approximately $0.5 million and warrants with a fair value of approximately $0.1 million are considered financing costs and are recognized as a reduction of the proceeds from the Private Placement.

Series A Preferred Stock Exchange

On March 5, 2024, the Company entered into a Securities Purchase Agreement (the “A-1 Securities Purchase Agreement”) with CRG to exchange all outstanding shares of Series A preferred stock for 10,000 shares of Series A-1 preferred stock (the “Exchange”). Among other things, the shares of Series A-1 preferred stock: (i) are convertible into an aggregate of approximately 2,729,257 shares of common stock at a conversion price equal to the Purchase Price, (ii) do not accrue or pay dividends payable solely on the Series A-1 preferred stock, (iii) will have no liquidation preference and (iv) will be junior in rank to shares of the Company’s Series E preferred stock, Series F preferred stock and Series G preferred stock. The Exchange resulted in approximately $1.9 million gain included in the net loss applicable to common holders for the three months ended March 31, 2024.

CRG Loan Amendment

Also on March 5, 2024, the Company entered into Amendment No. 9 to Loan Agreement effective as of the Initial Closing (the “Amendment”) with CRG, which amends the Loan Agreement to, among other things:

-	extend the interest-only period through December 31, 2026;
-	provide that interest payable through December 31, 2026 may be payable in kind rather than in cash; and
-	permit the payment of dividends on the preferred stock issued or issuable to the Purchaser.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year. The December 31, 2023 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 20, 2024. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, First Citizens Bank, which acquired our prior banking partner, Silicon Valley Bank, in March 2023. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2024 and December 31, 2023. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank, now a division of First Citizens Bank, and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at March 31, 2024 and December 31, 2023. At March 31, 2024, there was one customer that represented 32% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable. For the three months ended March 31, 2024, there was one customer that represented 17% of revenues and another that represented 10% of revenues. For the three months ended March 31, 2023, there was one customer that represented 13% of revenues. Disruption of sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended March 31,
	2024	2023
Beginning balance	$193	$109
Warranty provision	15	19
Usage/Release	(26)	(14)
Ending balance	$182	$114

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of March 31, 2024 and 2023, there were no shares subject to repurchase. Since the Company was in a loss position for both periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net loss applicable to common stockholders	$(3,674)	$(5,862)
Weighted average common stock outstanding, basic and diluted	1,477	548
Net loss per share attributable to common stockholders, basic and diluted	$(2.49)	$(10.70)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended March 31,
	2024	2023
Common stock warrants equivalents	467,343	525,415
Common stock options	15	15
Convertible preferred stock	50,409	60,961
Unvested restricted stock awards	116,916	79,408
	634,683	665,799

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended March 31, 2024 and 2023, 94% and 92% of the Company’s revenues were in the United States, based on the shipping location of the external customer. The remaining revenues for the three months ended March 31, 2024 and 2023, were primarily derived in Germany.

Fair Value Measurements

As of March 31, 2024 and December 31, 2023, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of March 31, 2024 and December 31, 2023, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2024.

Recent Accounting Pronouncements

Recent accounting standards adopted

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This new standard did not have a material impact on the Company’s financial statements.

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

3. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$2,741	$3,203
Work-in-process	130	25
Finished products	1,691	2,070
Total inventories	$4,562	$5,298

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

On August 2, 2023, the Company and CRG entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company issued 1,920 shares of a newly authorized Series E convertible preferred stock (“Series E Preferred Stock”) in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan under the Loan Agreement. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share, provided that the shares of Series E preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b).

The Company has entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which the Company may elect to pay a portion of interest in payment-in-kind (“PIK”), interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2025; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenants for all years (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of the Company and its subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement).

On January 26, 2024, the Company entered into Amendment No. 8 to the Loan Agreement with CRG, which reduces the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, the Company will be subject to the minimum liquidity requirement of $3.5 million.

On March 5, 2024, the Company entered into Amendment No. 9 to the Loan Agreement with CRG, which (1) extended the interest-only period through December 31, 2026; (2) extended the period during which the Company may elect to pay a portion of interest in PIK interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; and (4) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser.

The Company assessed Amendments Nos. 8 and 9 to the Loan Agreement entered into during the quarter ended March 31, 2024 and determined that these represented loan modifications. As such, the unamortized portion of previous issuance costs incurred will be amortized over the modified term, and costs incurred with third parties was expensed as incurred.

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

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after seven and half years of the loan. There is currently no prepayment premium payable. Each tranche of borrowing required the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 15.0% of the amounts borrowed plus any PIK is to be payable at the end of the term or when the borrowings are repaid in full. A long-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets.

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

As of March 31, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of March 31, 2024, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2024 (remaining nine months of the year)	$—
2025	—
2026	—
2027	11,378
2028	13,017
Total	24,395
Less: Amount of PIK additions and final facility fee to be incurred subsequent to March 31, 2024	(9,494)
Less: Amount representing debt issuance costs	(150)
Borrowings, current portion, as of March 31, 2024	$14,751

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of March 31, 2024 and December 31, 2023, the balance of the aggregate debt discount was approximately $150,000 and $166,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $16,000 and $21,000 during the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred total interest expense of approximately $458,000 and $507,000, respectively.

While, as of the date hereof, CRG has not purported that an Event of Default has resulted due to a Material Adverse Change (as those terms defined in the Loan Agreement), due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at March 31, 2024 and December 31, 2023 were classified as current in these financial statements.

5. Leases

The Company’s operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The most recent amendment also provides an optional one-year extension of the lease following the end of the current term on November 30, 2025, which was not included in the assessment of the lease term as it is not reasonably certain the Company will elect to exercise this option. Rent expense is recognized using the straight-line method over the term of the lease.

The current lease was to expire on November 30, 2024. On March 6, 2024, the Company entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, the Company will be obligated to pay an additional $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. In total, the Company is obligated to pay approximately $7.1 million in base rent payments through November 2025, which began on December 1, 2019. The weighted average remaining lease term as of March 31, 2024 is 1.7 years.

In connection with the amendment the Company adjusted its right-of-use asset and lease liability to $2.2 million. As of the date of the amendment, the operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease do provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for the three months ended March 31, 2024 and 2023 was approximately$315,000 and $314,000, respectively. The Company’s variable expenses for the three months ended March 31, 2024 and 2023 were approximately $90,000 and $65,000, respectively. Operating right-of-use asset amortization for the three months ended March 31, 2024 and 2023 was approximately $292,000 and $280,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $9,000 and $13,000 as prepaid rent included in other assets on the condensed balance sheet as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of March 31, 2023 (in thousands):

Year Ending December 31,
2024 (remaining nine months of the year)	$934
2025	1,166
Total	2,100
Less: Imputed interest	(109)
Leasehold liability as of March 31, 2024	$1,991

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of March 31, 2024 and December 31, 2023 (in thousands):

	Financial Statement Line	March 31,	December 31,
Lease-Related Assets and Liabilities	Items	2024	2023
Right of use assets:
Operating lease	Right of use asset	$1,991	$1,102
Total right of use assets		$1,991	$1,102
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,156	$1,102
	Leasehold liability, long-term portion	835	—
Total lease liabilities		$1,991	$1,102

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.4 million as of March 31, 2024. The majority of this amount is related to commitments to purchase inventory components and services related to the manufacturing of inventory.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of March 31, 2024 and December 31, 2023, 19,229 and 62,881 shares, respectively, were issued and outstanding.

Series A Preferred Stock Exchange

On March 5, 2024, the Company entered into the A-1 Securities Purchase Agreement with CRG to exchange all 60,876 outstanding shares of Series A preferred stock for 10,000 shares of Series A-1 preferred stock. Consequently, there are no shares of Series A preferred stock outstanding as of March 31, 2024.

The exchange was accounted for as a capital transaction constituting an extinguishment of the Series A preferred stock through the issuance of Series A-1 preferred stock with no net impact to stockholders’ deficit. At the time of the exchange, the Series A preferred stock had approximately $1.9 million excess fair value in comparison to the Series A-1. The difference in fair value is treated as an adjustment to net loss applicable to common stockholders for the purpose of calculating earnings per share, see Note 2 for details.

Series A-1 Convertible Preferred Stock

Each share of Series A-1 preferred stock has a stated value of $1,000 per share and is convertible into 273 shares of the Company’s common stock at $3.664 per share. The Series A-1 preferred stock is convertible into a total of 2,729,257 shares of common stock subject to certain limitations contained in the A-1 Securities Purchase Agreement. Shares of Series A-1 preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b).The Series A-1 preferred stock has no liquidation preference, no voting rights and ranks junior to shares of the Company’s Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock in terms of repayment and certain other rights. The Series A-1 preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of March 31, 2024, 10,000 shares of Series A-1 preferred stock were outstanding.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of March 31, 2024 and December 31, 2023, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $3.664 per share.

Series E Convertible Preferred Stock

Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share. The Series E preferred stock is convertible into a total of 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Shares of Series E preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). The holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at the Company’s option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series E preferred stock accrued additional dividends of less than $0.1 million during the three months ended March 31, 2024, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ deficit. As of March 31, 2024 and December 31, 2023, 1,920 shares of Series E preferred stock were outstanding.

Series F Convertible Preferred Stock

On March 4, 2024, in connection with the Purchase Agreement (see Note 1), the Company issued 7,224 shares of Series F Preferred Stock, at a purchase price per share of $1,000. Each share of Series F preferred stock is convertible into 273 shares of the Company’s common stock at a conversion price of $3.664 per share. The Series F preferred stock is convertible into a total of 1,971,616 shares of common stock subject to certain limitations contained in the Purchase Agreement. Shares of Series F preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 19.9% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). The holders of Series F preferred stock are entitled to receive annual accruing dividends at a rate of 5% until the third anniversary of their issuance and 8% thereafter. The dividends are payable in additional shares of Series F preferred stock or cash, at the Company’s option through the third anniversary of their issuance, and at the holder’s option thereafter. The shares of Series F preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series F preferred stock rank pari passu with Series E preferred stock and senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series F preferred stock accrued additional dividends of less than $0.1 million during the three months ended March 31, 2024, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ deficit. As of March 31, 2024, 7,224 shares of Series F preferred stock were outstanding.

Common Stock

As of March 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 1,586,434 shares were issued and outstanding.

March 2024 Offering

On March 5, 2024, in connection with the Purchase Agreement (see Note 1), the Company issued 75,327 shares of common stock at a purchase price per share of $3.664.

Common Stock Warrants

As of March 31, 2024 and December 31, 2023, warrants and preferred investment options to purchase an aggregate of 497,034 and 456,096 shares of common stock were outstanding, respectively, all of which were classified within the equity section of the respective balance sheets.

As of March 31, 2024, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Advisor Warrants issued in the March 2024 financing	40,938	40,938	$3.664	March 2029
Total as of March 31, 2024	41,088,437	497,034

As of December 31, 2023, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Total as of December 31, 2023	41,047,499	456,096

March 2024 Private Placement

On March 7, 2024, in connection with the closing of the Strategic Partnership and Private Placement, the Company issued warrants to financial advisors to purchase up to an aggregate of 40,938 shares of the Company’s common stock (the “Advisor Warrants”) at an exercise price of $3.664 per share which were immediately exercisable. The Advisor Warrants will expire five years following the time they become exercisable, or March 5, 2029.

The exercise price and the number of shares of common stock issuable upon exercise of each Advisor Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Advisor Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Advisor Warrants prior to the fundamental transaction.

The Advisor Warrants can be exercised at the option of the holders at any time after they become exercisable provided that shares cannot be exercised into common stock if the applicable holder would beneficially own in excess of 4.99% of the Company’s outstanding common stock immediately after giving effect to the exercise. A holder of the Advisor Warrants may, upon notice to the Company, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

8. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). On December 22, 2023, the Company’s stockholders approved an additional 300,000 shares of common stock for issuance under the 2015 Plan, which was later registered in an S-8 registration statement filed on January 10, 2024. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of March 31, 2024, 68,109 shares were available for grant under the 2015 Plan.

The Company’s RSUs and RSAs generally vest annually over two years in equal increments. RSAs and RSUs largely contain the same contractual terms except RSAs have the ability to vote along with common holders as an RSA is considered an outstanding security at the time of grant, subject to certain vesting and other restrictions. The Company measures the fair value of RSAs using the closing stock price of a share of the Company’s common stock on the grant date and is recognized as expense on a straight-line basis over the vesting period of the award. A summary of all RSA activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2023	90,190	$18.45	1.04
Awarded	394,105	$2.75	—
Released	(368,503)	$4.89	—
Forfeited	—	$—	—
Awards outstanding at March 31, 2024	115,792	$8.16	0.8

As of March 31, 2024, there was approximately $0.8 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.8 years. The outstanding non-vested and expected to vest RSAs at March 31, 2024 have an aggregate fair value of approximately $0.4 million. The Company used the closing market price of $3.10 per share at March 28, 2024, to determine the aggregate fair value for the RSAs outstanding at that date. For the three months ended March 31, 2024 and 2023, the fair value of RSAs vested was approximately $1.0 million and less than $0.1 million, respectively. For the three months ended March 31, 2024 and 2023, stock-based compensation expense recognized associated with the vesting of RSAs was $1.1 million and $0.2 million, respectively. All awards outstanding as of March 31, 2024 are RSAs.

Total noncash stock-based compensation expense relating to the Company’s RSAs recognized, before taxes, during the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$158	$28
Research and development expenses	314	83
Selling, general and administrative expenses	624	134
	$1,096	$245

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 20, 2024 titled “Risk Factors.”

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

We obtained CE Marking for our original Ocelot product in September 2011 and received from the U.S. Food and Drug Administration (“FDA”), 510(k) clearance in November 2012. We also received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris Small Vessel (“SV”), a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance for Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, an advanced version of our Lightbox that allows for easy portability and offers significant reductions in size, weight, and production cost in comparison to the incumbent version.

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

We believe our Lumivascular platform is the only technology that offers radiation-free, high-definition real-time visualization of the inside of the artery during PAD treatment through the use of optical coherence tomography (“OCT”), a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with high-definition real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding damage to healthy portions of the artery.

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

We are pursuing additional clinical data programs including a post-market study, IMAGE-BTK, that is designed to evaluate the safety and efficacy of Pantheris SV in the treatment of PAD lesions below-the-knee. We completed enrollment in 2023. Patient outcomes are being evaluated at thirty days, six months and one year following treatment. We expect this will bolster the application of Pantheris SV as a primary interventional tool to address below-the-knee lesions for which there are few available effective treatment options.

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

We are taking definitive steps pursuant to our plan as presented to the Panel to ensure our compliance with the Equity Requirement and all other applicable criteria for continued listing on Nasdaq. We have already undertaken certain actions such as converting outstanding indebtedness into equity, issuing additional shares of capital stock and obtaining waivers of dividends to holders of certain classes of our preferred stock for the year ended December 31, 2023. In March 2024, we also entered into a securities purchase agreement as part of a larger strategic partnership and collaboration transaction representing entry into a number of financing, licensing and other agreements (“Strategic Collaboration”) in which we received gross proceeds of $7.5 million and expect to receive another $7.5 million upon the successful completion of certain milestones, discussed in more detail below. This financing transaction was an integral part of the plan presented to the Panel.

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

Global Supply Chain

We are closely monitoring the general economic conditions on global supply chain, manufacturing, and logistics operations. As inflationary pressures increase, we anticipate that our production and operating costs may similarly increase, including costs and availability of materials and labor. In addition, port closures and labor shortages have resulted in manufacturing and shipping constraints. While we have had sufficient inventory on-hand to meet our current production requirements and customer demand, we have experienced some constraints with respect to the availability of certain materials and extended lead times from certain key suppliers. We have also experienced some delays in shipping products to our customers. Any significant delay or interruption in our supply chain could impair our ability to meet the demands of our customers in the future and could harm our business.

We may need to identify and qualify new suppliers in response to disruptions and difficulties experienced by some of our current suppliers. The process of identifying and qualifying suppliers is lengthy with no guarantee of mitigating the current issues we are experiencing. This process can include but is not limited to delays in qualification, quality issues on components, and higher costs to source these components. All of these issues may impair our ability to meet the demands of our customers in the future.

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

Upon completion of the following as mutually agreed upon by us and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture our products, and (ii) us achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue achieved by us under the License Agreement discussed above (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares of our new Series G convertible preferred stock, par value $0.001 per share (the “Series G Preferred Stock”). Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of Common Stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the Common Stock on the date immediately preceding the Milestone Closing, and (z) the average closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20.

Our obligations to (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.9% of our outstanding common stock as of the date of the Purchase Agreement and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones are each subject to receipt of the approval of our stockholders as is necessary under the rules and regulations of Nasdaq (including, without limitation, Nasdaq Rule 5635(d)).

Series A Preferred Stock Exchange

On March 5, 2024, we entered into a Securities Purchase Agreement (the “A-1 Securities Purchase Agreement”) to exchange all outstanding shares of Series A Preferred Stock for 10,000 shares of Series A-1 Preferred Stock (the “Exchange”). Among other things, the shares of Series A-1 Preferred Stock: (i) are convertible into an aggregate of approximately 2,729,257 shares of Common Stock at a conversion price equal to the Purchase Price, (ii) do not accrue or pay dividends payable solely on the Series A-1 Preferred Stock, (iii) will have no liquidation preference and (iv) will be junior in rank to shares of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock.

CRG Loan Amendment

On March 5, 2024, we also entered into Amendment No. 9 to the Loan Agreement effective as of the Initial Closing with CRG, which amends the Loan Agreement to, among other things: (i)  extend the interest-only period through December 31, 2026; (ii) provide that interest payable through December 31, 2026 may be payable in kind rather than in cash; and (iii) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser.

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

Financing

During the three months ended March 31, 2024, our net loss and comprehensive net loss was $5.5 million; during the years ended December 31, 2023 and 2022, our net loss and comprehensive loss was $18.3 million and $17.6 million, respectively. We have not been profitable since inception, and as of March 31, 2024, our accumulated deficit was $426.2 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On February 14, 2018, we entered into a Series A preferred stock Purchase Agreement (the “Series A Purchase Agreement”) with CRG, pursuant to which it agreed to convert $38.0 million of the outstanding principal amount of its senior secured term loan (plus the back-end fee and prepayment premium applicable thereto) under the Loan Agreement into newly authorized Series A-1 preferred stock. In March 2024, all outstanding shares of Series A preferred stock were cancelled in exchange for the issuance of Series A-1 preferred stock. The Series A-1 preferred stock, which is immediately convertible, carries no liquidation preference or dividend rights.

We have entered into several amendments (collectively, the “Amendments”) to the Loan Agreement with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind (“PIK”), interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make our entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2028; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for all years; (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights; and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement).

On August 2, 2023, we entered into a Series E preferred stock Purchase Agreement (the “Series E Purchase Agreement”) with CRG, pursuant to which we issued 1,920 shares of newly authorized Series E convertible preferred stock in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of our common stock at a conversion price of $10.725 per share. The Series E preferred stock is initially convertible into 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Under the terms of the Series E Purchase Agreement, the holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at our option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.

On September 29, 2023, the Company entered into the Waiver Agreement with CRG, who held all of the outstanding shares of the Company’s Series A and Series E preferred stock. Pursuant to the Waiver Agreement, CRG waived their rights to receive the Series A and Series E preferred dividends for the year ending December 31, 2023. Such waived preferred dividends were not cumulative or accrued.

On January 26, 2024, we entered into Amendment No. 8 to the Loan Agreement with CRG, which reduced the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, we would be subject to the minimum liquidity requirement of $3.5 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 20, 2024.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to increase in 2024 due to the introduction of our Tigereye ST and Pantheris LV products, investments in sales personnel and easing conditions involving hospital staffing and capacity issues. For the three months ended March 31, 2024, there was one customer that represented 17% of revenues and another that represented 10% of revenues. For the three months ended March 31, 2023, there was one customer that represented 13% of revenues.

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

Results of Operations:

	Three Months Ended March 31,
	2024	2023

Revenues	$1,859	$1,888
Cost of revenues	1,516	1,252
Gross profit	343	636
Gross margin	18%	34%
Operating expenses:
Research and development	1,062	1,356
Selling, general and administrative	4,370	3,538
Total operating expenses	5,432	4,894
Loss from operations	(5,089)	(4,258)
Interest expense, net	(416)	(392)
Other (expense) income, net	(12)	6
Net loss and comprehensive loss	$(5,517)	$(4,644)

Comparison of Three Months Ended March 31, 2024 and 2023

Revenues.

Revenues during the three months ended March 31, 2024 remained flat compared to the three months ended March 31, 2023. Our revenues reflect the fluctuating demand partially due to the adverse impacts of hospital staffing shortages as capacity limitations in hospitals have limited the ability of practitioners to perform elective surgical procedures using our products in certain jurisdictions. In addition, we have experienced and expect that we will continue to experience attrition and turnover of our sales professionals which has resulted in a less experienced sales team and limited our ability to maintain an adequate presence in some markets. The attrition and turnover are largely attributable to the increasingly competitive labor market landscape, which has had an adverse effect on our ability to generate revenues for the three months ended March 31, 2024.

Cost of Revenues and Gross Margin.

Cost of revenues increased $0.3 million, or 21%, to $1.5 million during the three months ended March 31, 2024 in comparison to the three months ended March 31, 2023. This increase was primarily attributable fluctuations in labor costs and inventory production, increased material costs and other ancillary expenditures. Stock-based compensation expense within cost of revenues totaled $158,000 and $28,000 for the three months ended March 31, 2024 and 2023, respectively.

Gross margin for the three months ended March 31, 2024 decreased to 18%, compared to 34% in the three months ended March 31, 2023. There are significant amounts of overhead costs, specifically in the form of labor, associated with manufacturing and production of inventory embedded in cost of revenues that will typically fluctuate due to the levels of inventory being produced, production schedule changes, lead times and other factors. The decrease in gross margin was primarily due to the decrease in the production levels of inventory and rising costs of materials.

Research and Development Expenses.

R&D expense for the three months ended March 31, 2024 decreased $0.3 million or 22% compared to the three months ended March 31, 2023. The decrease is primarily due to the completion of our development efforts of Tigereye ST and Pantheris LV occurring during 2023, partially offset by ongoing product development of our coronary device program. Stock-based compensation expense within R&D totaled $314,000 and $83,000 for the three months ended March 31, 2024 and 2023, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the three months ended March 31, 2024 increased by $0.8 million or 24%, compared to the three months ended March 31, 2023. This increase was primarily attributable to increases in sales personnel costs resulting from the investments made to increase the number of sales personnel deployed in the United States, and increases in third-party professional services and other ancillary expenses related to the consummation of the Zylox-Tonbridge transaction and other corporate activities. Stock-based compensation expense within SG&A totaled $624,000 and $134,000 for the three months ended March 31, 2024 and 2023, respectively. We expect SG&A expense to fluctuate based on the number of sales personnel deployed within the United States, variable compensation related to fluctuations in revenues and other corporate activities that we undertake.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest expense, net for the three months ended March 31, 2024 increased by 6% or $24,000, compared to the three months ended March 31, 2023, primarily due to decreases in interest income due a lower average cash balance, partially offset by lower interest expense resulting from a lower CRG loan balance from PIK interest being compounded.

Other (Expense) Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other (expense) income, net for the three months ended March 31, 2024 remained relatively flat in comparison to the three months ended March 31, 2023 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $7.2 million and an accumulated deficit of $426.2 million, compared to cash and cash equivalents of $5.3 million and an accumulated deficit of $420.7 million as of December 31, 2023. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $7.2 million at March 31, 2024 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the end of the second quarter of 2024.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our “at-the-market” program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We will need to raise additional capital through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement of the Nasdaq Listing Rules. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. Our financial statements for the three months ended March 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty.

Currently, substantially all of our cash and cash equivalents are held at a single financial institution, First Citizens Bank, which acquired our prior banking partner, Silicon Valley Bank, in March 2023. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While we have regained access to our accounts at Silicon Valley Bank, now a division of First Citizens Bank, we are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, that could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Equity Financings

At The Market Offering Agreement

On May 20, 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to our shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. On August 3, 2022, we suspended sales under the ATM Agreement. On March 17, 2023, we reactivated the ATM Agreement. During the year ended December 31, 2023, we sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. There were no sales under the ATM Agreement during the three months ended March 31, 2024. While the Company may attempt additional sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

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

Upon completion of the following as mutually agreed upon by us and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture our products, and (ii) our achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue related to sales of our products to Zylox-Tonbridge (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares of our new Series G convertible preferred stock, par value $0.001 per share (the “Series G Preferred Stock”). Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of Common Stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the Common Stock on the date immediately preceding the Milestone Closing, and (z) the average closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20. There can be no guarantee that such Milestone Closing will occur.

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of March 31, 2024, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,252	$848	$—	$—	$2,100
CRG Loan (2)	—	2,949	21,446	—	24,395
Non-cancelable purchase commitments (3)	390	21	—	—	411
	$1,642	$3,818	$21,446	$—	$26,906

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2025.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of March 31, 2024, is $14.8 million. The contractual obligation in the table above of $24.4 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.8 million back-end fee to be paid in December 2028 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Note 4. Borrowings.”

(3)	Non-cancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

CRG Loan

We have entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2028; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for all years; (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights, and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement). The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of March 31, 2024, is $14.8 million. However, upon maturity of the obligations under the Loan Agreement in December 2028, we will be obligated to pay $24.4 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.8 million back-end fee to be paid in December 2028 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at March 31, 2024 and December 31, 2023 is classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Part 1, Item 1, “Unaudited Financial Statements,” Note 4 for additional details.

On January 26, 2024, we entered into Amendment No. 8 to the Loan Agreement with CRG, which reduces the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, we will be subject to the minimum liquidity requirement of $3.5 million.

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

The lease will expire on November 30, 2025. We are obligated to pay a total of approximately $7.1 million in base rent payments through November 2024, which began on December 1, 2019. The weighted average remaining lease term as of March 31, 2024 is 1.7 years.

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

Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,734)	$(4,212)
Investing activities	—	—
Financing activities	6,633	(21)
Net change in cash and cash equivalents	$1,899	$(4,233)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $4.7 million, consisting primarily of a net loss of $5.5 million and an increase in net operating assets of $0.9 million, partially offset by non-cash charges of $1.7 million. Non-cash charges primarily related to non-cash interest expense of $0.5 million and stock-based compensation of $1.1 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due; an increase in accounts receivable due to timing of sales occurring during the quarter and timing of payments; and a decrease in long-term liabilities relating to certain variable compensation being reclassified to accrued compensation as it became due within less than one year. These increases were partially offset by a decline in inventory which include components and labor, in an effort to optimize inventory levels in anticipation of forecasted demand in light of extended lead times and shifting product mix primarily related to new product introductions of Tigereye ST and Pantheris LV.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities during either of the three months ended March 31, 2024 or 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 of $6.6 million primarily relates to proceeds, net of commissions and various issuance costs, from the issuance of preferred stock and common stock in the Private Placement in March 2024. This was partially offset by the payment of approximately $0.4 million in satisfaction of certain tax obligations related to net share settlement on restricted stock awards vesting during the quarter.

Net cash used in financing activities for the three months ended March 31, 2023 of less than $0.1 million primarily related to the costs of reactivating the ATM, partially offset by proceeds of less than $0.1 million, net of commissions and various issuance costs, from the sale of common stock pursuant to the ATM Agreement.

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

Credit Risk

As of March 31, 2024, our cash and cash equivalents were maintained largely with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At March 31, 2024, there was one customer that represented 32% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable. For the three months ended March 31, 2024, there was one customer that represented 17% of revenues and another that represented 10% of revenues. For the three months ended March 31, 2023, there was one customer that represented 13% of revenues.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2024.The disclosure of risks identified below does not imply that the risk has not already materialized.

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

On May 18, 2023, we received notice (the “Stockholders’ Equity Deficiency Letter”) from the Staff that we no longer satisfy the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirements - a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two of the last three fiscal years - as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”).

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. There is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has expressed in its auditors’ report on our 2023 financial statements, included our Annual Report on Form 10-K filed on March 20, 2024, an emphasis of matter paragraph relating to our ability to continue as a “going concern,” meaning that our recurring losses from operations and negative cash flows from operations raise substantial doubt regarding our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty, with the exception that all borrowings are classified as current on the balance sheets.

Under our Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at March 31, 2024 and December 31, 2023 are classified as current. In addition, we may not be able to generate sufficient liquidity or revenue to satisfy minimum liquidity and minimum revenue covenants under the Loan Agreement. If we fail to satisfy such requirements, we will be in default under the Loan Agreement and all outstanding amounts under the Loan Agreement will become immediately due.

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

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings

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

On March 5, 2024, we entered into a financing as part of a broader strategic collaboration with Zylox-Tonbridge Medical Technology Co., Ltd. (“Zylox-Tonbridge”) in which we received an aggregate of $7.5 million before any commissions, legal and accounting fees, and other ancillary expenses. We believe that our cash and cash equivalents at March 31, 2024, together with the aforementioned financing, debt and other financing activities and expected revenues from operations, will be sufficient to satisfy our capital requirements and fund our operations through the second quarter of 2024. Even though we received net proceeds of approximately $7.0 million from the sale of our Common Stock and Series F Convertible Preferred Stock in the Private Placement in March 2024, and $6.5 million from the sale of our common stock under our at-the-market program that we entered into on May 20, 2022, we will need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement under the Nasdaq Listing Rules. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders. Macroeconomic challenges and volatility in capital markets could further limit our ability to raise capital when needed on terms favorable to us, or at all. In addition, while we have been able to raise capital from the sale of shares under our at-the-market program, the limitations under instruction I.B.6 of Form S-3, as well as possible low volume of trading in our securities, will limit our ability to continue raising funds through such program.

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

10b5-1 Trading Plans

During the first quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Title
3.1

Certificate of Designation of Preferences, Rights, and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 7, 2024).

3.2

Certificate of Designation of Preferences, Rights, and Limitations of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 7, 2024).

3.3

Certificate of Amendment to the Certificate of Designation of Preferences, Rights, and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed March 7, 2024).

10.1

Amendment No. 8 to Term Loan Agreement, dated January 26, 2024, by and among Avinger Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 26, 2024).

10.2

Strategic Cooperation and Framework Agreement, dated March 4, 2024, made by and between Avinger, Inc. and Zylox-Tonbridge Medical Technology Co., Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 7, 2024).

10.3

Securities Purchase Agreement, dated March 4, 2024, made by and between Avinger, Inc. and Zylox-Tonbridge Medical Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 7, 2024).

10.4

Registration Rights Agreement, dated March 5, 2024, made by and between Avinger, Inc. and Zylox-Tonbridge Medical Limited (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed March 7, 2024).

10.5

Amendment No. 9 to Term Loan Agreement, dated March 5, 2024, made by and among Avinger, Inc. and GRG Partners III L.P. and certain of its affiliated funds, as lenders (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed March 7, 2024).

10.6	Form of Common Stock Purchase Warrant of Avinger, Inc (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed March 7, 2024).
10.7

Securities Purchase Agreement, dated March 5, 2024, by and between Avinger, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed March 7, 2024).

10.8

Registration Rights Agreement, dated March 5, 2024, by and between Avinger, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed March 7, 2024).

10.9

Fourth Amendment to Lease Agreement dated March 6, 2024 by and between Avinger, Inc. and HCP LS Redwood City, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 12, 2024).

10.10*†	License and Distribution Agreement, dated March 4, 2024, made by and between Avinger, Inc. and Zylox-Tonbridge Medical Technology Co., Ltd

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
†

Certain information, schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#

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

Avinger, Inc.
(Registrant)

Date: May 15, 2024	/s/ Jeffrey M. Soinski
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Nabeel Subainati
Nabeel Subainati
Vice President, Finance
(Principal Financial and Accounting Officer)