Form 10-Q
period 2024-06-30
Avinger Inc
filed 2024-08-08
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 2,296,146.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,806	$5,275
Accounts receivable, net of allowance for doubtful accounts of $56 and $41 at June 30, 2024 and December 31, 2023, respectively	931	1,014
Inventories, net	4,120	5,298
Prepaid expenses and other current assets	1,043	575
Total current assets	14,900	12,162

Right of use asset	1,711	1,102
Property and equipment, net	455	487
Other assets	229	19
Total assets	$17,295	$13,770

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$725	$777
Accrued compensation	1,943	2,311
Preferred stock dividends payable	303	—
Accrued expenses and other current liabilities	804	817
Leasehold liability, current portion	1,183	1,102
Borrowings	4,044	14,293
Total current liabilities	9,002	19,300

Leasehold liability, long-term portion	528	—
Other long-term liabilities	12	672
Total liabilities	9,542	19,972

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Convertible preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at June 30, 2024 and December 31, 2023;
Shares issued and outstanding: 30,229 and 62,881 at June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference related to Series E, Series F, and Series H convertible preferred stock of $18,338 at June 30, 2024 and $62,796 at December 31, 2023 related to Series A and Series E convertible preferred stock	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at June 30, 2024 and December 31, 2023;
Shares issued and outstanding: 1,916,434 and 1,279,928 at June 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	438,326	414,493
Accumulated deficit	(430,575)	(420,696)
Total stockholders’ equity (deficit)	7,753	(6,202)
Total liabilities and stockholders’ equity (deficit)	$17,295	$13,770

All share, per share data, par values, and additional paid-in-capital amounts reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$1,847	$2,041	$3,706	$3,929
Cost of revenues	1,469	1,436	2,985	2,688
Gross profit	378	605	721	1,241

Operating expenses:
Research and development	904	988	1,966	2,344
Selling, general and administrative	3,601	3,346	7,971	6,884
Total operating expenses	4,505	4,334	9,937	9,228
Loss from operations	(4,127)	(3,729)	(9,216)	(7,987)

Interest expense, net	(234)	(445)	(650)	(837)
Other (expense) income, net	(1)	(2)	(13)	4
Net loss and comprehensive loss	(4,362)	(4,176)	(9,879)	(8,820)
Accretion of preferred stock dividends	(238)	(1,218)	(303)	(2,436)
Gain on exchange of Series A for Series A-1 convertible preferred stock	—	—	1,908	—
Net loss applicable to common stockholders	$(4,600)	$(5,394)	$(8,274)	$(11,256)

Net loss per share attributable to common stockholders, basic and diluted	$(2.82)	$(8.86)	$(5.32)	$(19.44)
Weighted average common shares used to compute net loss per share, basic and diluted	1,634	609	1,555	579

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	60,961	$—	575,123	$9	$405,519	$(407,020)	$(1,492)
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	5,988	—	58	—	58
Exercise of pre-funded warrants for common stock	—	—	41,467	—	(1)	—	(1)
Employee stock-based compensation	—	—	—	—	239	—	239
Accretion of Series A preferred stock dividends	—	—	—	—	(1,218)	—	(1,218)
Net and comprehensive loss	—	—	—	—	—	(4,176)	(4,176)
Balance at June 30, 2023	60,961	$—	622,578	$9	$404,597	$(411,196)	$(6,590)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2024	19,229	$—	1,586,434	$2	$422,157	$(426,213)	$(4,054)
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	330,000	—	5,200	—	5,200
Conversion of CRG loan principal into Series H convertible preferred stock	11,000	—	—	—	11,000	—	11,000
Employee stock-based compensation	—	—	—	—	207	—	207
Accretion of preferred stock dividends	—	—	—	—	(238)	—	(238)
Net and comprehensive loss	—	—	—	—	—	(4,362)	(4,362)
Balance at June 30, 2024	30,229	$—	1,916,434	$2	$438,326	$(430,575)	$7,753

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	60,961	$—	522,177	$8	$406,514	$(402,376)	$4,146
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	6,782	—	37	—	37
Exercise of pre-funded warrants for common stock	—	—	91,325	1	(2)	—	(1)
Issuance of common stock upon vesting of restricted stock units	—	—	2,294	—	—	—	—
Employee stock-based compensation	—	—	—	—	484	—	484
Accretion of Series A preferred stock dividends	—	—	—	—	(2,436)	—	(2,436)
Net and comprehensive loss	—	—	—	—	—	(8,820)	(8,820)
Balance at June 30, 2023	60,961	$—	622,578	$9	$404,597	$(411,196)	$(6,590)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	62,881	$—	1,279,928	$1	$414,493	$(420,696)	$(6,202)
Issuance of common stock and Series F preferred stock in a Private Placement, net of commissions and issuance costs	7,224	—	75,327	—	6,880	—	6,880
Issuance of common stock warrants in connection with the Private Placement	—	—	—	—	127	—	127
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	330,000	—	5,200	—	5,200
Conversion of CRG loan principal into Series H convertible preferred stock	11,000	—	—	—	11,000	—	11,000
Cancellation of Series A preferred stock	(60,876)	—	—	—	—	—	—
Issuance of Series A-1 preferred stock, net of commissions and issuance costs	10,000	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	—	—	368,503	1	—	—	1
Net share settlement of restricted stock awards in satisfaction of tax obligations	—	—	(137,324)	—	(374)	—	(374)
Employee stock-based compensation	—	—	—	—	1,303	—	1,303
Accretion of preferred stock dividends	—	—	—	—	(303)	—	(303)
Net and comprehensive loss	—	—	—	—	—	(9,879)	(9,879)
Balance at June 30, 2024	30,229	$—	1,916,434	$2	$438,326	$(430,575)	$7,753

All share and per share data reflect the impact of the reverse stock split effective September 12, 2023. See accompanying notes.

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(9,879)	$(8,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	140
Amortization of debt issuance costs and debt discount	24	41
Stock-based compensation	1,303	484
Noncash interest expense and other charges	728	997
Change in right of use asset	10	28
Provision for excess and obsolete inventories	97	271
Other non-cash charges	14	(52)
Changes in operating assets and liabilities:
Accounts receivable	68	186
Inventories	945	(828)
Prepaid expenses and other current assets	(468)	(528)
Other assets	(220)	21
Accounts payable	(52)	(208)
Accrued compensation	(368)	352
Accrued expenses and other current liabilities	(13)	98
Other long-term liabilities	(660)	305
Net cash used in operating activities	(8,302)	(7,513)

Cash flows from financing activities
Proceeds from the issuance of common stock and convertible preferred stock in a private placement, net of commissions and issuance costs	7,007	—
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	5,200	37
Net share settlement on restricted stock awards in satisfaction of tax obligations	(374)	—
Net cash provided by financing activities	11,833	37

Net change in cash and cash equivalents	3,531	(7,476)
Cash and cash equivalents, beginning of period	5,275	14,603
Cash and cash equivalents, end of period	$8,806	$7,127

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Increase to right of use asset and leasehold liability arising from lease amendment	$1,177	$—
Conversion of CRG loan principal and accrued interest into Series H convertible preferred stock	$11,000	$—
Accretion of preferred stock dividends	$303	$2,436
Reclassification of other long-term liabilities to accrued compensation	$—	$724
Transfers between inventory and property and equipment	$136	$4

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2024, the Company had an accumulated deficit of $430.6 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $8.8 million at June 30, 2024, together with debt and other financing activities and expected revenues from operations will be sufficient to allow the Company to fund its current operations through the end of the fourth quarter of 2024. On March 5, 2024, the Company entered into a financing as part of a broader strategic collaboration with Zylox-Tonbridge Medical Technology Co., Ltd. (“Zylox-Tonbridge”) in which the Company received an aggregate of $7.5 million before any commissions, legal and accounting fees, and other ancillary expenses as described more fully below. On June 17, 2024, the Company completed a public offering in which it received an aggregate of $6.0 million before any commissions, legal and accounting fees, and other ancillary expenses. The Company had also received net proceeds of approximately $6.5 million from the sale of its common stock under an At The Market Offering Agreement from the time of activation through the quarter ended June 30, 2024. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at June 30, 2024 and December 31, 2023 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

Currently substantially all of the Company’s cash and cash equivalents are held at a single financial institution, First Citizens Bank, which acquired the Company’s prior banking partner, Silicon Valley Bank, in March 2023. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While the Company has regained access to its accounts at Silicon Valley Bank, now a division of First Citizens Bank, and is evaluating its banking relationships, future disruptions of financial institutions where it banks or has credit arrangements, or disruptions of the financial services industry in general, could adversely affect the Company’s ability to access its cash and cash equivalents. If the Company is unable to access its cash and cash equivalents as needed, its financial position and ability to operate its business will be adversely affected.

Public Offerings

June 2024 Offering

On June 13, 2024, the Company entered into a securities purchase agreement with two institutional investors for the issuance and sale of 3,614,457 shares of its common stock in a best efforts public offering (“the Offering”) at a purchase price of $1.66 per share, or pre-funded warrants in lieu thereof. The Company received aggregate net proceeds of approximately $5.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

As a result, the Company issued (i) 330,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 3,284,457 shares of common stock (the “Pre-Funded Warrants”). As of June 30, 2024, all the Pre-Funded Warrants remained outstanding. On July 22, 2024, holders of Pre-Funded Warrants opted to exercise a portion of their warrants into common stock. During July 2024, a total of 267,253 shares of the Pre-Funded Warrants were exercised resulting in the issuance of an aggregate of 267,253 shares of common stock. After giving effect to these aforementioned exercises, 3,017,204 Pre-Funded Warrants remain outstanding.

In addition, the Company issued to the investors in the Offering (i) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock, (ii) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock, and (iii) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock. Each share of common stock or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. Each Warrant has an exercise price of $1.66 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (“Warrant Stockholder Approval”).

The Series A-1 Warrants expire on the earlier of the five (5) year anniversary following the Warrant Stockholder Approval and sixty (60) days following the public announcement by the Company of the Company receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing. The Series A-2 Warrants expire on the earlier of the twenty-four (24) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement by the Company of the occurrence of the Company receiving 510(k) clearance of image-guided Coronary CTO crossing device. The Series A-3 Warrants expire on the earlier of the nine (9) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement by the Company of the occurrence of the Company receiving FDA approval of image-guided Coronary CTO investigational device exemption (“IDE”) application.

Pursuant to an engagement letter (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company, in connection with the Offering, issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) to purchase up to an aggregate of 216,867 shares of common stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Warrants issued and sold in the Offering, except that the Placement Agent Warrants have an exercise price of $2.075 per share and expire on June 13, 2029.

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. On August 3, 2022, the Company suspended sales under the ATM Agreement. On March 17, 2023, the Company reactivated the ATM Agreement. During the year ended December 31, 2023, the Company sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. There were no sales under the ATM Agreement during the three or six months ended June 30, 2024. While the Company may attempt additional sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

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

Private Placement

On March 4, 2024, in connection with the Strategic Collaboration, the Company and Zylox-Tonbridge Medical Limited, a wholly-owned subsidiary of Zylox-Tonbridge (the “Purchaser”), entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Purchaser agreed to purchase, in two tranches, up to an aggregate of $15 million in shares of the Company’s common stock, and shares of two new series of the Company’s preferred stock (the “Private Placement”). On March 5, 2024, (the “Initial Closing”), the Company issued to the Purchaser 75,327 shares of the common stock at a purchase price per share of $3.664 (the “Purchase Price”), and 7,224 shares of a newly authorized Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), at a purchase price per share of $1,000, for an aggregate purchase price of $7.5 million.

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

On May 22, 2024, the Company held a special meeting of stockholders to vote on the following proposals resulting from the Private Placement (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.9% of the Company’s outstanding common stock, which may be deemed a “change of control” under Nasdaq Listing Rule 5635(b) and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones. Both proposals were approved by the Company’s stockholders. There were no conversions of Series F Preferred Stock during the three months ended June 30, 2024.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year. The December 31, 2023 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 20, 2024. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, First Citizens Bank, which acquired the Company’s prior banking partner, Silicon Valley Bank, in March 2023. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2024 and December 31, 2023. On March 10, 2023, the Federal Deposit Insurance Corporation announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. While the Company has regained access to its accounts at Silicon Valley Bank, a division of First Citizens Bank, future disruptions of financial institutions where it banks or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect the Company’s ability to access its cash and cash equivalents. If the Company is unable to access its cash and cash equivalents as needed, the Company’s financial position and ability to operate its business will be adversely affected.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at June 30, 2024 and December 31, 2023. At June 30, 2024, there was one customer that represented 20% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable. There was one customer that represented 16% of revenues for each of the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, there was one customer that represented 17% and 16% of revenues, respectively. Disruption of the Company’s sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$182	$114	$193	$109
Warranty provision	17	15	32	34
Usage/Release	(49)	(1)	(75)	(15)
Ending balance	$150	$128	$150	$128

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of June 30, 2024 and 2023, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss applicable to common stockholders	$(4,600)	$(5,394)	$(8,274)	$(11,256)
Weighted average common stock outstanding, basic and diluted	1,634	609	1,555	579
Net loss per share attributable to common stockholders, basic and diluted	$(2.82)	$(8.86)	$(5.32)	$(19.44)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock warrants equivalents	2,546,276	468,132	1,330,718	496,615
Common stock options	15	15	15	15
Convertible preferred stock	24,669	60,961	37,594	60,961
Unvested restricted stock units	114,840	94,590	115,878	87,032
	2,685,800	623,698	1,484,205	644,623

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For each of the three months ended June 30, 2024 and 2023, 92% of the Company’s revenues were in the United States. For the six months ended June 30, 2024 and 2023, 93% and 92%, respectively, of the Company’s revenues were in the United States based on the shipping location of the external customer. The remaining revenues for the three and six months ended June 30, 2024 and 2023, were primarily derived in Germany.

Fair Value Measurements

As of June 30, 2024 and December 31, 2023, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of June 30, 2024 and December 31, 2023, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three or six months ended June 30, 2024 and June 30, 2023.

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

Recent accounting standards not yet adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU No. 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, if any, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its first quarter of 2025. ASU No. 2023-09 allows for adoption using either a prospective or retrospective transition method.

3. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$2,102	$3,203
Work-in-process	90	25
Finished products	1,928	2,070
Total inventories	$4,120	$5,298

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

On August 2, 2023, the Company and CRG entered into a Securities Purchase Agreement (“Series E Purchase Agreement”) pursuant to which the Company issued 1,920 shares of a newly authorized Series E convertible preferred stock (“Series E Preferred Stock”) in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan under the Loan Agreement. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share.

On May 16, 2024, the Company and CRG entered into another Securities Purchase Agreement (“Series H Purchase Agreement”) pursuant to which the Company issued 11,000 shares of a newly authorized Series H convertible preferred stock (“Series H Preferred Stock”) in exchange for CRG surrendering for cancellation $11.0 million of outstanding principal and accrued interest of the senior secured term loan under the Loan Agreement. Each share of Series H preferred stock has a stated value of $1,000 per share and is convertible into 259 shares of the Company’s common stock at a conversion price of $3.86 per share. Both the shares of Series E preferred stock and Series H preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess 9.99% of the Company’s outstanding voting power and in no case will the beneficial ownership limitation exceed 19.99% of the Company’s outstanding voting power on a combined basis (as CRG collectively holds all of the issued and outstanding shares of the Company’s Series A-1 Convertible Preferred Stock, Series E Convertible Preferred Stock and Series H Convertible Preferred Stock), unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b).

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

On January 26, 2024, the Company entered into Amendment No. 8 to the Loan Agreement with CRG, which reduced the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.0 million until April 1, 2024. Thereafter, the Company was subject to the minimum liquidity requirement of $3.5 million.

On March 5, 2024, the Company entered into Amendment No. 9 to the Loan Agreement with CRG, which (1) extended the interest-only period through December 31, 2026; (2) extended the period during which the Company may elect to pay a portion of interest in PIK interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted the Company to make the entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; and (4) permit the payment of dividends on the preferred stock issued or issuable to the Purchaser. The Company assessed Amendment No. 9 to the Loan Agreement and determined that this represented a loan modification. As such, the unamortized portion of previous issuance costs incurred will be amortized over the modified term, and costs incurred with third parties was expensed as incurred.

On June 5, 2024, the Company entered into Amendment No. 10 to the Loan Agreement with CRG, which reduced the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.5 million for the period commencing June 1, 2024 and ending July 31, 2024. Thereafter, the Company will be subject to the minimum liquidity requirement of $3.5 million.

Under the amended Loan Agreement, no cash payments for either principal or interest are required until the first quarter of 2027. The interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2027, the Company will be required to make quarterly principal payments (in addition to the interest) of $0.5 million with total principal payments of $1.8 million in 2027 and $1.8 million in 2028. The maturity date of the Loan (as defined in the Loan Agreement) is December 31, 2028.

The Company may voluntarily prepay the borrowings in full, with a prepayment premium beginning at 5.0% and declining by 1.0% annually thereafter, with no premium being payable if prepayment occurs after seven and half years of the loan. There is currently no prepayment premium payable. Each tranche of borrowing required the payment, on the borrowing date, of a financing fee equal to 1.5% of the borrowed loan principal, which is recorded as a discount to the debt. In addition, a facility fee equal to 15.0% of the amounts borrowed plus any PIK is to be payable at the end of the term or when the borrowings are repaid in full. A short-term liability is being accreted using the effective interest method for the facility fee over the term of the Loan Agreement with a corresponding discount to the debt. The borrowings are collateralized by a security interest in substantially all of the Company’s assets.

The Loan Agreement requires that the Company adheres to certain affirmative and negative covenants, including financial reporting requirements, certain minimum financial covenants for a pre-specified liquidity requirement and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Loan Agreement. In particular, the covenants of the amended Loan Agreement included a covenant that the Company maintain a minimum of $3.5 million of cash and certain cash equivalents. The minimum liquidity requirement was temporarily reduced to $1.5 million until July 31, 2024. The Loan Agreement also prohibits the payment of cash dividends on the Company’s capital stock and also places restrictions on mergers, sales of assets, investments, incurrence of liens, incurrence of indebtedness and transactions with affiliates. CRG may accelerate the payment terms of the Loan Agreement upon the occurrence of certain “Events of Default” set forth therein, which include the failure of the Company to make timely payments of amounts due under the Loan Agreement, the failure of the Company to adhere to the covenants set forth in the Loan Agreement, the insolvency of the Company or upon the occurrence of a “Material Adverse Change” thereunder.

As of June 30, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of June 30, 2024, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2024 (remaining six months of the year)	$—
2025	—
2026	—
2027	2,176
2028	4,060
Total	6,236
Less: Amount of PIK additions and final facility fee to be incurred subsequent to June 30, 2024	(2,050)
Less: Amount representing debt issuance costs	(142)
Borrowings, current portion, as of June 30, 2024	$4,044

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of June 30, 2024 and December 31, 2023, the balance of the aggregate debt discount was approximately $142,000 and $166,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $8,000 and $20,000 during the three months ended June 30, 2024 and 2023, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $24,000 and $41,000 during the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company incurred interest expense of approximately $286,000 and $531,000, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred interest expense of approximately $0.7 million and $1.0 million, respectively.

While, as of the date hereof, CRG has not purported that an Event of Default has resulted due to a Material Adverse Change (as those terms defined in the Loan Agreement), due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at June 30, 2024 and December 31, 2023 were classified as current in these financial statements.

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

The current lease was to expire on November 30, 2024. On March 6, 2024, the Company entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, the Company will be obligated to pay an additional $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. In total, the Company is obligated to pay approximately $7.1 million in base rent payments through November 2025, which began on December 1, 2019. The weighted average remaining lease term as of June 30, 2024 is 1.4 years.

In connection with the amendment the Company adjusted its right-of-use asset and lease liability to $2.2 million. As of the date of the amendment, the operating lease was included on the balance sheet at the present value of the future base payments discounted at a 6.5% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment as the lease does not provide an implicit rate.

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for the three months ended June 30, 2024 and 2023 was approximately $315,000 and $314,000, respectively. Rent expense for the six months ended June 30, 2024 and 2023 was approximately $631,000 and $628,000, respectively. The Company’s variable expenses for the three months ended June 30, 2024 and 2023 were approximately $83,000 and $103,000, respectively. The Company’s variable expenses for the six months ended June 30, 2024 and 2023 were approximately $173,000 and $168,000, respectively. Operating right-of-use asset amortization for the three months ended June 30, 2024 and 2023 was approximately $285,000 and $284,000, respectively. Operating right-of-use asset amortization for the six months ended June 30, 2024 and 2023 was approximately $577,000 and $564,000, respectively. Due to payments being made in excess of operating lease expense recognized, the Company recorded approximately $3,000 and $13,000 as prepaid rent included in other assets on the condensed balance sheet as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of June 30, 2024 (in thousands):

Year Ending December 31,
2024 (remaining six months of the year)	$623
2025	1,166
Total	1,789
Less: Imputed interest	(78)
Leasehold liability as of June 30, 2024	$1,711

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of June 30, 2024 and December 31, 2023 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	June 30, 2024	December 31, 2023
Right of use assets:
Operating lease	Right of use asset	$1,711	$1,102
Total right of use assets		$1,711	$1,102
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,183	$1,102
	Leasehold liability, long-term portion	528	—
Total lease liabilities		$1,711	$1,102

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.7 million as of June 30, 2024. The majority of this amount is related to commitments to purchase inventory components and services related to the manufacturing of inventory.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of June 30, 2024 and December 31, 2023, 30,229 and 62,881 shares, respectively, were issued and outstanding.

Series A Preferred Stock Exchange

On March 5, 2024, the Company entered into the A-1 Securities Purchase Agreement with CRG to exchange all 60,876 outstanding shares of Series A preferred stock for 10,000 shares of Series A-1 preferred stock. Consequently, there are no shares of Series A preferred stock outstanding as of June 30, 2024.

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

Series A-1 Convertible Preferred Stock

Each share of Series A-1 preferred stock has a stated value of $1,000 per share and is convertible into 273 shares of the Company’s common stock at $3.664 per share. The Series A-1 preferred stock is convertible into a total of 2,729,257 shares of common stock subject to certain limitations contained in the A-1 Securities Purchase Agreement. Shares of Series A-1 preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 9.99% of the Company’s outstanding voting power and in no case will the beneficial ownership limitation exceed 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b).The Series A-1 preferred stock has no liquidation preference, no voting rights and ranks junior to shares of the Company’s Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock in terms of repayment and certain other rights. The Series A-1 preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of June 30, 2024, 10,000 shares of Series A-1 preferred stock were outstanding.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of June 30, 2024 and December 31, 2023, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $1.66 per share.

Series E Convertible Preferred Stock

Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share. The Series E preferred stock is convertible into a total of 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Shares of Series E preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 9.99% of the Company’s outstanding voting power and in no case will the beneficial ownership limitation exceed 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). The holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at the Company’s option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank junior to Series H preferred stock and are senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series E preferred stock accrued additional dividends of less than $0.1 million and $0.1 million during the three and six months ended June 30, 2024, respectively, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ equity (deficit). As of June 30, 2024 and December 31, 2023, 1,920 shares of Series E preferred stock were outstanding.

Series F Convertible Preferred Stock

On March 4, 2024, in connection with the Purchase Agreement (see Note 1), the Company issued 7,224 shares of Series F Preferred Stock, at a purchase price per share of $1,000. Each share of Series F preferred stock is convertible into 273 shares of the Company’s common stock at a conversion price of $3.664 per share. The Series F preferred stock is convertible into a total of 1,972,152 shares of common stock subject to certain limitations contained in the Purchase Agreement. Shares of Series F preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 49.9% of the Company’s outstanding voting power. The holders of Series F preferred stock are entitled to receive annual accruing dividends at a rate of 5% until the third anniversary of their issuance and 8% thereafter. The dividends are payable in additional shares of Series F preferred stock or cash, at the Company’s option through the third anniversary of their issuance, and at the holder’s option thereafter. The shares of Series F preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series F preferred stock ranks junior to Series H preferred stock, pari passu with Series E preferred stock and are senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series F preferred stock accrued additional dividends of less than $0.1 million and $0.1 million during the three and six months ended June 30, 2024, respectively, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ deficit. As of June 30, 2024, 7,224 shares of Series F preferred stock were outstanding.

Series H Convertible Preferred Stock

On May 16, 2024, in connection with the Series H Purchase Agreement (see Note 4), the Company issued 11,000 shares of Series H Preferred Stock, at a purchase price per share of $1,000. Each share of Series H preferred stock is convertible into 259 shares of the Company’s common stock at a conversion price of $3.86 per share. The Series H preferred stock is convertible into a total of 2,849,000 shares of common stock subject to certain limitations contained in the Purchase Agreement. Shares of Series H preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 9.99% of the Company’s outstanding voting power and in no case will such beneficial ownership limitation exceed 19.99%, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). The holders of Series H preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at the Company’s option. The shares of Series H preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series H preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series H preferred stock accrued additional dividends of $0.1 million during the three and six months ended June 30, 2024, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ deficit. As of June 30, 2024, 11,000 shares of Series H preferred stock were outstanding.

Common Stock

As of June 30, 2024, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 1,916,434 shares were issued and outstanding.

March 2024 Offering

On March 5, 2024, in connection with the Purchase Agreement (see Note 1), the Company issued 75,327 shares of common stock at a purchase price per share of $3.664.

June 2024 Offering

On June 17, 2024, in connection with the June 2024 Offering (see Note 1), the Company issued 330,000 shares of common stock at a purchase price per share of $1.66.

Common Stock Warrants

As of June 30, 2024, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Series B Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	August 2024
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Advisor Warrants issued in the March 2024 financing	40,938	40,938	$3.664	March 2029
Pre-Funded Warrants issued in the June 2024 financing	3,284,457	3,284,457	$0.001	n/a
Series A-1 Warrants issued in the June 2024 financing	3,614,457	3,614,457	$1.66	See note (1)
Series A-2 Warrants issued in the June 2024 financing	3,614,457	3,614,457	$1.66	See note (2)
Series A-3 Warrants issued in the June 2024 financing	3,614,457	3,614,457	$1.66	See note (3)
Placement Agent Warrants issued in the June 2024 financing	216,867	216,867	$2.075	June 2029
Total as of June 30, 2024	55,433,132	14,841,729

(1)

The Series A-1 Warrants expire on the earlier of the five (5) year anniversary following the Warrant Stockholder Approval and sixty (60) days following the public announcement by the Company of the Company receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing.

(2)

Series A-2 Warrants expire on the earlier of the twenty-four (24) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement by the Company of the occurrence of the Company receiving 510(k) clearance of image-guided Coronary CTO crossing device.

(3)

The Series A-3 Warrants expire on the earlier of the nine (9) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement by the Company of the occurrence of the Company receiving FDA approval of image-guided Coronary CTO IDE application.

During July 2024, a total of 267,253 shares of the Pre-Funded Warrants were exercised resulting in the issuance of an aggregate of 267,253 shares of common stock. After giving effect to these aforementioned exercises, 3,017,204 Pre-Funded Warrants remain outstanding.

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

June 2024 Offering

On June 13, 2024, the Company entered into a securities purchase agreement with two institutional investors resulting in the issuance of among other things, Pre-Funded Warrants in lieu of common stock to purchase up to an aggregate of 3,284,457 shares of common stock of which 3,017,204 remain outstanding. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable, and have no expiration date.

In addition, the Company issued to the investors in the Offering (i) Series A-1 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock, (ii) Series A-2 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock, and (iii) Series A-3 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock. Each share of common stock or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. Each Warrant has an exercise price of $1.66 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants.

The Series A-1 Warrants expire on the earlier of the five (5) year anniversary following the Warrant Stockholder Approval and sixty (60) days following the public announcement by the Company of the Company receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing. The Series A-2 Warrants expire on the earlier of the twenty-four (24) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement by the Company of the occurrence of the Company receiving 510(k) clearance of image-guided Coronary CTO crossing device. The Series A-3 Warrants expire on the earlier of the nine (9) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement by the Company of the occurrence of the Company receiving FDA approval of image-guided Coronary CTO IDE application.

The Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees Placement Agent Warrants to purchase up to an aggregate of 216,867 shares of common stock. The Placement Agent Warrants have substantially the same terms as the Warrants issued and sold in the Offering, except that the Placement Agent Warrants have an exercise price of $2.075 per share and expire on June 13, 2029.

The exercise price and the number of shares of common stock issuable upon exercise of each Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants immediately prior to the fundamental transaction.

The Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants can be exercised at the option of the holders at any time after they become exercisable provided that shares of the Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants cannot be exercised into common stock if the applicable holder would beneficially own in excess of 4.99% (or, upon election by such holder prior to the issuance of any shares of Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants, 9.99%) of the Company’s outstanding common stock immediately after giving effect to the exercise. A holder of the Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants may, upon notice to the Company, increase or decrease such beneficial ownership limitation, but not in excess of 9.99%.

In the event of a fundamental transaction in which the holders of our voting securities immediately prior to such fundamental transaction will not, following such fundamental transaction, directly or indirectly own more than 50% of the voting securities of the surviving entity or successor entity, and in which the Company is not the successor entity or does not continue as a reporting issuer under the Exchange Act, then, at the request of the holder, the Company or the successor entity shall purchase the unexercised portion of the Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants from the holder by paying to the holder an amount, in cash, equal to the fair value of the remaining unexercised portion of the Pre-Funded Warrants, Series A-1 Warrants, Series A-2 Warrants, Series A-3 Warrants, and Placement Agent Warrants on the date of such fundamental transaction, subject to certain limitations in the event of a fundamental transaction not within our control.

8. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). On December 22, 2023, the Company’s stockholders approved an additional 300,000 shares of common stock for issuance under the 2015 Plan, which was later registered in an S-8 registration statement filed on January 10, 2024. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of June 30, 2024, 71,442 shares were available for grant under the 2015 Plan.

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

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2023	90,190	$18.45	1.04
Awarded	394,105	$2.75	—
Released	(368,503)	$4.89	—
Forfeited	(3,333)	$18.45	—
Awards outstanding at June 30, 2024	112,459	$7.85	0.55

As of June 30, 2024, there was $0.5 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.6 years. The outstanding non-vested and expected to vest RSAs at June 30, 2024 have an aggregate fair value of approximately $0.2 million. The Company used the closing market price of $1.86 per share at June 28, 2024, to determine the aggregate fair value for the RSAs outstanding at that date. For the six months ended June 30, 2024 and 2023, the fair value of RSAs vested was approximately $1.0 million and less than $0.1 million, respectively. For the three months ended June 30, 2024 and 2023, stock-based compensation expense recognized associated with the vesting of RSAs was $207,000 and $239,000, respectively. For the six months ended June 30, 2024 and 2023, stock-based compensation expense recognized associated with the vesting of RSAs was $1.3 million and $0.5 million, respectively.

Total noncash stock-based compensation expense relating to the Company’s RSAs recognized, before taxes, during the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$35	$35	$193	$63
Research and development expenses	41	51	355	134
Selling, general and administrative expenses	131	153	755	287
	$207	$239	$1,303	$484

9. Restructuring Charges and Expenses

In June 2024, the Company undertook an organizational realignment and cost reduction plan which included a reduction in force, lowering its total headcount by approximately 24%, or 17 employees, compared to March 31, 2024. Accordingly, the Company recorded a restructuring charge of approximately $66,000, relating to severance related costs at that time. As of June 30, 2024, 13 out of a total of 17 employees’ severance related costs related to the June 2024 termination had been incurred and paid. As of June 30, 2024, $4,000 of the total severance costs was included within accrued compensation on the condensed balance sheet.

In July 2024, the Company incurred and paid an additional $23,000, relating to severance costs for the remaining four affected employees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 20, 2024, titled “Risk Factors.”

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

In June 2023, we received 510(k) clearance from the FDA for Pantheris Large Vessel (“LV”), a next generation image guided atherectomy system for the treatment of larger vessels, such as the superficial femoral artery (“SFA”) and popliteal arteries. Pantheris LV is a line extension of our Pantheris and Pantheris SV family of atherectomy products. This catheter offers higher speed plaque excision for efficient removal of challenging occlusive tissue and multiple features to streamline and simplify user-operation, including enhanced tissue packing and removal, a radiopaque gauge to measure volume of plaque excised during the procedure, and enhanced guidewire management. We initiated a limited launch of the Pantheris LV during the third quarter of 2023 and expect to expand to full commercial availability within the United States in the second half of 2024.

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

We have assembled a team with extensive medical device development and commercialization experience in both start-up and large, multi-national medical device companies. We assemble all of our catheter products at our manufacturing facility but certain critical processes, such as coating and sterilization, are performed by outside vendors. Our Lightbox 3 imaging console is assembled through a qualified contract manufacturer. We expect our current manufacturing facility in California will be sufficient through at least 2025.

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

We took definitive steps pursuant to our plan as presented to the Panel to ensure our compliance with the Equity Requirement and all other applicable criteria for continued listing on Nasdaq. We undertook certain actions which included among other things (i) converting $11.0 million of outstanding indebtedness into equity in May 2024, (ii) issuing additional shares of capital stock, (iii) completion of a public equity offering in June 2024 in which we received gross proceeds of $6.0 million through the issuance of a combination of common stock and pre-funded warrants and (iv) entry into a securities purchase agreement in March 2024 as part of a larger strategic partnership and collaboration transaction representing entry into a number of financing, licensing and other agreements (“Strategic Collaboration”) in which we received gross proceeds of $7.5 million and expect to receive another $7.5 million upon the successful completion of certain milestones, discussed in more detail below. This financing transaction was an integral part of the plan presented to the Panel.

On May 29, 2024, we were formally notified by Nasdaq that we have regained compliance with the stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) and evidenced compliance with all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the listing matter, which was reviewed by the Panel has been closed.

We will be subject to a “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), through May 29, 2025. If within the monitoring period we fail to evidence compliance with the Equity Requirement, we would not be allowed to provide to the Staff a plan to regain compliance with the Equity Requirement; rather, the Staff would be required to issue a delist determination. We would in that case have the opportunity to request a new hearing before the Panel, which request would stay any further action by the Staff.

We anticipate we will need to issue additional shares of capital stock through various other financing transactions in order to maintain compliance with the Equity Requirement, the most recent of which occurred in June 2024 in a best efforts public offering resulting in gross proceeds of $6.0 million. However, we may not be successful in executing such future transactions on terms favorable to us, or at all, and may not be able to maintain compliance with Nasdaq’s listing requirements, including the Equity Requirement.

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

Financing Agreements

On March 4, 2024, in connection with the Strategic Collaboration, we and Zylox-Tonbridge Medical Limited, a wholly-owned subsidiary of Zylox-Tonbridge (the “Purchaser”), entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Purchaser agreed to purchase, in two tranches, up to an aggregate of $15 million in shares of our common stock, and shares of two new series of our preferred stock (the “Private Placement”). On March 5, 2024, (the “Initial Closing”), we issued to the Purchaser 75,327 shares of the common stock at a purchase price per share of $3.664 (the “Purchase Price”), and 7,224 shares of a newly authorized Series F convertible preferred stock, par value $0.001 per share (the “Series F Preferred Stock”), at a purchase price per share of $1,000, for an aggregate purchase price of $7.5 million.

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

On May 22, 2024, we held a special meeting of stockholders to vote on the following proposals resulting from the Private Placement (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.9% of our outstanding common stock, which may be deemed a “change of control” under Nasdaq Listing Rule 5635(b) and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones. Both proposals were approved by our stockholders. There were no conversions of Series F Preferred Stock during the three or six months ended June 30, 2024.

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

Reduction in Force

In June 2024, we undertook a cost reduction plan and concurrent organizational realignment which included a company-wide reduction in force lowering our total headcount by 17 employees. This workforce reduction was designed to reduce operating expenses while continuing to support major product development and clinical initiatives related to our coronary product development program. Our sales personnel headcount dedicated to our peripheral business was reduced to 18, down from 27 as of March 31, 2024, a difference of 33%. The organizational realignment within sales was designed, in part, to focus our commercial efforts on driving catheter utilization in our strongest peripheral markets, around our most productive sales professionals. The strategic reduction in the field sales force and one individual in sales leadership was designed to maintain robust engagement with higher volume users of our Lumivascular technology and position us to maintain and support utilization of our catheters within our installed base of accounts leveraging our existing and next generation products, namely Pantheris LV and Tigereye ST.

Financing

During the three and six months ended June 30, 2024, our net loss and comprehensive net loss was $4.4 million and $9.9 million, respectively; during the years ended December 31, 2023 and 2022, our net loss and comprehensive loss was $18.3 million and $17.6 million, respectively. We have not been profitable since inception, and as of June 30, 2024, our accumulated deficit was $430.6 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

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

On August 2, 2023, we entered into a Series E preferred stock Purchase Agreement (the “Series E Purchase Agreement”) with CRG, pursuant to which we issued 1,920 shares of newly authorized Series E convertible preferred stock in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of our common stock at a conversion price of $10.725 per share. The Series E preferred stock is initially convertible into 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Under the terms of the Series E Purchase Agreement, the holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at our option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank junior to Series H preferred stock and senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.

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

On May 16, 2024, we entered into a Series H preferred stock Purchase Agreement (the “Series H Purchase Agreement”) with CRG pursuant to which we issued 11,000 shares of a newly authorized Series H convertible preferred stock in exchange for CRG surrendering for cancellation $11.0 million of outstanding principal and accrued interest of the senior secured term loan under the Loan Agreement. Each share of Series H preferred stock has a stated value of $1,000 per share and is convertible into 259 shares of our common stock at a conversion price of $3.86 per share. The Series H preferred stock is initially convertible into 2,849,000 shares of common stock subject to certain limitations contained in the Series H Purchase Agreement. Under the terms of the Series H Purchase Agreement, the holders of Series H preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series H preferred stock or cash, at our option. The shares of Series H preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series H preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.

The shares of Series A-1 preferred stock, Series E preferred stock and Series H preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 9.99% of the Company’s outstanding voting power and in no case will the beneficial ownership limitation exceed 19.99% of the Company’s outstanding voting power on a combined basis (as CRG collectively holds all of the issued and outstanding shares of the Company’s Series A-1 convertible preferred stock, Series E convertible preferred stock and Series H convertible preferred stock), unless approved by our stockholders in accordance with Nasdaq Listing Rule 5635(b).

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

On June 5, 2024, we entered into Amendment No. 10 to the Loan Agreement with CRG, which reduced the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.5 million for the period commencing June 1, 2024 and ending July 31, 2024. Thereafter, we will be subject to the minimum liquidity requirement of $3.5 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 20, 2024.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to decrease in 2024 due to reductions in sales personnel resulting from reductions in force (“RIF”), attrition, competitive labor market, and other factors, partially offset by the expansion of market presence of our Tigereye ST and Pantheris LV products. There was one customer that represented 16% of revenues for each of the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, there was one customer that represented 17% and 16% of revenues, respectively.

Revenues may fluctuate from quarter to quarter due to a variety of factors including capital equipment purchasing patterns that are typically increased towards the end of the calendar year and decreased in the first quarter and our ability to have product available in light of supply chain challenges. In addition, during the first quarter, our results can be harmed by adverse weather and by resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures. In the third quarter, the number of elective procedures nationwide is historically lower than other quarters throughout the year, which we believe is primarily attributable to the summer vacations of physicians and their patients. Additionally, we believe hospital capacity and resource staffing issues have had an adverse effect on our ability to generate sales in past periods due to the fluctuating and unpredictable levels of capacity medical providers have to perform procedures that require the use of our products.

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

Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenues	$1,847	$2,041	$3,706	$3,929
Cost of revenues	1,469	1,436	2,985	2,688
Gross profit	378	605	721	1,241
Gross margin	20%	30%	19%	32%
Operating expenses:
Research and development	904	988	1,966	2,344
Selling, general and administrative	3,601	3,346	7,971	6,884
Total operating expenses	4,505	4,334	9,937	9,228
Loss from operations	(4,127)	(3,729)	(9,216)	(7,987)
Interest expense, net	(234)	(445)	(650)	(837)
Other (expense) income, net	(1)	(2)	(13)	4
Net loss and comprehensive loss	$(4,362)	$(4,176)	$(9,879)	$(8,820)

Comparison of Three Months Ended June 30, 2024 and 2023

Revenues.

For the three months ended June 30, 2024, revenues decreased by approximately $0.2 million or 10% compared to the three months ended June 30, 2023. Revenues related to sales of our disposable catheters decreased by 9% to $1.7 million while revenues related to our Lightbox and other revenues decreased by 19% to $0.1 million. The decreased revenues reflects the impact of the reduced size of our field sales force, as well as a strategic decision we made in June 2024 to realign the focus of our sales force on driving the utilization at our current active user base in our strongest markets rather than on building new active users in other peripheral markets.

Cost of Revenues and Gross Margin.

For the three months ended June 30, 2024, cost of revenues increased by less than $0.1 million or 2% compared to the three months ended June 30, 2023. This increase was primarily attributable fluctuations in labor costs and inventory production, increased material costs and other ancillary expenditures. Stock-based compensation expense within cost of revenues totaled $35,000 for each the three months ended June 30, 2024 and 2023.

Gross margin for the three months ended June 30, 2024 decreased to 20%, compared to 30% during the three months ended June 30, 2023. There are significant amounts of overhead costs, specifically in the form of labor, associated with manufacturing and production of inventory embedded in cost of revenues that will typically fluctuate due to the levels of inventory being produced, production schedule changes, lead times and other factors. The decrease in gross margin was primarily due to the decrease in the production levels of inventory and rising costs of materials. This decrease was compounded by the decrease in revenues which resulted in a decline in economies of scale.

Research and Development Expenses.

R&D expense for the three months ended June 30, 2024 decreased by approximately $0.1 million or 9% compared to the three months ended June 30, 2023. The decrease is primarily due to the completion of our development efforts of Tigereye ST and Pantheris LV occurring during 2023, partially offset by ongoing product development of our coronary device program. Stock-based compensation expense within R&D totaled approximately $41,000 and $51,000 for the three months ended June 30, 2024 and 2023, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the three months ended June 30, 2024 increased by $0.3 million or 8%, compared to the three months ended June 30, 2023. This increase was primarily attributable to increases in third-party professional services and other ancillary expenses related to the administration of the special proxy resulting from the closing of the Zylox-Tonbridge transaction and other corporate activities. We also experienced increases of quality assurance expenses related to regulatory and compliance activities. Stock-based compensation expense within SG&A totaled $131,000 and $153,000 for the three months ended June 30, 2024 and 2023, respectively. We expect SG&A expense to decline based on the impact of the reduced size of our field sales force deployed within the United States, and other cost reduction measures we undertook in the strategic realignment in June 2024, potentially offset by fluctuations in revenues and consequently variable compensation, and other corporate activities that we undertake.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest Expense, net for the three months ended June 30, 2024 decreased by approximately $0.2 million or 47% compared to the three months ended June 30, 2023, which resulted from lower PIK interest due to a smaller CRG loan balance resulting from the conversion of $11.0 million of principal and accrued interest in May 2024. This was partially offset by a decrease in interest income due to a lower average cash balance.

Other (Expense) Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other (expense) income, net for the three months ended June 30, 2024 remained relatively flat in comparison to the three months ended June 30, 2023 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Comparison of Six Months Ended June 30, 2024 and 2023

Revenues.

For the six months ended June 30, 2024, revenue decreased by approximately $0.2 million or 6% compared to the six months ended June 30, 2023. Revenues related to sales of our disposable catheters decreased by 6% to $3.4 million while revenues related to our Lightbox and other revenues increased by 1% to $0.3 million. The decreased revenues reflects the impact of the reduced size of our field sales force, as well as a strategic decision we made in June 2024 to realign the focus of our sales force on driving the utilization at our current active user base in our strongest markets rather than on building new active users in other peripheral markets.

Cost of Revenues and Gross Margin.

For the six months ended June 30, 2024, cost of revenues increased by $0.3 million or 11% compared to the six months ended June 30, 2023. This increase was primarily attributable fluctuations in labor costs and inventory production, increased material costs and other ancillary expenditures. Stock-based compensation expense within cost of revenues totaled $193,000 and $63,000 for the six months ended June 30, 2024 and 2023, respectively.

Gross margin for the six months ended June 30, 2024 decreased to 19%, compared to 32% during the six months ended June 30, 2023. There are significant amounts of overhead costs, specifically in the form of labor, associated with manufacturing and production of inventory embedded in cost of revenues that will typically fluctuate due to the levels of inventory being produced, production schedule changes, lead times and other factors. The decrease in gross margin was primarily due to the decrease in the production levels of inventory and rising costs of materials. This decrease was compounded by the decrease in revenues which resulted in a decline in economies of scale.

Research and Development Expenses.

R&D expense for the three months ended June 30, 2024 decreased by approximately $0.4 million or 16% compared to the six months ended June 30, 2023. The decrease is primarily due to the completion of our development efforts of Tigereye ST and Pantheris LV occurring during 2023 and reduced headcount, partially offset by ongoing product development of our coronary device program. Stock-based compensation expense within R&D totaled approximately $355,000 and $134,000 for the six months ended June 30, 2024 and 2023, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the six months ended June 30, 2024 increased by $1.1 million or 16%, compared to the six months ended June 30, 2023. This increase was primarily attributable to increases in third-party professional services and other ancillary expenses related to the consummation of the Zylox-Tonbridge transaction administration, the special proxy resulting from the closing of the Zylox-Tonbridge transaction, increases in franchise and other taxes, and other corporate activities. There were also increased allocations of quality assurance expenses related to regulatory and compliance activities. Stock-based compensation expense within SG&A totaled $755,000 and $287,000 for the six months ended June 30, 2024 and 2023, respectively. We expect SG&A expense to decline based on the impact of the reduced size of our field sales force deployed within the United States, and other cost reduction measures we undertook in the strategic realignment in June 2024, potentially offset by fluctuations in revenues and consequently variable compensation, and other corporate activities that we undertake.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest Expense, net for the six months ended June 30, 2024 decreased by approximately $0.2 million or 22% compared to the six months ended June 30, 2023, which resulted from lower PIK interest due to a smaller CRG loan balance resulting from the conversion of $11.0 million of principal and accrued interest in May 2024. This was partially offset by a decrease in interest income due to a lower average cash balance.

Other (Expense) Income, Net.

Other (expense) income, net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other (expense) income, net for the six months ended June 30, 2024 remained relatively flat in comparison to the six months ended June 30, 2023 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $8.8 million and an accumulated deficit of $430.6 million, compared to cash and cash equivalents of $5.3 million and an accumulated deficit of $420.7 million as of December 31, 2023. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $8.8 million at June 30, 2024 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the end of the fourth quarter of 2024.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our “at-the-market” program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We will need to raise additional capital through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement of the Nasdaq Listing Rules. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. Our financial statements for the three and six months ended June 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity Financings

March 2024 Financing

In connection with our the Strategic Collaboration, we entered into the Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to purchase, in two tranches, up to an aggregate of $15 million in shares of our common stock, and shares of two new series of our preferred stock. On March 5, 2024, we issued to the Purchaser 75,327 shares of the common stock at a purchase price per share of $3.664, and 7,224 shares of a newly authorized Series F convertible preferred stock, par value $0.001 per share, for an aggregate purchase price of $7.5 million. Each share of Series F Preferred Stock has a stated value of $1,000 and is initially convertible into approximately 273 shares of common stock at a conversion price equal to the Purchase Price, subject to the terms of the Series F Certificate of Designation.

Upon completion of the following as mutually agreed upon by us and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture our products, and (ii) our achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue related to sales of our products to Zylox-Tonbridge (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares of our new Series G Preferred Stock. Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of common stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the common stock on the date immediately preceding the Milestone Closing, and (z) the average closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20. There can be no guarantee that such Milestone Closing will occur.

June 2024 Offering

On June 13, 2024, we entered into a securities purchase agreement with two institutional investors for the issuance and sale of 3,614,457 shares of its common stock in a best efforts public offering (“the Offering”) at a purchase price of $1.66 per share, or pre-funded warrants in lieu thereof. We received aggregate net proceeds of approximately $5.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

As a result, we issued (i) 330,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 3,284,457 shares of common stock (the “Pre-Funded Warrants”). As of June 30, 2024, all the Pre-Funded Warrants remained outstanding. On July 22, 2024, holders of Pre-Funded Warrants opted to exercise a portion of their warrants into common stock. During July 2024, a total of 267,253 shares of the Pre-Funded Warrants were exercised resulting in the issuance of an aggregate of 267,253 shares of common stock. After giving effect to these aforementioned exercises, 3,017,204 Pre-Funded Warrants remain outstanding.

In addition, we issued to the investors in the Offering (i) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock, (ii) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock, and (iii) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock. Each share of common stock or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. Each Warrant has an exercise price of $1.66 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Warrants (“Warrant Stockholder Approval”).

The Series A-1 Warrants expire on the earlier of the five (5) year anniversary following the Warrant Stockholder Approval and sixty (60) days following the public announcement by us of us receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing. The Series A-2 Warrants expire on the earlier of the twenty-four (24) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement us of the occurrence of us receiving 510(k) clearance of image-guided Coronary CTO crossing device. The Series A-3 Warrants expire on the earlier of the nine (9) month anniversary following the Warrant Stockholder Approval and sixty (60) days following the date of the public announcement by us of the occurrence of us receiving FDA approval of image-guided Coronary CTO investigational device exemption (“IDE”) application.

Pursuant to an engagement letter (the “Engagement Letter”) with H.C. Wainwright & Co., LLC (the “Agent”), we, in connection with the Offering, agreed to issue to the Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 216,867 shares of common stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Warrants issued and sold in the Offering, except that the Placement Agent Warrants have an exercise price of $2.075 per share and expire on June 13, 2029.

At The Market Offering Agreement

On May 20, 2022, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with the Agent, as sales agent, pursuant to which we may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to our shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. On August 3, 2022, we suspended sales under the ATM Agreement. On March 17, 2023, we reactivated the ATM Agreement. During the year ended December 31, 2023, we sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. There were no sales under the ATM Agreement during the six months ended June 30, 2024. While we may attempt additional sales in the future, there can be no assurance that we will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, we currently do not have any commitment to obtain additional funds.

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of June 30, 2024, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,260	$529	$—	$—	$1,789
CRG Loan (2)	—	1,115	5,121	—	6,236
Non-cancelable purchase commitments (3)	656	21	—	—	677
	$1,916	$1,665	$5,121	$—	$8,702

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2025.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of June 30, 2024, is $4.0 million. The contractual obligation in the table above of $6.2 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2028 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Note 4. Borrowings.”

(3)	Non-cancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

CRG Loan

We have entered into several amendments to the Loan Agreement (the “Amendments”) with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the  Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2028; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for all years; (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement)  regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights, and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement). The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of June 30, 2024, is $4.0 million. However, upon maturity of the obligations under the Loan Agreement in December 2028, we will be obligated to pay $6.2 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2028 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at June 30, 2024 and December 31, 2023 is classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Part 1, Item 1, “Unaudited Financial Statements,” Note 4 for additional details.

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

On June 5, 2024, we entered into Amendment No. 10 to the Loan Agreement with CRG, which reduced the minimum liquidity requirement of the Loan Agreement from $3.5 million to $1.5 million for the period commencing June 1, 2024 and ending July 31, 2024. Thereafter, we will be subject to the minimum liquidity requirement of $3.5 million.

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

The lease will expire on November 30, 2025. We are obligated to pay a total of approximately $7.1 million in base rent payments through November 2025. The weighted average remaining lease term as of June 30, 2024 is 1.4 years.

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

Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,302)	$(7,513)
Investing activities	—	—
Financing activities	11,833	37
Net change in cash and cash equivalents	$3,531	$(7,476)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $8.3 million, consisting primarily of a net loss of $9.9 million and an increase in net operating assets of $0.8 million, partially offset by non-cash charges of $2.3 million. Non-cash charges primarily related to non-cash interest expense of $0.7 million and stock-based compensation of $1.3 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due; decrease in accrued compensation as certain bonuses relating to retention of key individuals and company-wide bonuses were paid; and a decrease in long-term liabilities relating to certain retention bonuses being reclassified to accrued compensation as they became due within less than one year. These increases were partially offset by a decline in inventory which include components and labor, in an effort to optimize inventory levels in anticipation of forecasted demand in light of extended lead times and shifting product mix primarily related to new product introductions of Tigereye ST and Pantheris LV.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 of $11.8 million relates to $7.0 million of proceeds, net of commissions and various issuance costs, from the issuance of preferred stock and common stock in the Private Placement in March 2024 and $5.2 million of proceeds, net of commissions and various issuance costs from the issuance of a combination of common stock and pre-funded warrants in June 2024. This was partially offset by the payment of approximately $0.4 million in satisfaction of certain tax obligations related to net share settlement on restricted stock awards vesting during the quarter.

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

Credit Risk

As of June 30, 2024, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At June 30, 2024, there was one customer that represented 20% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 29, 2024, we were formally notified by Nasdaq that we have regained compliance with the stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) and evidenced compliance with all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the listing matter, which was reviewed by the Panel has been closed.

We will be subject to a “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B), through May 29, 2025. If within the monitoring period we fail to evidence compliance with the Equity Requirement, we would not be allowed to provide to the Staff a plan to regain compliance with the Equity Requirement; rather, the Staff would be required to issue a delist determination. We would in that case have the opportunity to request a new hearing before the Panel, which request would stay any further action by the Staff.

We anticipate we will need to issue additional shares of capital stock through various other financing transactions in order to maintain compliance with the Equity Requirement, the most recent of which occurred in June 2024 in a best efforts public offering resulting in gross proceeds of $6.0 million. However, we may not be successful in executing such future transactions on terms favorable to us, or at all. In addition, there can be no guarantee that such efforts will succeed in helping us maintain compliance with the Nasdaq Listing Rules.

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

Under our Term Loan Agreement (the “Loan Agreement”) with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at June 30, 2024 and December 31, 2023 are classified as current. In addition, we may not be able to generate sufficient liquidity or revenue to satisfy minimum liquidity and minimum revenue covenants under the Loan Agreement. If we fail to satisfy such requirements, we will be in default under the Loan Agreement and all outstanding amounts under the Loan Agreement will become immediately due.

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

Even though we received net proceeds of approximately $7.0 million from the sale of our common stock and Series F Convertible Preferred Stock in the Private Placement in March 2024 and $5.2 million from the sale of a combination of our common stock and Pre-Funded Warrants in a public offering in June 2024, we believe that our cash and cash equivalents at June 30, 2024, together with the aforementioned financing, debt and other financing activities and expected revenues from operations, will not be sufficient to satisfy our capital requirements and fund our operations beyond the fourth quarter of 2024. We will need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization, and to regain compliance with the Equity Requirement under the Nasdaq Listing Rules. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders. Macroeconomic challenges and volatility in capital markets could further limit our ability to raise capital when needed on terms favorable to us, or at all. In addition, while we have been able to raise capital from the sale of shares under our at-the-market program, the limitations under instruction I.B.6 of Form S-3, as well as possible low volume of trading in our securities, will limit our ability to continue raising funds through such program.

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

10b5-1 Trading Plans

During the second quarter of 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Officer Compensation Adjustment

Effective July 1, 2024, Nabeel Subainati, our Vice President of Finance who serves as the Principal Financial Officer and Principal Accounting Officer received an increase to his base salary to $280,800, an increase of $10,800 or 4%. Concurrently, Mr. Subainati received an increase to his discretionary bonus to 45%, an increase of 5%. The discretionary bonus is subject to the achievement of certain company-wide goals established by our board of directors and payable semi-annually.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Title
3.1

Certificate of Designation of Preferences, Rights, and Limitations of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed May 16, 2024).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 17, 2024).

4.2	Form of Series A-1 Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 17, 2024).

4.3	Form of Series A-2 Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed June 17, 2024).

4.4	Form of Series A-3 Warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed June 17, 2024).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed June 17, 2024).

10.1

Securities Purchase Agreement, dated May 16, 2024, by and between the Company and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 16, 2024).

10.2	Consent to Term Loan Agreement, dated May 16, 2024, by and between the Company and the Lenders (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 16, 2024).

10.3

Amendment No. 10 to Term Loan Agreement dated June 5, 2024 by and among the Company and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 7, 2024).

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 19.1 to our Current Report on Form 8-K filed June 17, 2024).

31.1*	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Avinger, Inc.
(Registrant)

Date: August 8, 2024	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	/s/ NABEEL SUBAINATI
Nabeel Subainati
Vice President, Finance
(Principal Financial and Accounting Officer)