Form 10-Q
period 2024-09-30
Avinger Inc
filed 2024-11-07
CIK 1506928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 3,196,791.

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

AVINGER, INC.

AS OF AND FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

AVINGER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,901	$5,275
Accounts receivable, net of allowance for doubtful accounts of $56 and $41 at September 30, 2024 and December 31, 2023, respectively	877	1,014
Inventories, net	3,759	5,298
Prepaid expenses and other current assets	947	575
Total current assets	11,484	12,162

Right of use asset	1,427	1,102
Property and equipment, net	466	487
Other assets	224	19
Total assets	$13,601	$13,770

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$921	$777
Accrued compensation	1,962	2,311
Preferred stock dividends payable	653	—
Accrued expenses and other current liabilities	589	817
Leasehold liability, current portion	1,210	1,102
Borrowings	4,168	14,293
Total current liabilities	9,503	19,300

Leasehold liability, long-term portion	217	—
Other long-term liabilities	6	672
Total liabilities	9,726	19,972

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock issuable in series, par value of $0.001;
Shares authorized: 5,000,000 at September 30, 2024 and December 31, 2023;
Shares issued and outstanding: 30,229 and 62,881 at September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $18,338 and $62,796 at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value of $0.001;
Shares authorized: 100,000,000 at September 30, 2024 and December 31, 2023;
Shares issued and outstanding: 2,783,891 and 1,279,928 at September 30, 2024 and December 31, 2023, respectively	3	1
Additional paid-in capital	438,153	414,493
Accumulated deficit	(434,281)	(420,696)
Total stockholders’ equity (deficit)	3,875	(6,202)
Total liabilities and stockholders’ equity (deficit)	$13,601	$13,770

AVINGER, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,650	$1,817	$5,356	$5,746
Cost of revenues	1,224	1,429	4,209	4,117
Gross profit	426	388	1,147	1,629

Operating expenses:
Research and development	1,086	1,044	3,052	3,388
Selling, general and administrative	3,009	3,377	10,980	10,261
Total operating expenses	4,095	4,421	14,032	13,649
Loss from operations	(3,669)	(4,033)	(12,885)	(12,020)

Interest expense, net	(48)	(455)	(698)	(1,292)
Other income (expense), net	11	12	(2)	16
Net loss and comprehensive loss	(3,706)	(4,476)	(13,585)	(13,296)
Accretion of preferred stock dividends	(349)	2,436	(652)	—
Gain on exchange of Series A for Series A-1 convertible preferred stock	—	—	1,908	—
Net loss applicable to common stockholders	$(4,055)	$(2,040)	$(12,329)	$(13,296)

Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(2.92)	$(6.93)	$(21.48)
Weighted average common shares used to compute net loss per share, basic and diluted	2,224	698	1,780	619

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	60,961	$—	622,578	$9	$404,597	$(411,196)	$(6,590)
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	600,454	1	5,136	—	5,137
Conversion of CRG loan principal into Series E convertible preferred stock	1,920	—	—	—	1,920	—	1,920
Employee stock-based compensation	—	—	—	—	219	—	219
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	56,896	(9)	9	—	—
Waiver of Series A preferred stock dividends	—	—	—	—	2,436	—	2,436
Net and comprehensive loss	—	—	—	—	—	(4,476)	(4,476)
Balance at September 30, 2023	62,881	$—	1,279,928	$1	$414,317	$(415,672)	$(1,354)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	30,229	$—	1,916,434	$2	$438,326	$(430,575)	$7,753
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	—	—	(45)	—	(45)
Conversion of CRG loan principal into Series H convertible preferred stock	—	—	—	—	—	—	—
Exercises of pre-funded warrants for common stock	—	—	867,457	1	—	—	1
Employee stock-based compensation	—	—	—	—	222	—	222
Accretion of preferred stock dividends	—	—	—	—	(349)	—	(349)
Net and comprehensive loss	—	—	—	—	—	(3,706)	(3,706)
Balance at September 30, 2024	30,229	$—	2,783,891	$3	$438,153	$(434,281)	$3,875

AVINGER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(unaudited)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	60,961	$—	522,177	$8	$406,514	$(402,376)	$4,146
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	607,236	1	5,173	—	5,174
Conversion of CRG loan principal into Series E convertible preferred stock	1,920	—	—	—	1,920	—	1,920
Exercise of pre-funded warrants for common stock	—	—	91,325	1	(2)	—	(1)
Issuance of common stock upon vesting of restricted stock units	—	—	2,294	—	—	—	—
Employee stock-based compensation	—	—	—	—	703	—	703
Reclassifications and adjustments due to rounding impact from reverse stock split for fractional shares	—	—	56,896	(9)	9	—	—
Net and comprehensive loss	—	—	—	—	—	(13,296)	(13,296)
Balance at September 30, 2023	62,881	$—	1,279,928	$1	$414,317	$(415,672)	$(1,354)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	62,881	$—	1,279,928	$1	$414,493	$(420,696)	$(6,202)
Issuance of common stock and Series F preferred stock in a Private Placement, net of commissions and issuance costs	7,224	—	75,327	—	6,880	—	6,880
Issuance of common stock warrants in connection with the Private Placement	—	—	—	—	127	—	127
Exercises of pre-funded warrants for common stock	—	—	867,457	1	—	—	1
Issuance of common stock in public offerings, net of commissions and issuance costs	—	—	330,000	—	5,155	—	5,155
Conversion of CRG loan principal into Series H convertible preferred stock	11,000	—	—	—	11,000	—	11,000
Cancellation of Series A preferred stock	(60,876)	—	—	—	—	—	—
Issuance of Series A-1 preferred stock, net of commissions and issuance costs	10,000	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	—	—	368,503	1	—	—	1
Net share settlement of restricted stock awards in satisfaction of tax obligations	—	—	(137,324)	—	(374)	—	(374)
Employee stock-based compensation	—	—	—	—	1,525	—	1,525
Accretion of preferred stock dividends	—	—	—	—	(652)	—	(652)
Net and comprehensive loss	—	—	—	—	—	(13,585)	(13,585)
Balance at September 30, 2024	30,229	$—	2,783,891	$3	$438,153	$(434,281)	$3,875

AVINGER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(13,585)	$(13,296)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Depreciation and amortization	245	214
Amortization of debt issuance costs and debt discount	32	62
Stock-based compensation	1,525	703
Noncash interest expense and other charges	844	1,488
Change in right of use asset	16	42
Provision for excess and obsolete inventories	111	350
Other non-cash charges	14	(51)
Changes in operating assets and liabilities:	—	—
Accounts receivable	122	278
Inventories	1,205	(996)
Prepaid expenses and other current assets	(372)	(188)
Other assets	(221)	21
Accounts payable	144	(82)
Accrued compensation	(349)	(250)
Accrued expenses and other current liabilities	(228)	240
Other long-term liabilities	(666)	422
Net cash used in operating activities	(11,163)	(11,043)

Cash flows from investing activities
Purchase of property and equipment	—	(8)
Net cash used in investing activities	—	(8)

Cash flows from financing activities
Proceeds from the issuance of common stock and convertible preferred stock in a private placement, net of commissions and issuance costs	7,007	—
Proceeds from issuance of common stock upon warrant exercises	1	—
Proceeds from the issuance of common stock in public offerings, net of commissions and issuance costs	5,155	5,173
Net share settlement on restricted stock awards in satisfaction of tax obligations	(374)	—
Net cash provided by financing activities	11,789	5,173

Net change in cash and cash equivalents	626	(5,878)
Cash and cash equivalents, beginning of period	5,275	14,603
Cash and cash equivalents, end of period	$5,901	$8,725

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Increase to right of use asset and leasehold liability arising from lease amendment	$1,177	$—
Conversion of CRG loan principal and accrued interest into Series H convertible preferred stock	$11,000	$1,920
Accretion of preferred stock dividends	$652	$—
Reclassification of other long-term liabilities to accrued compensation	$—	$796
Transfers between inventory and property and equipment	$223	$32

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

In the course of its activities, the Company has incurred losses and negative cash flows from operations since its inception. As of September 30, 2024, the Company had an accumulated deficit of $434.3 million. The Company expects to incur losses for the foreseeable future. The Company believes that its cash and cash equivalents of $5.9 million at September 30, 2024, together with debt and other financing activities and expected revenues from operations will be sufficient to allow the Company to fund its current operations through the end of the fourth quarter of 2024. On March 5, 2024, the Company entered into a financing as part of a broader strategic collaboration with Zylox-Tonbridge Medical Technology Co., Ltd. (“Zylox-Tonbridge”) in which the Company received an aggregate of $7.5 million before any commissions, legal and accounting fees, and other ancillary expenses as described more fully below. On June 17, 2024, the Company completed a public offering in which it received an aggregate of $6.0 million before any commissions, legal and accounting fees, and other ancillary expenses. The Company had also received net proceeds of approximately $6.5 million from the sale of its common stock under an At The Market Offering Agreement from the time of activation through the quarter ended September 30, 2024. On October 17, 2024, the Company reactivated the ATM Agreement. During October and part of November 2024, the Company sold 107,080 shares of common stock pursuant to the ATM Agreement at an average price of  $0.82 per share for aggregate proceeds of approximately $88,000, of which approximately $2,600 was paid in the form of commissions to the Agent. The Company may seek to raise additional funds in future equity offerings to meet its operational needs and capital requirements for product development, clinical trials and commercialization or other strategic objectives.

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

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the “Material Adverse Change” clause in the Loan Agreement with CRG Partners III L.P. and certain of its affiliated funds (collectively “CRG”), the entire amount of outstanding borrowings at September 30, 2024 and December 31, 2023 has been classified as current in these financial statements. CRG has not purported that an Event of Default (as defined in the Loan Agreement) has occurred due to a Material Adverse Change.

Currently substantially all of the Company’s cash and cash equivalents are held at a single financial institution. The Company’s previous banking partner was acquired by another financial institution in 2023 following closure by state regulators. The Company has regained access to its accounts with the new institution and is currently reviewing its banking relationships. Potential future disruptions to financial institutions where the Company holds accounts or has credit arrangements, or more widespread disruptions in the financial services industry, could negatively impact the Company’s access to cash and cash equivalents.

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

As a result, the Company issued (i) 330,000 shares of common stock, (ii) and pre-funded warrants in lieu of common stock to purchase up to an aggregate of 3,284,457 shares of common stock (the “Pre-Funded Warrants”). During the third quarter of 2024, a total of 867,457 shares of the Pre-Funded Warrants were exercised resulting in the issuance of an aggregate of 867,457 shares of common stock. After giving effect to these aforementioned exercises, as of September 30, 2024, 2,417,000 Pre-Funded Warrants remain outstanding.

In addition, the Company issued to the investors in the Offering (i) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock, (ii) Series A-2 warrants (the “Series A-2 Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock, and (iii) Series A-3 warrants (the “Series A-3 Warrants,” and together with the Series A-1 Warrants and Series A-2 Warrants, the “Warrants”) to purchase up to an aggregate of 3,614,457 shares of common stock. Each share of common stock or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. Each Warrant has an exercise price of $1.66 per.

The Series A-1 Warrants expire on the earlier of August 12, 2029 and 60 days following the public announcement by the Company of the Company receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing. The Series A-2 Warrants expire on the earlier of August 12, 2026 60 days following the date of the public announcement by the Company of the occurrence of the Company receiving 510(k) clearance of image-guided Coronary CTO crossing device. The Series A-3 Warrants expire on the earlier of May 12, 2025 60 days following the date of the public announcement by the Company of the occurrence of the Company receiving FDA approval of image-guided Coronary CTO investigational device exemption (“IDE”) application.

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

At The Market Offering Agreement

On May 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), as sales agent, pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share (the “Shares”) up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to the Company’s shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. On August 3, 2022, the Company suspended sales under the ATM Agreement. On March 17, 2023, the Company reactivated the ATM Agreement. During the year ended December 31, 2023, the Company sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. There were no sales under the ATM Agreement during the three or nine months ended September 30, 2024. On October 17, 2024, the Company reactivated the ATM Agreement. During October and part of November 2024, the Company sold 107,080 shares of common stock pursuant to the ATM Agreement at an average price of  $0.82 per share for aggregate proceeds of approximately $88,000, of which approximately $2,600 was paid in the form of commissions to the Agent. While the Company may attempt additional sales in the future, there can be no assurance that the Company will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, the Company currently does not have any commitments to obtain additional funds.

Strategic Partnership and Private Placement

On March 4, 2024, the Company entered into a License and Distribution Agreement (the “License Agreement”) with Zylox-Tonbridge effective as of the Initial Closing (defined below), pursuant to which the Company will license and distribute certain of the Company’s products (including consumables) in the Greater China region, including mainland China, Hong Kong, Macao, and Taiwan (the “Territory”). Zylox-Tonbridge will lead all regulatory activities for the registration of the Avinger products in the Territory. Avinger will also license its intellectual property and know-how related to Avinger products to Zylox-Tonbridge so that Zylox-Tonbridge can manufacture the localized products in the Territory. Avinger will supply Avinger products to Zylox-Tonbridge until Zylox-Tonbridge’s manufacturing capability has been established and Zylox-Tonbridge has obtained the regulatory approval of the localized products manufactured by Zylox-Tonbridge. All sales of Avinger products locally manufactured by Zylox-Tonbridge with regulatory approval by the regulatory authorities in the Territory and commercialized in the Territory will be royalty bearing to Avinger at a rate from a mid-single to high-single digit percentage depending on the amount of gross revenue as defined in the License Agreement, with certain increases depending on the amount of product gross margin. The License Agreement has an initial term of 20 years, which shall be further automatically extended for additional 20-year terms, subject to certain conditions. The License Agreement may not be terminated by either party, other than for certain uncured material breaches or the other party’s insolvency. During the three and nine months ended September 30, 2024, the Company received approximately $0.2 million and $0.4 million respectively from Zylox-Tonbridge related to inventory consumed for regulatory approval which is recorded as a reduction to research and development expenses in the Condensed Statement of Operations and Comprehensive Loss for the three months ended September 30, 2024 which substantially offset the related expenditures associated with the inventory consumption.

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

Upon completion of the following as mutually agreed upon by the Company and the Purchaser: (i) the successful registration and listing under 21 CFR part 807 with the FDA of the Purchaser and one of its designated affiliates to manufacture Avinger’s products, and (ii) the Company achieving an aggregate of $10 million in gross revenue within any four consecutive fiscal quarters after the Initial Closing, excluding any gross revenue achieved by Avinger under the License Agreement discussed above (together, the “Milestones”), the Purchaser will invest an additional $7.5 million (the “Milestone Closing”) to purchase shares of the Company’s new Series G convertible preferred stock, par value $0.001 per share (the “Series G Preferred Stock”). Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of common stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the common stock on the date immediately preceding the Milestone Closing, and (z) the average closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20. The Milestone Closing was determined to be a separate freestanding equity-classified instrument issued together with the common stock and Series F preferred stock, all of which are classified within equity.

On May 22, 2024, the Company held a special meeting of stockholders to vote on the following proposals resulting from the Private Placement (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.9% of the Company’s outstanding common stock, which may be deemed a “change of control” under Nasdaq Listing Rule 5635(b) and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones. Both proposals were approved by the Company’s stockholders. There were no conversions of Series F Preferred Stock during the three months ended September 30, 2024.

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

Series A Preferred Stock Exchange

On March 5, 2024, the Company entered into a Securities Purchase Agreement (the “A-1 Securities Purchase Agreement”) with CRG to exchange all outstanding shares of Series A preferred stock for 10,000 shares of Series A-1 preferred stock (the “Exchange”). Among other things, the shares of Series A-1 preferred stock: (i) are convertible into an aggregate of approximately 2,729,257 shares of common stock at a conversion price equal to the Purchase Price, (ii) do not accrue or pay dividends payable solely on the Series A-1 preferred stock, (iii) will have no liquidation preference and (iv) will be junior in rank to shares of the Company’s Series E preferred stock, Series F preferred stock and Series G preferred stock. The Exchange resulted in approximately $1.9 million gain included in the net loss applicable to common holders for the nine months ended September 30, 2024.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial information. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any other interim period or for any future year. The December 31, 2023 condensed balance sheet data has been derived from audited financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 20, 2024. The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company’s policy is to invest in cash and cash equivalents, consisting of money market funds. These financial instruments are held in Company accounts at one financial institution, First Citizens Bank, which acquired the Company’s prior banking partner, Silicon Valley Bank, in March 2023. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2024 and December 31, 2023. The Company’s previous banking partner was acquired by another financial institution in 2023 following closure by state regulators. Although the Company has regained access to its accounts with this institution, now a division of the acquiring bank, and is currently reviewing its banking relationships, potential future disruptions to financial institutions where the Company holds accounts or has credit arrangements, or more widespread disruptions in the financial services industry, could negatively impact the Company’s access to cash and cash equivalents.

The Company’s accounts receivable are due from a variety of healthcare organizations in the United States and select international markets. The Company provides for uncollectible amounts when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at September 30, 2024 and December 31, 2023. At September 30, 2024, there was one customer that represented 38% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable. For the nine months ended September 30, 2024 there was one customer that represented 17% of revenues. For the three months ended September 30, 2024, there were two customers that represented 20% and 11% of revenues, respectively. For the three and nine months ended September 30, 2023, there was one customer that represented 22% and 17% of revenues, respectively. Disruption of the Company’s sales orders or a deterioration of financial condition of its customers would have a negative impact on the Company’s financial position and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$150	$128	$193	$109
Warranty provision	3	18	35	52
Usage/Release	(25)	(7)	(100)	(22)
Ending balance	$128	$139	$128	$139

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Any common stock shares subject to repurchase are excluded from the calculations as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. As of September 30, 2024 and 2023, there were no shares subject to repurchase. Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potentially dilutive common shares would have been anti-dilutive.

Net loss per share applicable to common stockholders was determined as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss applicable to common stockholders	$(4,055)	$(2,040)	$(12,329)	$(13,296)
Weighted average common stock outstanding, basic and diluted	2,224	698	1,780	619
Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(2.92)	$(6.93)	$(21.48)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an anti-dilutive impact due to losses reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock warrants equivalents	14,425,040	459,019	5,844,318	483,947
Common stock options	15	20	15	20
Convertible preferred stock	30,229	62,151	35,121	61,362
Unvested restricted stock units	112,459	91,630	114,730	88,585
	14,567,743	612,820	5,944,184	633,914

Segment and Geographical Information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Primarily all of the Company’s long-lived assets, which are comprised of property and equipment, are based in the United States. For the three months ended September 30, 2024 and 2023, 94% and 91% respectively, of the Company’s revenues were in the United States. For the nine months ended September 30, 2024 and 2023, 93% and 92%, respectively, of the Company’s revenues were derived from the United States based on the shipping location of the external customer. The remaining revenues for the three and nine months ended September 30, 2024 and 2023, were primarily derived from Germany.

Fair Value Measurements

As of September 30, 2024 and December 31, 2023, cash equivalents were all categorized as Level 1 and consisted of money market funds. As of September 30, 2024 and December 31, 2023, there were no financial assets and liabilities categorized as Level 2 or 3. There were no transfers between fair value hierarchy levels during the three or nine months ended September 30, 2024 and September 30, 2023.

Recent Accounting Pronouncements

Recent accounting standards not yet adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which among other things, simplifies the accounting models for the allocation of proceeds attributable to the issuance of a convertible debt instrument.  As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (i) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification (“ASC”) 815 or (ii) a convertible debt instrument was issued at a substantial premium. The ASU becomes effective for the Company, as a smaller reporting company as defined by the SEC, in the first quarter of 2024. The Company has not yet adopted this standard. This new standard is not expected to have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has not yet adopted this standard. This new standard is not expected to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU No. 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, if any, with further disaggregation required for significant individual jurisdictions. The ASU is effective for the Company for fiscal years beginning after December 15. ASU No. 2023-09 allows for adoption using either a prospective or retrospective transition method. This new standard is not expected to have a material impact on the Company’s financial statements.

3. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,863	$3,203
Work-in-process	154	25
Finished products	1,742	2,070
Total inventories	$3,759	$5,298

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

Under the amended Loan Agreement, no cash payments for either principal or interest are required until the first quarter of 2027. The interest will be accrued and included in the debt balance based (to the extent not paid) on principal amounts outstanding at the beginning of the quarter at an interest rate of 12.5%. Beginning in the first quarter of 2027, the Company will be required to make quarterly principal payments (in addition to the interest) of $0.5 million with total principal payments of $1.8 million in 2027 and $1.8 million in 2028. Total cash interest payments required to be made are $0.4 million and $0.1 million for 2027 and 2028 respectively. The maturity date of the Loan (as defined in the Loan Agreement) is December 31, 2028.

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

As of September 30, 2024, the Company was in compliance with all applicable covenants under the Loan Agreement.

As of September 30, 2024, principal, final facility fee and PIK payments under the Loan Agreement, as amended, were as follows (in thousands):

Year Ending December 31,
2024 (remaining three months of the year)	$—
2025	—
2026	—
2027	2,176
2028	4,060
Total	6,236
Less: Amount of PIK additions and final facility fee to be incurred subsequent to September 30, 2024	(1,934)
Less: Amount representing debt issuance costs	(134)
Borrowings, current portion, as of September 30, 2024	$4,168

In connection with drawdowns under the Loan Agreement, the Company recorded aggregate debt discounts of $1.3 million as contra-debt. The debt discounts are being amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement. As of September 30, 2024 and December 31, 2023, the balance of the aggregate debt discount was approximately $134,000 and $166,000, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $8,000 and $21,000 during the three months ended September 30, 2024 and 2023, respectively. The Company’s interest expense associated with the amortization of debt discount was approximately $32,000 and $62,000 during the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company incurred interest expense of approximately $116,000 and $512,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred interest expense of approximately $0.8 million and $1.6 million, respectively.

While, as of the date hereof, CRG has not purported that an Event of Default has resulted due to a Material Adverse Change (as those terms defined in the Loan Agreement), due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire outstanding amount of borrowings under the Loan Agreement and associated aggregate debt discount at September 30, 2024 and December 31, 2023 were classified as current in these financial statements.

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

The current lease was to expire on November 30, 2024. On March 6, 2024, the Company entered into an amendment to the lease which extended the lease term for a period of one year, subsequent to the original expiration. As amended, the lease will expire on November 30, 2025. Under the terms of the amendment, the Company will be obligated to pay an additional $1.3 million in base rent payments through November 2025, beginning on December 1, 2024. In total, the Company is obligated to pay approximately $7.1 million in base rent payments through November 2025, which began on December 1, 2019. The weighted average remaining lease term as of September 30, 2024 is 1.2 years.

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

The Company’s operating lease expense, excluding variable maintenance fees and other expenses on a monthly basis, was approximately $105,000. Rent expense for the three months ended September 30, 2024 and 2023 was approximately $316,000 and $314,000, respectively. Rent expense for the nine months ended September 30, 2024 and 2023 was approximately $947,000 and $942,000, respectively. The Company’s variable expenses for the three months ended September 30, 2024 and 2023 were approximately $90,000 and $65,000, respectively. The Company’s variable expenses for the nine months ended September 30, 2024 and 2023 were approximately $263,000 and $233,000, respectively. Operating right-of-use asset amortization for the three months ended September 30, 2024 and 2023 was approximately $290,000 and $288,000, respectively. Operating right-of-use asset amortization for the nine months ended September 30, 2024 and 2023 was approximately $867,000 and $852,000, respectively.

The following table presents the future operating lease payments and leasehold liability included on the balance sheet related to the Company’s operating lease as of September 30, 2024 (in thousands):

Year Ending December 31,
2024 (remaining three months of the year)	$313
2025	1,166
Total	1,479
Less: Imputed interest	(52)
Leasehold liability as of September 30, 2024	$1,427

The following table shows ROU assets and lease liabilities, and the associated financial statement line items, as of September 30, 2024 and December 31, 2023 (in thousands):

Lease-Related Assets and Liabilities	Financial Statement Line Items	September 30, 2024	December 31, 2023
Right of use assets:
Operating lease	Right of use asset	$1,427	$1,102
Total right of use assets		$1,427	$1,102
Lease liabilities:
Operating lease	Leasehold liability, current portion	$1,210	$1,102
	Leasehold liability, long-term portion	217	—
Total lease liabilities		$1,427	$1,102

6. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. The Company had non-cancelable commitments to suppliers for purchases totaling approximately $0.7 million as of September 30, 2024. The majority of this amount is related to commitments to purchase inventory components and services related to the manufacturing of inventory.

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

7. Stockholders’ Equity

Convertible Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 5,000,000 shares of convertible preferred stock with $0.001 par value per share. As of September 30, 2024 and December 31, 2023, 30,229 and 62,881 shares, respectively, were issued and outstanding.

Series A Preferred Stock Exchange

On March 5, 2024, the Company entered into the A-1 Securities Purchase Agreement with CRG to exchange all 60,876 outstanding shares of Series A preferred stock for 10,000 shares of Series A-1 preferred stock. Consequently, there are no shares of Series A preferred stock outstanding as of September 30, 2024.

The exchange was accounted for as a capital transaction constituting an extinguishment of the Series A preferred stock through the issuance of Series A-1 preferred stock with no net impact to stockholders’ deficit. At the time of the exchange, the Series A preferred stock had approximately $1.9 million excess fair value in comparison to the Series A-1 preferred stock. The difference in fair value is treated as an adjustment to net loss applicable to common stockholders for the purpose of calculating earnings per share, see Note 2 for details.

Series A-1 Convertible Preferred Stock

Each share of Series A-1 preferred stock has a stated value of $1,000 per share and is convertible into 273 shares of the Company’s common stock at $3.664 per share. The Series A-1 preferred stock is convertible into a total of 2,729,257 shares of common stock subject to certain limitations contained in the A-1 Securities Purchase Agreement. Shares of Series A-1 preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 9.99% of the Company’s outstanding voting power and in no case will the beneficial ownership limitation exceed 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b).The Series A-1 preferred stock has no liquidation preference, no voting rights and ranks junior to shares of the Company’s Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock in terms of repayment and certain other rights. The Series A-1 preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of September 30, 2024, 10,000 shares of Series A-1 preferred stock were outstanding.

Series B Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $0.001 per share, full ratchet price based anti-dilution protection, has no voting rights and is subject to certain ownership limitations. The Series B preferred stock is immediately convertible at the option of the holder, has no stated maturity, and does not pay regularly stated dividends or interest. As of September 30, 2024 and December 31, 2023, 85 shares of Series B preferred stock remained outstanding, which are currently convertible into shares of the Company’s common stock at $1.66 per share.

Series E Convertible Preferred Stock

Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of the Company’s common stock at a conversion price of $10.725 per share. The Series E preferred stock is convertible into a total of 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Shares of Series E preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 9.99% of the Company’s outstanding voting power and in no case will the beneficial ownership limitation exceed 19.99% of the Company’s outstanding voting power, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). The holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at the Company’s option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank junior to Series H preferred stock and are senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series E preferred stock accrued additional dividends of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2024, respectively, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ equity (deficit). As of September 30, 2024 and December 31, 2023, 1,920 shares of Series E preferred stock were outstanding.

Series F Convertible Preferred Stock

On March 4, 2024, in connection with the Purchase Agreement (see Note 1), the Company issued 7,224 shares of Series F Preferred Stock, at a purchase price per share of $1,000. Each share of Series F preferred stock is convertible into 273 shares of the Company’s common stock at a conversion price of $3.664 per share. The Series F preferred stock is convertible into a total of 1,972,152 shares of common stock subject to certain limitations contained in the Purchase Agreement. Shares of Series F preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 49.9% of the Company’s outstanding voting power. The holders of Series F preferred stock are entitled to receive annual accruing dividends at a rate of 5% until the third anniversary of their issuance and 8% thereafter. The dividends are payable in additional shares of Series F preferred stock or cash, at the Company’s option through the third anniversary of their issuance, and at the holder’s option thereafter. The shares of Series F preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series F preferred stock ranks junior to Series H preferred stock, pari passu with Series E preferred stock and are senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series F preferred stock accrued additional dividends of $0.1 million and $0.2 million during the three and nine months ended September 30, 2024, respectively, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ deficit. As of September 30, 2024, 7,224 shares of Series F preferred stock were outstanding.

Series H Convertible Preferred Stock

On May 16, 2024, in connection with the Series H Purchase Agreement (see Note 4), the Company issued 11,000 shares of Series H Preferred Stock, at a purchase price per share of $1,000. Each share of Series H preferred stock is convertible into 259 shares of the Company’s common stock at a conversion price of $3.86 per share. The Series H preferred stock is convertible into a total of 2,849,000 shares of common stock subject to certain limitations contained in the Purchase Agreement. Shares of Series H preferred stock cannot be converted into common stock to the extent the applicable holder would beneficially own in excess of 9.99% of the Company’s outstanding voting power and in no case will such beneficial ownership limitation exceed 19.99%, unless approved by the Company's stockholders in accordance with Nasdaq Listing Rule 5635(b). The holders of Series H preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at the Company’s option. The shares of Series H preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series H preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights. The Series H preferred stock accrued additional dividends of $0.2 million and $0.3 million during the three and nine months ended September 30, 2024, which were recognized as a reduction to additional paid-in capital in the statement of stockholders’ deficit. As of September 30, 2024, 11,000 shares of Series H preferred stock were outstanding.

Common Stock

As of September 30, 2024, the Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 100,000,000 shares of common stock with $0.001 par value per share, of which 2,783,891 shares were issued and outstanding.

March 2024 Offering

On March 5, 2024, in connection with the Purchase Agreement (see Note 1), the Company issued 75,327 shares of common stock at a purchase price per share of $3.664.

June 2024 Offering

On June 17, 2024, in connection with the June 2024 Offering (see Note 1), the Company issued 330,000 shares of common stock at a purchase price per share of $1.66.

Common Stock Warrants

As of September 30, 2024, the Company had outstanding warrants to purchase common stock as follows:

	Total Outstanding and Exercisable	Underlying Shares of Common Stock	Exercise Price per Share	Expiration Date
Series 1 Warrants issued in the February 2018 Series B financing	8,979,000	2,993	$6,000.00	February 2025
Series 2 Warrants issued in the February 2018 Series B financing	8,709,500	2,903	$6,000.00	February 2025
Placement agent warrants issued in the January 2022 financing	1,330,000	4,433	$150.00	January 2027
Warrants issued in the January 2022 financing	16,150,000	53,833	$144.00	July 2027
Series A Preferred Investment Options issued in August 2022 financing	2,853,883	190,259	$22.53	February 2028
Placement agent Preferred Investment Options issued in the August 2022 financing	171,233	11,416	$32.85	August 2027
Advisor Warrants issued in the March 2024 financing	40,938	40,938	$3.664	March 2029
Pre-Funded Warrants issued in the June 2024 financing	2,417,000	2,417,000	$0.001	n/a
Series A-1 Warrants issued in the June 2024 financing	3,614,457	3,614,457	$1.66	See note (1)
Series A-2 Warrants issued in the June 2024 financing	3,614,457	3,614,457	$1.66	See note (2)
Series A-3 Warrants issued in the June 2024 financing	3,614,457	3,614,457	$1.66	See note (3)
Placement Agent Warrants issued in the June 2024 financing	216,867	216,867	$2.075	June 2029
Total as of September 30, 2024	51,711,792	13,784,013

(1)

The Series A-1 Warrants expire on the earlier of August 12, 2029 and 60 days following the public announcement by the Company of the Company receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing.

(2)

Series A-2 Warrants expire on the earlier of August 12, 2026 and 60 days following the date of the public announcement by the Company of the occurrence of the Company receiving 510(k) clearance of image-guided Coronary CTO crossing device.

(3)

The Series A-3 Warrants expire on the earlier of May 12, 2025 and 60 days following the date of the public announcement by the Company of the occurrence of the Company receiving FDA approval of image-guided Coronary CTO IDE application.

During the three months ended September 30, 2024, a total of 867,457 Pre-Funded Warrants were exercised resulting in the issuance of an aggregate of 867,457 shares of common stock. After giving effect to these aforementioned exercises, 2,417,000 Pre-Funded Warrants remained outstanding. On October 3, 2024, holders of Pre-Funded Warrants opted to exercise a total of 306,000 shares of their warrants into common stock leaving 2,111,000 remaining.

In accordance with their terms, the 2,853,833 Series B Preferred Investment Options, exercisable for 190,259 shares of common stock at an exercise price of $22.53 per share, expired on August 8, 2024.

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

March 2024 Private Placement

On March 7, 2024, in connection with the closing of the Strategic Partnership and Private Placement, the Company issued Advisor Warrants at an exercise price of $3.664 per share which were immediately exercisable. The Advisor Warrants will expire five years following the time they become exercisable, or March 5, 2029.

The exercise price and the number of shares of common stock issuable upon exercise of each Advisor Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Advisor Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Advisor Warrants prior to the fundamental transaction.

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

June 2024 Offering

On June 13, 2024, the Company entered into a securities purchase agreement with two institutional investors resulting in the issuance of among other things, Pre-Funded Warrants in lieu of common stock to purchase up to an aggregate of 3,284,457 shares of common stock of which 2,417,000 remain outstanding as of September 2024. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable, and have no expiration date. On October 3, 2024, holders of Pre-Funded Warrants opted to exercise a total of 306,000 of their warrants into common stock leaving 2,111,000 remaining.

In addition, the Company issued to the investors in the Offering (i) Series A-1 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock, (ii) Series A-2 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock, and (iii) Series A-3 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock. Each share of common stock or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. Each Warrant has an exercise price of $1.66 per share.

The Series A-1 Warrants expire on the earlier of August 12, 2029 and 60 days following the public announcement by the Company of the Company receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing. The Series A-2 Warrants expire on the earlier of August 12, 2026 and 60 days following the date of the public announcement by the Company of the occurrence of the Company receiving 510(k) clearance of image-guided Coronary CTO crossing device. The Series A-3 Warrants expire on May 12, 2025 and 60 days following the date of the public announcement by the Company of the occurrence of the Company receiving FDA approval of image-guided Coronary CTO IDE application.

In connection with the Offering, the Company also issued to the placement agent Placement Agent or its designees Placement Agent Warrants to purchase up to an aggregate of 216,867 shares of common stock. The Placement Agent Warrants have substantially the same terms as the warrants issued and sold in the Offering, except that the Placement Agent Warrants have an exercise price of $2.075 per share and expire on June 13, 2029.

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

8. Stock-Based Compensation

Stock Plans

In January 2015, the Board of Directors adopted and the Company’s stockholders approved the 2015 Equity Incentive Plan (“2015 Plan”). On December 22, 2023, the Company’s stockholders approved an additional 300,000 shares of common stock for issuance under the 2015 Plan, which was later registered in an S-8 registration statement filed on January 10, 2024. The 2015 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), restricted stock, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of September 30, 2024, 15 share grants were outstanding with 71,442 shares of common stock were available and outstanding for grant under the 2015 Plan.

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

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Awards outstanding at December 31, 2023	90,190	$18.45	1.04
Awarded	394,105	$2.75	—
Released	(368,503)	$4.89	—
Forfeited	(3,333)	$18.45	—
Awards outstanding at September 30, 2024	112,459	$7.85	0.30

As of September 30, 2024, there was $0.300 million of remaining unamortized stock-based compensation expense associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.3 years. The outstanding non-vested and expected to vest RSAs at September 30, 2024 have an aggregate fair value of approximately $0.1 million. The Company used the closing market price of $0.95 per share at September 30, 2024, to determine the aggregate fair value for the RSAs outstanding at that date. For the nine months ended September 30, 2024 and 2023, the fair value of RSAs vested was approximately $1.0 million and less than $0.1 million, respectively. For the three months ended September 30, 2024 and 2023, stock-based compensation expense recognized associated with the vesting of RSAs was $222,000 and $219,000, respectively. For the nine months ended September 30, 2024 and 2023, stock-based compensation expense recognized associated with the vesting of RSAs was $1.5 million and $0.7 million, respectively.

Total noncash stock-based compensation expense relating to the Company’s RSAs recognized, before taxes, during the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$36	$36	$228	$99
Research and development expenses	42	24	397	158
Selling, general and administrative expenses	144	159	900	446
	$222	$219	$1,525	$703

9. Restructuring Charges and Expenses

In June 2024, the Company undertook an organizational realignment and cost reduction plan which included a reduction in force, lowering its total headcount by approximately 24%, or 17 employees, compared to March 31, 2024. Accordingly, the Company recorded a restructuring charge of approximately $66,000, relating to severance related costs at that time. As of September 30, 2024, all 17 employees’ severance costs related to the June 2024 termination had been incurred and paid. As of September 30, 2024, $4,000 of the total severance costs was included within accrued compensation on the condensed balance sheet. During the three months ending September 30, 2024, the Company recorded $14,000 in severance costs related to R&D and $53,000 to SG&A. For the nine months ending September 30, 2024, an additional $23,000 in severance expenses was recorded to SG&A.

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

Overview

We are a commercial-stage medical device company that designs, manufactures, and sells real-time high-definition image-guided, minimally invasive catheter-based systems that are used by physicians to treat patients with PAD. Patients with PAD have a build-up of plaque in the arteries that supply blood to areas away from the heart, particularly the pelvis and legs. Our mission is to significantly improve the treatment of vascular disease through the introduction of products based on our Lumivascular platform, the only intravascular real-time high-definition image-guided system available in this market.

We design, manufacture, and sell a suite of products in the United States and select international markets. We are located in Redwood City, California. Our current Lumivascular platform consists of products including our Lightbox imaging console, the Ocelot and Tigereye family of devices, which are image-guided devices designed to allow physicians to penetrate a total blockage in an artery, known as a CTO, and the Pantheris family of catheters, our image-guided atherectomy catheters which are designed to allow physicians to precisely remove arterial plaque in PAD patients.

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

We obtained CE Marking for our original Ocelot product in September 2011 and received from the U.S. FDA, 510(k) clearance in November 2012. We also received 510(k) clearance from the FDA for commercialization of Pantheris in October 2015. We received an additional 510(k) clearance for an enhanced version of Pantheris in March 2016 and commenced sales of Pantheris in the United States and select European countries promptly thereafter. In May 2018, we received 510(k) clearance from the FDA for our current next-generation version of Pantheris. In April 2019, we received 510(k) clearance from the FDA for our Pantheris Small Vessel (“SV”), a version of Pantheris targeting smaller vessels, and commenced sales in July 2019. In September 2020, we received 510(k) clearance for Tigereye, a next-generation CTO crossing system utilizing Avinger’s proprietary image-guided technology platform. Tigereye is a product line extension of Avinger’s Ocelot family of image-guided CTO crossing catheters. In January 2022, we received 510(k) clearance from the FDA for our Lightbox 3 imaging console, an advanced version of our Lightbox imaging console that allows for easy portability and offers significant reductions in size, weight, and production cost in comparison to the incumbent version.

In April 2023, we received 510(k) clearance from the FDA for Tigereye Spinning Tip (“ST”), a next-generation image-guided CTO crossing system. Tigereye ST is a line extension of our Ocelot and Tigereye family of CTO crossing catheters. This new image-guided catheter incorporates design upgrades to the tip configuration and catheter shaft to increase crossing power and procedural success in challenging lesions, as well as design enhancements for ease of image interpretation during the procedure. The low-profile Tigereye ST has a working length of 140 cm and 5 French sheath compatibility. We initiated a limited launch of Tigereye ST in the second quarter of 2023 and subsequently expanded to full commercial availability within the United States during the third quarter of 2023.

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

We believe our Lumivascular platform is the only technology that offers radiation free, high-definition real-time visualization of the inside of the artery during PAD treatment through the use of OCT, a high resolution, light-based, radiation-free imaging technology. Our Lumivascular platform provides physicians with high-definition real-time OCT images from the inside of an artery, and we believe Ocelot and Pantheris are the first products to offer intravascular visualization during CTO crossing and atherectomy, respectively. We believe this approach will significantly improve patient outcomes by providing physicians with a clearer picture of the artery using radiation-free image guidance during treatment, enabling them to better differentiate between plaque and healthy arterial structures. Our Lumivascular platform is designed to improve patient safety by enabling physicians to direct treatment towards the plaque, while avoiding damage to healthy portions of the artery.

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

As of the date of this quarterly report, the minimum bid price for our common stock has been below $1.00 for the previous 23 consecutive business days.

On May 18, 2023, we received notice (the “Stockholders’ Equity Deficiency Letter”) from the Staff that we no longer satisfied the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the alternatives to that requirements – a $35 million market value of listed securities or $500,000 in net income in the most recent fiscal year or two of the last three fiscal years – as required by Nasdaq Listing Rule 5550(b) (the “Equity Requirement”).

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

We took definitive steps pursuant to our plan as presented to the Panel to ensure our compliance with the Equity Requirement and all other applicable criteria for continued listing on Nasdaq. We undertook certain actions which included among other things (i) converting $11.0 million of outstanding indebtedness into equity in May 2024, (ii) issuing additional shares of capital stock, (iii) completing a public equity offering in June 2024 in which we received gross proceeds of $6.0 million through the issuance of a combination of common stock and pre-funded warrants and (iv) entring into a securities purchase agreement in March 2024 as part of a larger strategic partnership and collaboration transaction representing entry into a number of financing, licensing and other agreements in which we received gross proceeds of $7.5 million and expect to receive another $7.5 million upon the successful completion of certain milestones, discussed in more detail below. This financing transaction was an integral part of the plan presented to the Panel.

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

Strategic Collaboration

On March 4, 2024, we entered into a License Agreement with Zylox-Tonbridge, pursuant to which we will license and distribute certain of our products (including consumables) in the Greater China region, including mainland China, Hong Kong, Macao, and Taiwan. Zylox-Tonbridge will lead all regulatory activities for the registration of our products in the Territory. We will also license our intellectual property and know-how related to our products to Zylox-Tonbridge so that Zylox-Tonbridge can manufacture the localized products in the Territory. All sales of our products locally manufactured by Zylox-Tonbridge with regulatory approval by the regulatory authorities in the Territory and commercialized in the Territory will be royalty bearing to us at varying percentages depending on the amount of gross revenue and product gross margin.

In connection with the License Agreement, we also entered into a Strategic Cooperation and Framework Agreement with Zylox-Tonbridge, which provides the opportunity for us to access certain Zylox-Tonbridge peripheral vascular products for distribution in the U.S. and Germany. The agreement also provides the option for us to source finished goods inventory from Zylox-Tonbridge following registration of Zylox-Tonbridge’s manufacturing facility with the FDA.

Financing Agreements

On March 4, 2024, in connection with the Strategic Collaboration, we and the Purchaser, entered into the Purchase Agreement, pursuant to which the Purchaser agreed to purchase, in two tranches, up to an aggregate of $15 million in shares of our common stock, and shares of two new series of our preferred stock. On March 5, 2024, we issued to the Purchaser 75,327 shares of the common stock at a purchase price per share of $3.664 (the “Purchase Price”), and 7,224 shares of Series F Preferred Stock at a purchase price per share of $1,000, for an aggregate purchase price of $7.5 million.

Each share of Series F Preferred Stock has a stated value of $1,000 and is initially convertible into approximately 273 shares of common stock at a conversion price equal to the Purchase Price, subject to the terms of Series F Certificate of Designation.

Upon completion of the Milestones, the Purchaser will invest an additional $7.5 million to purchase shares of Series G Preferred Stock. Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of common stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the common stock on the date immediately preceding the Milestone Closing, and (z) the average closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20.

On May 22, 2024, we held a special meeting of stockholders to vote on the following proposals resulting from the Private Placement (i) accept conversion of the shares of Series F Preferred Stock in excess of 19.9% of our outstanding common stock, which may be deemed a “change of control” under Nasdaq Listing Rule 5635(b) and (ii) issue and sell shares of Series G Preferred Stock upon completion of the Milestones. Both proposals were approved by our stockholders. There were no conversions of Series F Preferred Stock during the three or nine months ended September 30, 2024.

Series A Preferred Stock Exchange

On March 5, 2024, we entered into the A-1 Securities Purchase Agreement to exchange all outstanding shares of Series A Preferred Stock for 10,000 shares of Series A-1 Preferred Stock. Among other things, the shares of Series A-1 Preferred Stock: (i) are convertible into an aggregate of approximately 2,729,257 shares of common stock at a conversion price equal to the Purchase Price, (ii) do not accrue or pay dividends payable solely on the Series A-1 Preferred Stock, (iii) will have no liquidation preference and (iv) will be junior in rank to shares of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock.

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

Financing

During the three and nine months ended September 30, 2024, our net loss and comprehensive net loss was $3.7 million and $13.6 million, respectively; during the years ended December 31, 2023 and 2022, our net loss and comprehensive loss was $18.3 million and $17.6 million, respectively. We have not been profitable since inception, and as of September 30, 2024, our accumulated deficit was $434.3 million. Since inception, we have financed our operations primarily through private and public placements of our preferred and common securities and, to a lesser extent, debt financing arrangements.

In September 2015, we entered into the Loan Agreement with CRG, under which we were able to borrow up to $50.0 million on or before the end of the twenty-four (24) month period commencing on the first Borrowing Date (as defined in the Loan Agreement), subject to certain terms and conditions. Under the Loan Agreement we borrowed $30.0 million on September 22, 2015 and an additional $10.0 million on June 15, 2016. Contemporaneously with the execution of the Loan Agreement, we entered into a Securities Purchase Agreement with CRG (the “Securities Purchase Agreement”), pursuant to which CRG purchased 3 shares of our common stock on September 22, 2015 at a price of $1,678,920 per share, which represents the 10-day average of closing prices of our common stock ending on September 21, 2015. Pursuant to the Securities Purchase Agreement, we filed a registration statement covering the resale of the shares sold to CRG and must comply with certain affirmative covenants during the time that such registration statement remains in effect.

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

We have entered into several amendments to the Loan Agreement with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which we may elect to pay a portion of interest in PIK, interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make our entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2028; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for all years; (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement)  regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights; and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement).

On August 2, 2023, we entered into the Series E Purchase Agreement with CRG, pursuant to which we issued 1,920 shares of newly authorized Series E convertible preferred stock in exchange for CRG surrendering for cancellation $1.92 million of outstanding principal and accrued interest of the senior secured term loan. Each share of Series E preferred stock has a stated value of $1,000 per share and is convertible into 93 shares of our common stock at a conversion price of $10.725 per share. The Series E preferred stock is initially convertible into 178,560 shares of common stock subject to certain limitations contained in the Series E Purchase Agreement. Under the terms of the Series E Purchase Agreement, the holders of Series E preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series E preferred stock or cash, at our option. The shares of Series E preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series E preferred stock rank junior to Series H preferred stock and senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.

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

On May 16, 2024, we entered into the Series H Purchase Agreement with CRG pursuant to which we issued 11,000 shares of a newly authorized Series H convertible preferred stock in exchange for CRG surrendering for cancellation $11.0 million of outstanding principal and accrued interest of the senior secured term loan under the Loan Agreement. Each share of Series H preferred stock has a stated value of $1,000 per share and is convertible into 259 shares of our common stock at a conversion price of $3.86 per share. The Series H preferred stock is initially convertible into 2,849,000 shares of common stock subject to certain limitations contained in the Series H Purchase Agreement. Under the terms of the Series H Purchase Agreement, the holders of Series H preferred stock are entitled to receive annual accruing dividends at a rate of 8%, payable in additional shares of Series H preferred stock or cash, at our option. The shares of Series H preferred stock have full voting rights, on an as-converted basis, subject to certain limitations. The Series H preferred stock rank senior to all other classes and series of the Company’s equity in terms of repayment and certain other rights.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. There have been no significant and material changes in our critical accounting policies during the three months ended September 30, 2024, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our most recent Annual Report on Form 10-K, as filed with the SEC on March 20, 2024.

Components of Our Results of Operations

Revenues

All of our revenues are currently derived from sales of our various PAD catheters in the United States and select international markets, Lightbox consoles, and related services. We expect our revenues to decrease in 2024 due to reductions in sales personnel resulting from reductions in force (“RIF”), attrition, competitive labor market, and other factors, partially offset by the expansion of market presence of our Tigereye ST and Pantheris LV products. There was one customer that represented 20% and 17% of revenues for each of the three and nine months ended September 30, 2024 respectively. For the three and nine months ended September 30, 2023, there was one customer that represented 22% and 17% of revenues, respectively.

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

Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Revenues	$1,650	$1,817	$5,356	$5,746
Cost of revenues	1,224	1,429	4,209	4,117
Gross profit	426	388	1,147	1,629
Gross margin	26%	21%	21%	28%
Operating expenses:
Research and development	1,086	1,044	3,052	3,388
Selling, general and administrative	3,009	3,377	10,980	10,261
Total operating expenses	4,095	4,421	14,302	13,649
Loss from operations	(3,669)	(4,033)	(12,885)	(12,020)
Interest expense, net	(48)	(455)	(698)	(1,292)
Other (expense) income, net	11	12	(2)	16
Net loss and comprehensive loss	$(3,706)	$(4,476)	$(13,585)	$(13,296)

Comparison of Three Months Ended September 30, 2024 and 2023

Revenues.

For the three months ended September 30, 2024, revenues decreased by approximately $0.2 million or 9% compared to the three months ended September 30, 2023. Revenues related to sales of our disposable catheters decreased by 9% to $1.5 million while revenues related to our Lightbox imaging console and other revenues decreased by $0.1 million. The decreased revenues reflects the impact of the reduced size of our field sales force, as well as a strategic decision we made in June 2024 to realign the focus of our sales force on driving the utilization at our current active user base in our strongest markets rather than on building new active users in other peripheral markets.

Cost of Revenues and Gross Margin.

For the three months ended September 30, 2024, cost of revenues decreased by $0.2 million or 14% compared to the three months ended June 30, 2023. This decrease was primarily attributable to fluctuations in inventory production and other ancillary expenditures. Stock-based compensation expense within cost of revenues totaled $36,000 for each the three months ended September 30, 2024 and 2023.

Gross margin for the three months ended September 30, 2024 increased to 26%, compared to 21% during the three months ended September 30, 2023. The increase in gross margin was primarily due to the decrease in cost of revenues driven by fluctuations in inventory production and other ancillary expenditures.

Research and Development Expenses.

R&D expense for the three months ended September 30, 2024 increased by less than $0.1 million or 4% compared to the three months ended June 30, 2023. The increase is primarily due to completion of our development efforts of Tigereye ST and Pantheris LV occurring during 2023 and ongoing product development of our coronary device program. Stock-based compensation expense within R&D totaled approximately $42,000 and $24,000 for the three months ended September 30, 2024 and 2023, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the three months ended September 30, 2024 decreased by $0.4 million or 11%, compared to the three months ended September 30, 2023. This decrease was primarily attributable to decreases in headcount related to reduction in force from June 2024, third-party professional services and other ancillary expenses related to the administration of the special proxy resulting from the closing of the Zylox-Tonbridge transaction and other corporate, activities partially offset by increases of quality assurance expenses related to regulatory and compliance activities. Stock-based compensation expense within SG&A totaled $145,000 and $159,000 for the three months ended September 30, 2024 and 2023, respectively. We expect SG&A expense to decline based on the impact of the reduced size of our field sales force deployed within the United States, and other cost reduction measures we undertook in the strategic realignment in June 2024, potentially offset by fluctuations in revenues and consequently variable compensation, and other corporate activities that we undertake.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest Expense, net for the three months ended September 30, 2024 decreased by approximately $0.4 million or 89% compared to the three months ended September 30, 2023, which resulted from lower PIK interest due to a smaller CRG loan balance resulting from the conversion of $11.0 million of principal and accrued interest in May 2024. This was partially offset by a decrease in interest income due to a lower average cash balance.

Other Income (Expense), Net.

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other income (expense), net for the three months ended September 30, 2024 remained relatively flat in comparison to the three months ended September 30, 2023 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions resulting in nominal changes between periods..

Comparison of Nine Months Ended September 30, 2024 and 2023

Revenues.

For the nine months ended September 30, 2024, revenue decreased by approximately $0.4 million or 7% compared to the nine months ended September 30, 2023. Revenues related to sales of our disposable catheters decreased by 7% to $4.9 million while revenues related to our Lightbox imaging consoles and other revenues decreased by less than 1% to less than $0.1 million. The decreased revenues reflects the impact of the reduced size of our field sales force, as well as a strategic decision we made in June 2024 to realign the focus of our sales force on driving the utilization at our current active user base in our strongest markets rather than on building new active users in other peripheral markets.

Cost of Revenues and Gross Margin.

For the nine months ended September 30, 2024, cost of revenues increased by $0.1 million or 2% compared to the nine months ended September 30, 2023. This increase was primarily attributable fluctuations in labor costs and inventory production, increased material costs and other ancillary expenditures. Stock-based compensation expense within cost of revenues totaled $228,000 and $99,000 for the nine months ended September 30, 2024 and 2023, respectively.

Gross margin for the nine months ended September 30, 2024 decreased to 21%, compared to 28% during the nine months ended September 30, 2023. There are significant amounts of overhead costs, specifically in the form of labor, associated with manufacturing and production of inventory embedded in cost of revenues that will typically fluctuate due to the levels of inventory being produced, production schedule changes, lead times and other factors. The decrease in gross margin was primarily due to the decrease in the production levels of inventory and rising costs of materials. This decrease was compounded by the decrease in revenues which resulted in a decline in economies of scale.

Research and Development Expenses.

R&D expense for the nine months ended September 30, 2024 decreased by approximately $0.3 million or 10% compared to the nine months ended September 30, 2023. The decrease is primarily due to our efforts to complete  development of Tigereye ST and Pantheris LV occurring during 2023 and reduced headcount, partially offset by ongoing product development of our coronary device program. Stock-based compensation expense within R&D totaled approximately $397,000 and $158,000 for the nine months ended September 30, 2024 and 2023, respectively. We expect R&D expense to fluctuate based on the ongoing product development of our coronary device.

Selling, General and Administrative Expenses.

SG&A expense for the nine months ended September 30, 2024 increased by $0.7 million or 7%, compared to the nine months ended September 30, 2023. This increase was primarily attributable to increases in third-party professional services and other ancillary expenses related to the consummation of the Zylox-Tonbridge transaction administration, the special proxy resulting from the closing of the Zylox-Tonbridge transaction, increases in franchise and other taxes, and other corporate activities. There were also increased allocations of quality assurance expenses related to regulatory and compliance activities. Stock-based compensation expense within SG&A totaled $900,000 and $446,000 for the nine months ended September 30, 2024 and 2023, respectively. We expect SG&A expense to decline based on the impact of the reduced size of our field sales force deployed within the United States, and other cost reduction measures we undertook in the strategic realignment in June 2024, potentially offset by fluctuations in revenues and consequently variable compensation, and other corporate activities that we undertake.

Interest Expense, Net.

Interest expense, net is comprised of interest expense net of interest income. Interest Expense, net for the nine months ended September 30, 2024 decreased by approximately $0.6 million or 46% compared to the nine months ended September 30, 2023, which resulted from lower PIK interest due to a smaller CRG loan balance resulting from the conversion of $11.0 million of principal and accrued interest in May 2024. This was partially offset by a decrease in interest income due to a lower average cash balance.

Other Income (Expense), Net.

Other income (expense), net primarily consists of gains and losses resulting from the remeasurement of foreign exchange transactions, which are typically a small percentage of transaction volume, and other miscellaneous income and expenses. Other income (expense), net for the nine months ended September 30, 2024 remained relatively flat in comparison to the nine months ended September 30, 2023 as both periods consisted primarily of remeasurement gains and losses from foreign exchange transactions, resulting in nominal changes between periods.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $5.9 million and an accumulated deficit of $434.3 million, compared to cash and cash equivalents of $5.3 million and an accumulated deficit of $420.7 million as of December 31, 2023. We expect to incur losses for the foreseeable future. We believe that our cash and cash equivalents of $5.9 million at September 30, 2024 and expected revenues, debt and financing activities and funds from operations will be sufficient to allow us to fund our current operations through the end of the fourth quarter of 2024.

To date, we have financed our operations primarily through net proceeds from the issuance of our preferred stock, common stock and debt financings, our “at-the-market” program, our initial public offering (“IPO”), our follow-on public offerings and warrant issuances. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We will need to raise additional capital through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which divert resources from other activities. Additional financing may not be available at all, or if available, may not be in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and we may be required to significantly scale back our business and operations. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. Our financial statements for the three and nine months ended September 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty.

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

Upon completion of the Milestones, the Purchaser will invest an additional $7.5 million to purchase shares of our new Series G Preferred Stock. Each share of Series G Preferred Stock will have a stated value of $1,000 and will be convertible into shares of common stock at a conversion price of equal to the lowest of (x) the Purchase Price, (y) the closing price of the common stock on the date immediately preceding the Milestone Closing, and (z) the average closing price for the last five trading days preceding the Milestone Closing, provided that the conversion price will be no less than $0.20. There can be no guarantee that such Milestone Closing will occur.

June 2024 Offering

On June 13, 2024, we entered into a securities purchase agreement with two institutional investors for the issuance and sale of 3,614,457 shares of its common stock in the Offering at a purchase price of $1.66 per share, or pre-funded warrants in lieu thereof. We received aggregate net proceeds of approximately $5.2 million after underwriting discounts, commissions, legal and accounting fees, and other ancillary expenses.

As a result, we issued (i) 330,000 shares of common stock, and (ii) and Pre-Funded Warrants in lieu of common stock to purchase up to an aggregate of 3,284,457 shares of common stock. As of September 30, 2024, 2,417,000 Pre-Funded Warrants remained outstanding. On October 3, 2024, holders of Pre-Funded Warrants opted to exercise a total of 306,000 of their warrants into common stock leaving 2,111,000 remaining.

In addition, we issued to the investors in the Offering (i) Series A-1 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock, (ii) Series A-2 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock, and (iii) Series A-3 Warrants to purchase up to an aggregate of 3,614,457 shares of common stock. Each share of common stock or Pre-Funded Warrant was sold together with one Series A-1 Warrant to purchase one share of common stock, one Series A-2 Warrant to purchase one share of common stock, and one Series A-3 Warrant to purchase one share of common stock. Each Warrant has an exercise price of $1.66 per share.

The Series A-1 Warrants expire on the earlier of August 12, 2029 60 days following the public announcement by us of us receiving FDA clearance of second image-guided coronary device with a therapeutic indication other than diagnostic imaging or coronary CTO crossing. The Series A-2 Warrants expire on the earlier of August 12, 2026 60 days following the date of the public announcement us of the occurrence of us receiving 510(k) clearance of image-guided Coronary CTO crossing device. The Series A-3 Warrants expire on May 5, 2025 and 60 days following the date of the public announcement by us of the occurrence of us receiving FDA approval of image-guided Coronary CTOIDE application.

Pursuant to the Engagement Letter with the Placement Agent, we, in connection with the Offering, agreed to issue to the Placement Agent or its designeesPlacement Agent Warrants to purchase up to an aggregate of 216,867 shares of common stock. The Placement Agent Warrants have substantially the same terms as the Warrants issued and sold in the Offering, except that the Placement Agent Warrants have an exercise price of $2.075 per share and expire on June 13, 2029.

At The Market Offering Agreement

On May 20, 2022, we entered into ATM Agreement with the Agent pursuant to which we may offer and sell shares of common stock, par value $0.001 per share up to an aggregate offering price of $7,000,000 from time to time, in an at the market public offering. Sales of the Shares are to be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from us of 3.0% of the gross proceeds of any Shares sold under the ATM Agreement. The Shares sold under the ATM Agreement are offered and sold pursuant to our shelf registration statement on Form S-3, which was initially filed with the SEC on March 29, 2022 and declared effective on April 7, 2022, and a prospectus supplement and the accompanying prospectus relating to the At The Market Offering filed with the SEC on May 20, 2022. On August 3, 2022, we suspended sales under the ATM Agreement. On March 17, 2023, we reactivated the ATM Agreement. During the year ended December 31, 2023, we sold 607,241 shares of common stock at an average price of $9.01 per share for aggregate proceeds of approximately $5.5 million, of which approximately $164,000 was paid in the form of commissions to the Agent. There were no sales under the ATM Agreement during the nine months ended September 30, 2024. On October 17, 2024, the Company reactivated the ATM Agreement. During  October and part of November 2024, the Company sold 107,080 shares of common stock pursuant to the ATM Agreement at an average price of $0.82 per share for aggregate proceeds of approximately $88,000, of which approximately $2,600 was paid in the form of commissions to the Agent While we may attempt additional sales in the future, there can be no assurance that we will be successful in acquiring additional funding through these means.

Other than the ATM Agreement, we currently do not have any commitment to obtain additional funds.

Contractual Obligations

Our principal obligations consist of the operating lease for our facility, our Loan Agreement with CRG and non-cancelable purchase commitments. The following table sets out, as of September 30, 2024, our contractual obligations due by period (in thousands):

	Payments Due by Period
	Less Than 1 Year	2 - 3 Years	4-5 Years	More Than 5 Years	Total
Operating lease obligations (1)	$1,267	$212	$—	$—	$1,479
CRG Loan (2)	—	1,653	4,584	—	6,237
Non-cancelable purchase commitments (3)	686	11	—	—	697
	$1,953	$1,876	$4,584	$—	$8,413

(1)

Operating lease obligations primarily consist of leased office, laboratory, and manufacturing space under a non-cancelable operating lease. In addition to the minimum future lease commitments presented above, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease will expire on November 30, 2025.

(2)

The total CRG Loan amount, shown as borrowings on the balance sheet as of September 30, 2024, is $4.2 million. The contractual obligation in the table above of $6.2 million under the CRG Loan includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2028 upon maturity of the CRG Loan which is being accreted. For more information, see Part I, Item 1 “Unaudited Financial Statements, Note 4. Borrowings.”

(3)	Non-cancelable purchase commitments consist of agreements to purchase goods and services entered into in the ordinary course of business.

CRG Loan

We have entered into several amendments to the Loan Agreement with CRG since September 2015. The Amendments, among other things: (1) extended the interest-only period through December 31, 2026; (2) extended the period during which we may elect to pay a portion of interest in payment-in-kind, or PIK, interest payments through December 31, 2026 so long as no Default (as defined in the Loan Agreement) has occurred and is continuing; (3) permitted us to make the entire interest payments in PIK interest payments through December 31, 2026 so long as no Default has occurred and is continuing; (4) extended the Stated Maturity Date (as defined in the Loan Agreement) to December 31, 2028; (5) reduced the minimum liquidity covenant to $3.5 million at all times; (6) eliminated the minimum revenue covenant for all years; (7) changed the date under the on-going stand-alone representation regarding no “Material Adverse Change” to December 31, 2020; (8) amended the on-going stand-alone representation and stand-alone Event of Default (as defined in the Loan Agreement) regarding Material Adverse Change such that any adverse change in or effect upon the revenue of us and our subsidiaries due to the outbreak of COVID-19 will not constitute a Material Adverse Change; (9) provided CRG with board observer rights, and (10) provide that the board observer may be appointed or removed by written notice from the Majority Lenders (as defined in the Loan Agreement). The total Loan amount under the Loan Agreement (the “CRG Loan”), shown as short-term borrowings on the balance sheet as of September 30, 2024, is $4.2 million. However, upon maturity of the obligations under the Loan Agreement in December 2028, we will be obligated to pay $6.2 million under the Loan Agreement, which includes future interest to be accrued but not paid in cash as well as a $2.1 million back-end fee to be paid in December 2028 upon maturity of the CRG Loan which is being accreted to the maturity date. Due to the substantial doubt about our ability to continue operating as a going concern and the “Material Adverse Change” clause under the Loan Agreement, the entire amount of outstanding borrowings at September 30, 2024 and December 31, 2023 is classified as current. CRG has not purported that any Event of Default (as defined in the Loan Agreement) has occurred as a result a “Material Adverse Change” under the Loan Agreement. Refer to Part 1, Item 1, “Unaudited Financial Statements,” Note 4 for additional details.

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

The lease will expire on November 30, 2025. We are obligated to pay a total of approximately $7.1 million in base rent payments through November 2025. The weighted average remaining lease term as of September 30, 2024 is 1.2 years.

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

Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,163)	$(11,043)
Investing activities	—	(8)
Financing activities	11,789	5,173
Net change in cash and cash equivalents	$626	$(5,878)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $11.2 million, consisting primarily of a net loss of $13.6 million and an increase in net operating assets of $0.4 million, partially offset by non-cash charges of $2.8 million. Non-cash charges primarily related to non-cash interest expense of $0.8 million and stock-based compensation of $1.5 million. The increase in net operating assets was primarily due to the increase in prepaid expenses and other current assets due to annual renewals of certain expenses, including insurance coming due; decrease in accrued compensation as certain bonuses relating to retention of key individuals and company-wide bonuses were paid; and a decrease in long-term liabilities relating to certain retention bonuses being reclassified to accrued compensation as they became due within less than one year. These increases were partially offset by a decline in inventory which include components and labor, in an effort to optimize inventory levels in anticipation of forecasted demand in light of extended lead times and shifting product mix primarily related to new product introductions of Tigereye ST and Pantheris LV.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 of $11.8 million relates to $7.0 million of proceeds, net of commissions and various issuance costs, from the issuance of preferred stock and common stock in the Private Placement in March 2024 and $5.2 million of proceeds, net of commissions and various issuance costs from the issuance of a combination of common stock and pre-funded warrants in June 2024. This was partially offset by the payment of approximately $0.4 million in satisfaction of certain tax obligations related to net share settlement on restricted stock awards vesting during the quarter.

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

Credit Risk

As of September 30, 2024, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenues from the sale of our Lumivascular platform products to hospitals and medical centers in the United States. At September 30, 2024, there was one customer that represented 38% of the Company’s accounts receivable. At December 31, 2023, there was one customer that represented 24% of the Company’s accounts receivable.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 25, 2023, we received the Bid Price Deficiency Letter from Staff of The Nasdaq notifying us that we were not in compliance with the Bid Price Requirement, as the minimum bid price for our listed securities was less than $1.00 for the previous 30 consecutive business days. We had a period of 180 calendar days, or until October 23, 2023, to regain compliance with the rule referred to in this paragraph. As part of our efforts to regain compliance with the aforementioned rule, we effected a 1-for-15 reverse stock split on September 12, 2023.

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

As of the date of this quarterly report, the minimum bid price for our common stock has been below $1.00 for the previous 23 consecutive business days.

On May 18, 2023, we received the Stockholders’ Equity Deficiency Letter from the Staff that we no longer satisfied the Equity Requirement.

As with the Bid Price Deficiency Letter, the Stockholders’ Equity Deficiency Letter had no immediate effect on our continued listing on The Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, or until July 3, 2023, to submit a plan to regain compliance with the Equity Requirement. We submitted the Compliance Plan to Nasdaq on July 3, 2023. On July 31, 2023, we received a letter from Nasdaq notifying us that the Staff had determined to grant us an extension of 180 calendar days from the date of the Staff’s notice, or November 14, 2023, to regain compliance with the Equity Requirement.

On November 21, 2023, the Staff formally notified us that the Staff had determined that we were unable to demonstrate compliance with the Equity Requirement and that our securities would be delisted at the open of business on November 30, 2023, unless we timely requested a hearing before the Panel. On November 28, 2023, we requested and were granted a hearing before the Panel which took place on February 20, 2024. At the hearing, we presented a plan to regain and sustain compliance with the Equity Requirement and requested an extension to do so. On March 14, 2024, the results from the hearing were rendered in which we were granted an extension by the Panel. This extension stayed any further action by Nasdaq with respect to our continued listing until May 20, 2024.

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

Under the Loan Agreement with CRG, a “Material Adverse Change” or “Material Adverse Effect” (each as defined in the Loan Agreement) is an “Event of Default” thereunder, which gives Majority Lenders (as defined in the Loan Agreement) the right to declare amounts outstanding under the Loan Agreement immediately due and payable. Due to the substantial doubt about our ability to continue operating as a going concern and the Event of Default that could result due to a Material Adverse Change under the Loan Agreement, the entire amount of borrowings at September 30, 2024 and December 31, 2023 are classified as current. In addition, we may not be able to generate sufficient liquidity or revenue to satisfy minimum liquidity and minimum revenue covenants under the Loan Agreement. If we fail to satisfy such requirements, we will be in default under the Loan Agreement and all outstanding amounts under the Loan Agreement will become immediately due.

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

Even though we received net proceeds of approximately $7.0 million from the sale of our common stock and Series F Convertible Preferred Stock in the Private Placement in March 2024 and $5.2 million from the sale of a combination of our common stock and Pre-Funded Warrants in a public offering in June 2024, we believe that our cash and cash equivalents at September 30, 2024, together with the aforementioned financing, debt and other financing activities and expected revenues from operations, will not be sufficient to satisfy our capital requirements and fund our operations beyond the fourth quarter of 2024. We will need to raise additional funds through future equity or debt financings in the near future to meet our operational needs and capital requirements for product development, clinical trials and commercialization. We can provide no assurance that we will be successful in raising funds pursuant to additional equity or debt financings or that such funds will be raised at prices that do not create substantial dilution for our existing stockholders. Given the volatility of our stock price, any financing that we undertake could cause substantial dilution to our existing stockholders. Macroeconomic challenges and volatility in capital markets could further limit our ability to raise capital when needed on terms favorable to us, or at all. In addition, while we have been able to raise capital from the sale of shares under our at-the-market program, the limitations under instruction I.B.6 of Form S-3, as well as possible low volume of trading in our securities, will limit our ability to continue raising funds through such program.

To date, we have financed our operations primarily through sales of our products and net proceeds from the issuance of our preferred stock and debt financings, our IPO, private offerings, strategic investment, and our follow-on public offerings of our securities. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. We cannot be certain that additional capital will be available as needed on acceptable terms, or at all. In the future, we may require additional capital in order to (i) continue to conduct research and development activities, (ii) conduct post-market clinical studies, as well as clinical trials to obtain regulatory clearances and approvals necessary to commercialize our Lumivascular platform products, (iii) expand our sales and marketing infrastructure, (iv) acquire complementary businesses technologies or products; or (v) respond to business opportunities, challenges, a decline in sales, increased regulatory obligations or unforeseen circumstances. Our future capital requirements will depend on many factors, including:

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

Avinger, Inc.
(Registrant)

Date: November 7, 2024	/s/ JEFFERY M. SOINSKI
Jeffrey M. Soinski
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	/s/ NABEEL SUBAINATI
Nabeel Subainati
Vice President, Finance
(Principal Financial and Accounting Officer)